Form 10QSB
period 1997-06-30
CVF CORP
filed 1997-08-14
CIK 1032997

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                           ---------------------------




                                   FORM 10-QSB

                                QUARTERLY REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997




                                    CVF CORP.
        (Exact name of small business issuer as specified in its charter)

        NEVADA                             0-29266              87-0429335
(State or other jurisdiction           (Commission File      (I.R.S. Employer
of incorporation or organization)           Number)          Identification No.)

                       300 INTERNATIONAL DRIVE, SUITE 100
                          WILLIAMSVILLE, NEW YORK 14221
                                 (716) 626-3044
               (Address, including zip code, and telephone number,
          including area code, of issuer's principal executive offices)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]     No  [ ]

     As of August 11, 1997, there were 5,771,449 shares of common stock, $0.001 par value per share, of the issuer outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]



                              Page 1 of 10 Pages

                           CVF CORP. AND SUBSIDIARIES
                           --------------------------
                      (FORMERLY WESTERN GROWTH CORPORATION)
                      -------------------------------------

                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                   (UNAUDITED)
                                   -----------

                                  June 30, 1997
                                  -------------

                                                    ASSETS
                                                    ------
CURRENT ASSETS:
     Cash and cash equivalents                                                                   $ 14,483,703
     Accounts receivable                                                                              335,735
     Inventory                                                                                        245,635
     Prepaid expenses and other                                                                       400,787
                                                                                                 ------------
         TOTAL CURRENT ASSETS                                                                      15,465,860

PROPERTY AND EQUIPMENT, net of accumulated depreciation                                               144,427

HOLDINGS                                                                                            2,666,334

SECURITIES AVAILABLE FOR SALE,  at market                                                           1,484,619

GOODWILL, net of accumulated amortization                                                           1,795,689
                                                                                                 ------------
                                                                                                 $ 21,556,929
                                                                                                 ============
                                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                     ------------------------------------

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                                       $  1,195,137
     Bank debt                                                                                        736,702
     Due to related parties                                                                            63,135
     Accrued income taxes                                                                           3,654,456
                                                                                                 ------------
         TOTAL CURRENT LIABILITIES                                                                  5,649,430
                                                                                                 ------------
LONG TERM DEBT                                                                                        451,569

DEFERRED INCOME TAXES                                                                                 564,290

MINORITY INTEREST                                                                                     292,000

REDEEMABLE PREFERRED STOCK                                                                            456,250

STOCKHOLDERS' EQUITY:
     Common stock, $0.001 par value, authorized 50,000,000 shares,
          issued 5,992,349 shares, outstanding 5,959,449 shares and 168,900 shares in treasury          5,992
     Additional paid in capital                                                                    12,930,787
     Treasury stock                                                                                (1,188,591)
     Translation adjustment                                                                          (277,413)
     Unrealized gain on available for sale securities                                                 846,441
     Retained earnings                                                                              1,826,174
                                                                                                 ------------
         TOTAL STOCKHOLDERS' EQUITY                                                                14,143,390
                                                                                                 ------------
                                                                                                 $ 21,556,929
                                                                                                 ============



                 See notes to consolidated financial statements


                              Page 2 of 10 Pages

                           CVF CORP. AND SUBSIDIARIES
                           --------------------------
                      (FORMERLY WESTERN GROWTH CORPORATION)
                      -------------------------------------

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------

                                   (UNAUDITED)
                                   -----------

                                             Three months ended June 30,      Six months ended June 30,
                                             ---------------------------     ----------------------------
                                                 1997            1996            1997           1996
                                             ------------    ------------    ------------    ------------
SALES                                        $    293,386    $    516,349    $    555,241    $  1,004,506

COST OF SALES                                      52,282         367,567         137,950         664,770
                                             ------------    ------------    ------------    ------------
GROSS PROFIT                                      241,104         148,782         417,291         339,736
                                             ------------    ------------    ------------    ------------
EXPENSES:
     Selling, general and administrative          751,124         752,181       1,555,670       1,480,656
     Research and development                         340          17,440          11,919          30,092
                                             ------------    ------------    ------------    ------------
         TOTAL EXPENSES                           751,464         769,621       1,567,589       1,510,748
                                             ------------    ------------    ------------    ------------
INCOME (LOSS) FROM OPERATIONS                    (510,360)       (620,839)     (1,150,298)     (1,171,012)
                                             ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSES):
     Interest income (expense), net                91,152         (41,822)        171,763         (27,417)
     Other income (expense), net                  (62,061)        145,989         134,838         157,262
     Income (loss) from equity affiliates         205,664        (207,562)         39,884        (350,601)
     Gain (loss) on sale of investments           171,798          --          18,332,223         --
     Minority interest                            --                  (77)        --              --
                                             ------------    ------------    ------------    ------------
         TOTAL OTHER INCOME (EXPENSES)            406,553        (103,472)     18,678,708        (220,756)
                                             ------------    ------------    ------------    ------------
INCOME (LOSS) BEFORE PROVISION (BENEFIT)
     FOR INCOME TAXES                            (103,807)       (724,311)     17,528,410      (1,391,768)

     Provision (benefit)  for income taxes       (605,460)         --           6,689,430           1,168
                                             ------------    ------------    ------------    ------------
NET INCOME (LOSS)                            $    501,653    $   (724,311)   $ 10,838,980    $ (1,392,936)
                                             ============    ============    ============    ============
NET INCOME (LOSS) PER SHARE                  $       0.08    $      (0.12)   $       1.83    $      (0.23)
                                             ============    ============    ============    ============
WEIGHTED SHARES USED IN COMPUTATION             5,928,889       5,992,349       5,928,889       5,992,349
                                             ============    ============    ============    ============



                See notes to consolidated financial statements.

                              Page 3 of 10 Pages

                           CVF CORP. AND SUBSIDIARIES
                           --------------------------
                      (FORMERLY WESTERN GROWTH CORPORATION)
                      -------------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

                                   (UNAUDITED)
                                   -----------

                                                                         Six Months Ended June 30,
                                                                        ----------------------------
                                                                           1997             1996
                                                                        ------------    ------------
CASH FLOW FROM OPERATING ACTIVITIES:
     Net income (loss)                                                  $ 10,838,980    $ (1,392,936)
                                                                        ------------    ------------
     Adjustments to reconcile net income (loss) to net
     cash from operating activities:
         Depreciation and amortization                                       140,081         116,373
         (Income) loss from equity affiliates                                (39,884)        350,601
         Gain on sale of investments                                     (18,332,223)        --
         Minority interest in earnings (losses) of subsidiaries               --                 (77)

     Changes in operating assets and liabilities :
         (Increase) decrease in accounts receivable                          174,554          (8,707)
         (Increase) decrease in inventory                                    (20,426)         14,091
         (Increase) decrease in prepaid expenses and other                  (328,677)       (122,997)
         (Increase) decrease in other assets                                  --              22,086
         Increase (decrease) in accounts payable and accrued expenses       (272,663)        (77,462)
         Increase (decrease) in income taxes payable                       2,761,666         --
                                                                        ------------    ------------
                                                                         (15,917,572)        293,908
                                                                        ------------    ------------
CASH PROVIDED (USED) IN OPERATING ACTIVITIES                              (5,078,592)     (1,099,028)
                                                                        ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                       --             (89,780)
     Investments in and advances to equity affiliates                       (724,189)       (241,089)
     Repayment of advances by equity affiliates                              321,200         --
     Proceeds from sale of investments                                    19,097,838         --
                                                                        ------------    ------------
CASH PROVIDED (USED) IN INVESTING ACTIVITIES                              18,694,849        (330,869)
                                                                        ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings (payments) of debt                                            42,615         861,905
     Borrowings (payments) of debt to related parties                         63,135         273,862
     Purchase of treasury stock                                           (1,133,580)        --
                                                                        ------------    ------------
CASH PROVIDED (USED) IN FINANCING ACTIVITIES                              (1,027,830)      1,135,767
                                                                        ------------    ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
     CASH EQUIVALENTS                                                         --             --
                                                                        ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      12,588,427        (294,130)

CASH AND CASH EQUIVALENTS - beginning of period                            1,895,276         445,515
                                                                        ------------    ------------
CASH AND CASH EQUIVALENTS - end of period                               $ 14,483,703    $    151,385
                                                                        ============    ============





                 See notes to consolidated financial statements


                              Page 4 of 10 Pages

                           CVF CORP. AND SUBSIDIARIES
                           --------------------------

                      (FORMERLY WESTERN GROWTH CORPORATION)
                      -------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                         SIX MONTHS ENDED JUNE 30, 1997
                         ------------------------------
                                   (UNAUDITED)
                                   -----------

1.       BASIS OF PRESENTATION
         ---------------------

                  The accompanying financial statements are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and the results of operations for the interim periods presented. All such adjustments are of normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results attainable for a full fiscal year.

2.       INCOME (LOSS) PER SHARE
         -----------------------

                  Per share information is computed based on the weighted average number of shares outstanding during the period with net income
         (loss) reduced by cumulative preferred stock dividends.

3.       INVESTMENTS
         -----------

                  The following table gives certain summarized financial information related to the Company's equity basis holdings:

                                    Six months ended
                                        June 30,
                                -------------------------
                                   1997          1996
                                -------------------------
Net sales                       $   876,183   $   625,525
Gross profit on sales                28,208       178,089
Income (loss) from continuing
operations                        1,481,996    (1,056,844)
Net income (loss)                 1,481,996    (1,056,844)



                              Page 5 of 10 Pages

4.       INTERIM FINANCIAL STATEMENT DISCLOSURES
         ---------------------------------------

                  Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying unaudited interim financial statements. Reference is to the Company's audited financial statements for the year ended December 31, 1996 included in the Company's Registration Statement on Form 10-SB/A filed with the Securities and Exchange Commission on May 30, 1997.

5.       INCOME TAX EXPENSE (BENEFIT)
         ----------------------------

                  The Company recorded an income tax benefit in the second quarter of 1997 related to the exercise of Non-Qualified Options by certain officers.



                              Page 6 of 10 Pages

Item 2.    Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations.
           ----------------------

           Results of Operations.
           Six months ended June 30, 1997 compared to June 30, 1996.

                  In the first six months of 1997 the Company recorded a net profit of $10,838,980 as compared to a loss of $1,392,936 in the comparable period of 1996.

                  The six month results were principally impacted by the sale of all but 65,605 shares of its position in Certicom, one of its investments. This sale created a pre-tax gain of $18,332,223. There were no similar sales of securities in 1996. Additionally, the half year results were affected by an operating loss of $1,150,298 after a fall in revenues of $449,265 as compared to the previous year and an increase of $75,014 in selling, general and administrative expenses. The fall in revenues is attributable to a reduction in sales at one subsidiary offset by sales increases at the other subsidiaries. CVF Corp., on an unconsolidated basis, has no sales from operations. Sales and gross profit from sales reflect the operations of the Company's consolidated subsidiaries only. These subsidiaries include Biorem, Petrozyme, Gemprint, Solaria and Canadian Venture Founders Leasing. Entities that are not consolidated include Ecoval, Dantec and Turbotak.

           Liquidity and Capital Resources.

                  At June 30, 1997 the Company recorded stockholder's equity of $14,143,390 as compared to $17,431,780 at December 31, 1996. This decrease of $3,288,390 was primarily attributable to several factors:
           (1) the Company expended $1,133,580 on the purchase of treasury stock; (2) there was a loss from operations of $1,150,298 offset by interest income, other income and income from equity affiliates totalling $346,485; and (3) the sum of the after tax gain on the Certicom sale plus the unrealized gain at June 30, 1997 was less than the unrealized gain on such shares at December 31, 1996 by $1,350,826. The current ratio of the Company at June 30, 1997 was 2.7 to 1 as compared to .88 to 1 at December 31, 1996. The principal reason for this improvement was the cash proceeds from the Certicom sale offset by the resulting accrued tax liability.


                               Page 7 of 10 Pages

                  The Company experienced a net increase in cash and cash equivalents of $12,588,427 at June 30, 1997 compared to a decrease in cash of $294,130 in the same period of 1996. The principal reason for the increase was the sale of the Certicom shares resulting in gross proceeds of $19,097,838 before provision for taxes. There were no sales of securities in the period ended June 30, 1996.

                               Page 8 of 10 Pages

                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings.
           ------------------

           None.


Item 2.    Changes in Securities.
           ----------------------

           None.


Item 3.    Defaults Upon Senior Securities.
           --------------------------------

           None.


Item 4.    Submission of Matters to a Vote of Security Holders.
           ----------------------------------------------------

           None.


Item 5.    Other Information.
           ------------------

           None.


Item 6.    Exhibits and Reports on Form 8-K.
           ---------------------------------

           (a)    Exhibits.

                  (27)   Financial Data Schedule.


                               Page 9 of 10 Pages

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  August 14, 1997

                              CVF CORP.

                              By: /s/ Jeffrey Dreben
                                  ----------------------------------------
                                  Name:  Jeffrey Dreben
                                  Title: Chairman of the Board, President
                                         and Chief Executive Officer

                              By: /s/ Robert Nally
                                  ----------------------------------------
                                  Name:  Robert Nally
                                  Title: Secretary and Treasurer




                               Page 10 of 10 Pages