Form 10QSB
period 1997-09-30
CVF CORP
filed 1997-11-14
CIK 1032997

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           ---------------------------




                                   FORM 10-QSB

                                QUARTERLY REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997




                                 CVF CORPORATION
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

                                    CVF CORP.
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

     As of November 11, 1997, there were 5,729,449 shares of common stock, $0.001 par value per share, of the issuer outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]




                              Page 1 of 11 Pages

                         PART I - FINANCIAL INFORMATION

                                                                                Page
                                                                                ----
Item 1.    Financial Statements.

           Consolidated Balance Sheet, September 30, 1997                          3

           Consolidated Statement of Operations for the three months
             ended September 30, 1997 and 1996 and the nine months
             ended September 30, 1997 and 1996                                     4

           Consolidated Statement of Cash Flows for the
             nine months ended September 30, 1997 and 1996                         5

           Notes to Consolidated Financial Statements                              6






                              Page 2 of 11 Pages

                        CVF CORPORATION AND SUBSIDIARIES
                        --------------------------------
                      (FORMERLY WESTERN GROWTH CORPORATION)
                      -------------------------------------

                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                   (UNAUDITED)
                                   -----------

                               September 30, 1997
                               ------------------


                                     ASSETS
                                     ------

CURRENT ASSETS:
  Cash and cash equivalents........................................ $11,962,904
  Accounts receivable..............................................     580,043
  Inventory........................................................     510,461
  Prepaid expenses and other.......................................      86,825
                                                                    -----------
    TOTAL CURRENT ASSETS...........................................  13,140,233

PROPERTY AND EQUIPMENT, net of accumulated depreciation............     199,679

HOLDINGS...........................................................   2,485,561

SECURITIES AVAILABLE FOR SALE, at market...........................   2,011,449

GOODWILL, net of accumulated amortization..........................   3,357,239
                                                                    -----------
                                                                    $21,194,161
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued expenses............................ $ 1,396,297
  Bank debt........................................................     655,192
  Due to related parties...........................................     100,212
  Accrued income taxes.............................................   3,125,650
                                                                    -----------
    TOTAL CURRENT LIABILITIES......................................   5,277,351
                                                                    -----------

LONG TERM DEBT.....................................................     829,642

DEFERRED INCOME TAXES..............................................     724,124

MINORITY INTEREST..................................................     992,800

REDEEMABLE PREFERRED STOCK.........................................     456,250

STOCKHOLDERS' EQUITY:
  Common stock, $0.001 par value, authorized 50,000,000 shares:
    issued 5,992,349 shares, outstanding 5,895,449 shares and
    232,900 shares in treasury.....................................       5,992
  Additional paid in capital.......................................  13,657,952
  Treasury stock...................................................  (1,636,759)
  Translation adjustment...........................................    (277,066)
  Unrealized gain on available for sale securities.................   1,213,438
  Retained earnings................................................     (49,563)
                                                                    -----------
    TOTAL STOCKHOLDERS' EQUITY.....................................  12,913,994
                                                                    -----------
                                                                    $21,194,161
                                                                    ===========

                See notes to consolidated financial statements.

                              Page 3 of 11 Pages

                        CVF CORPORATION AND SUBSIDIARIES
                        --------------------------------
                     (FORMERLY WESTERN GROWTH CORPORATION)
                     -------------------------------------

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------
                                  (UNAUDITED)
                                  - ---------



                                              Three months ended September 30,     Nine months ended September 30,
                                                 1997                1996              1997                1996
                                              ------------       ------------       ------------       ------------

SALES                                         $    240,609       $    177,835       $    795,850       $  1,182,341

COST OF SALES                                      115,616            145,407            253,566            810,177
                                              ------------       ------------       ------------       ------------
GROSS PROFIT                                       124,993             32,428            542,284            372,164
                                              ------------       ------------       ------------       ------------
EXPENSES:
  Selling, general and administrative            1,417,695            281,744          2,973,365          1,762,400
  Research and development                           3,107            174,377             15,026            204,469
                                              ------------       ------------       ------------       ------------
    TOTAL EXPENSES                               1,420,802            456,121          2,988,391          1,966,869
                                              ------------       ------------       ------------       ------------

INCOME (LOSS) FROM OPERATIONS                   (1,295,809)          (423,693)        (2,446,107)        (1,594,705)
                                              ------------       ------------       ------------       ------------

OTHER INCOME (EXPENSES):
  Interest income (expense), net                   260,400            (40,661)           432,163            (68,078)
  Other income (expense), net                       15,473           (116,684)           150,311             40,578
  Income (loss) from equity affiliates            (402,995)          (361,548)          (363,111)          (712,149)
  Gain (loss) on sale of investments                     -          3,197,339         18,332,223          3,197,339
  Minority interest                                      -                  -                  -                  -
                                              ------------       ------------       ------------       ------------
    TOTAL OTHER INCOME (EXPENSES)                 (127,122)         2,678,446         18,551,586          2,457,690
                                              ------------       ------------       ------------       ------------

INCOME (LOSS) BEFORE PROVISION (BENEFIT)
  FOR INCOME TAXES                              (1,422,931)         2,254,753         16,105,479            862,985

  Provision (benefit) for income taxes            (452,806)           948,832          7,142,236            950,000
                                              ------------       ------------       ------------       ------------

NET INCOME (LOSS)                             $ (1,875,737)      $  1,305,921       $  8,963,243       $    (87,015)
                                              ============       ============       ============       ============

NET INCOME (LOSS) PER SHARE                   $      (0.31)      $       0.22       $       1.50       $      (0.01)
                                              ============       ============       ============       ============

WEIGHTED SHARES USED IN COMPUTATION              5,960,349          5,992,349          5,981,682          5,992,349
                                              ============       ============       ============       ============

                See notes to consolidated financial statements.


                              Page 4 of 11 Pages

                        CVF CORPORATION AND SUBSIDIARIES
                        --------------------------------
                      (FORMERLY WESTERN GROWTH CORPORATION)
                      -------------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                                  (UNAUDITED)
                                  -----------


                                                                      Nine Months Ended September 30,
                                                                      --------------------------------
                                                                          1997               1996
                                                                      ------------       ------------

CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)                                                   $  8,963,243       $    (87,015)
                                                                      ------------       ------------
  Adjustment to reconcile net income (loss) to net
  cash from operating activities:
    Depreciation and amortization                                          154,937            155,821
    (Income) loss from equity affiliates                                   363,111            712,149
    Gain on sale of investments                                        (18,332,223)        (3,197,339)

  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                             433,777             34,386
    (Increase) decrease in inventory                                       (86,156)            97,737
    (Increase) decrease in prepaid expenses and other                       10,213            (12,827)
    (Increase) decrease in other assets                                          -            (41,086)
    Increase (decrease) in accounts payable and accrued expenses           231,428            189,913
    Increase (decrease) in income taxes payable                          2,232,861            950,000
    Increase (decrease) in other current liabilities                             -            150,372
                                                                      ------------       ------------
                                                                       (14,992,052)          (960,874)
                                                                      ------------       ------------

CASH PROVIDED (USED) IN OPERATING ACTIVITIES:                           (6,028,809)        (1,047,889)
                                                                      ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                             -            (69,338)
  Acquisition of subisidiary                                            (1,361,450)                 -
  Investments in and advances to equity affiliates                        (823,915)          (462,316)
  Repayment of advances by equity affiliates                               321,000                  -
  Proceeds from sale of investments                                     19,097,838          3,710,745
                                                                      ------------       ------------

CASH PROVIDED (USED) IN INVESTING ACTIVITIES                            17,233,473          3,179,091
                                                                      ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings (payments) of debt                                            339,178            212,103
  Borrowings (payments) of debt to related parties                         105,534              9,031
  Purchase of treasury stock                                            (1,581,748)                 -
                                                                      ------------       ------------

CASH PROVIDED (USED) IN FINANCING ACTIVITIES                            (1,137,036)           221,134
                                                                      ------------       ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                                               -                  -
                                                                      ------------       ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    10,067,628          2,352,336

CASH AND CASH EQUIVALENTS -beginning of period                           1,895,276            445,515
                                                                      ------------       ------------

CASH AND CASH EQUIVALENTS - end of period                             $ 11,962,904       $  2,797,851
                                                                      ============       ============

                 See notes to consolidated financial statements



                              Page 5 of 11 Pages

                        CVF CORPORATION AND SUBSIDIARIES
                        --------------------------------

                      (FORMERLY WESTERN GROWTH CORPORATION)
                      -------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                      NINE MONTHS ENDED SEPTEMBER 30, 1997
                      ------------------------------------
                                   (UNAUDITED)
                                   -----------



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

3.       INVESTMENTS
         -----------

                  The following table gives certain summarized financial information related to the Company's equity basis holdings:


                                                 Nine months ended
                                                 September 30, 1997
                                                --------------------

                                                --------------------
Net sales                                        $         1,332,750
Gross profit on sales                                        371,333
Income (loss) from continuing
operations                                               (2,508,488)
Net income (loss)                                $       (2,508,488)



                              Page 6 of 11 Pages

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

                  On August 28, 1997 the Company acquired approximately 70% of Dantec Electronics, Limited for $1,400,000 payable for $1,100,000 in cash plus a note payable over two years.




                              Page 7 of 11 Pages

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

                  Nine months ended September 30, 1997 compared to September 30, 1996.

                  In the first nine months of 1997 the Company recorded a net profit of $8,963,243 compared to a loss of $87,015 in the comparable period of 1996.

                  The nine month results were principally impacted by the sale of all but 65,605 shares of its position in Certicom, one of its investments. This sale created a pre-tax gain of $18,332,223. There were no similar sales of securities in 1996. Additionally, the 1997 nine month results were affected by an operating loss of $2,446,107 after a decline in revenues of $386,491 as compared to the previous year and an increase of $1,210,965 in selling, general and administrative expenses. The decline in revenues is principally attributable to Biorem Technologies Inc., one of the Company's investments. Biorem's revenue tends to come through large contracts (over $250,000) which can take as long as two to three years until the contracts are committed to by their clients. Therefore, Biorem's revenues can fluctuate from period to period.

                  The increase in selling, general and administrative expenses is principally attributable to an increase in salaries and bonuses, much of which was paid as a one time withholding tax to cover an exercise of management stock options. The cost to the Company of paying this withholding tax is offset by a tax deduction attributable to the exercise of the options which is not recorded as an expense for financial reporting purposes.

                  CVF Corporation, on a non-consolidated basis, has no sales from operations. Sales and gross profits from sales reflect the operations of the Company's consolidated subsidiaries only. These subsidiaries include Biorem, Gemprint, Solaria, Dantec Electronics Limited and Canadian Venture Founders Leasing Corp. Entities that are not consolidated include Ecoval, Dantec Systems, Petrozyme and Turbotak.

LIQUIDITY AND CAPITAL RESOURCES

                  At September 30, 1997, the Company recorded stockholders' equity of $12,913,994 as compared to $17,431,780 at December 31, 1996. This decrease of $4,517,786 was primarily attributable to the Company utilizing $1,581,748 for the repurchase of the Company's own stock that was then put into treasury and from the loss from operations. The current ratio of the Company at September 30, 1997 was 2.5 to 1 as compared to .88 to 1 at December 31, 1996. The principal reason for this improvement was the cash proceeds from the sale of the Certicom shares.

                  The Company experienced a net increase in cash and cash equivalents of $10,067,628 for the nine month period ended September 30, 1997 compared to an increase in cash of $2,352,336 in the same period of 1996. Cash provided by investing activities was $17.2 million consisting of $19.1 million of proceeds from the sale of Certicom stock offset by cash used for the acquisition of Dantec Electronics Limited and for advances to affiliates. Cash used for operating activities was approximately $6 million, primarily due to operating losses of $2.4 million and income tax payments of $4.2 million.


                              Page 8 of 11 Pages

                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings.
           -----------------

           None.


Item 2.    Changes in Securities.
           ----------------------

           None.


Item 3.    Defaults Upon Senior Securities.
           --------------------------------

           None.


Item 4.    Submission of Matters to a Vote of Security Holders.
           ----------------------------------------------------

           On August 21, 1997, the Company held its Annual Meeting of Stockholders. At the Annual Meeting, the following three directors were elected to serve until the next Annual Meeting:

                  Name                      Vote For       Vote Withheld
                  ----                      --------       -------------
                  Jeffrey Dreben            4,299,806          -0-
                  Robert Nally              4,299,806          -0-
                  George Khouri             4,299,806          -0-

           In addition, a proposal to amend the Company's Articles of Incorporation to change the Company's name from CVF Corp. to CVF Corporation was approved.

                  For                       4,299,806
                  ---
                  Against                      -0-
                  -------
                  Abstain                      -0-
                  -------

Item 5.    Other Information.
           ------------------

           None.




                              Page 9 of 11 Pages

Item 6.    Exhibits and Reports on Form 8-K.
           ---------------------------------

           (a)    Exhibits.

                  3(i) Articles of Incorporation, as amended (filed herewith).

                   (ii) Bylaws (incorporated by reference to Exhibit 2.2 to Form 10-SB filed February 12, 1997).

                  (27) Financial Data Schedule (filed herewith).

           (b)    Reports on Form 8-K

                  (1)    Filed October 31, 1997

                         Reporting a change in the Company's principal accountant.



                              Page 10 of 11 Pages

                                   SIGNATURES

                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:   November 14, 1997


                                    CVF CORP.



                                    By: /s/Jeffrey Dreben
                                        ---------------------------------------
                                        Name:  Jeffrey Dreben
                                        Title:  Chairman of the Board, President
                                                and Chief Executive Officer



                                    By: /s/Robert Nally
                                        ---------------------------------------
                                        Name:  Robert Nally
                                        Title:  Secretary and Treasurer



                              Page 11 of 11 Pages