Form 10KSB
period 1997-12-31
CVF CORP
filed 1998-03-31
CIK 1032997

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-KSB
           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.

                        COMMISSION FILE NUMBER 00-29266

                                 CVF CORPORATION
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)


                  NEVADA                                87-0429335
 ----------------------------------------  ------------------------------------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

            916 Center Street
            LEWISTON, NEW YORK                            14092
 ----------------------------------------  ------------------------------------
 (Address of principal executive offices)               (Zip Code)


                                 (716) 754-7883
                       ----------------------------------
                           (Issuer's telephone number)

Securities registered under Section 12(g) of the Act:


Title of each class                    Name of each exchange on which registered
---------------------                  ------------------------------------
Common Stock ($0.001 par value)        American Stock Exchange


Securities registered under Section 12(b) of the Act:   NONE


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes      X         No
                                -----           -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_____]

State issuers revenues for most recent year: $1,685,399.

Aggregate market value of voting stock held by non-affiliates (based on the closing price on the American Stock Exchange) on March 25, 1998 was approximately $31,983,390. For purposes of determining this amount only, Registrant has defined affiliates as including (a) the executive officers named in Part III of this 10-K report, (b) all directors of Registrant, and (c) each shareholder that has informed Registrant by March 25, 1998 that it is the beneficial owner of 10% or more of the outstanding common stock of Registrant.

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of March 25, 1998:

                        Common Stock: 6,132,528 shares

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference in their Form 10-KSB:

        None
Transitional Small Business Disclosure Format: Yes      No  X
                                                  -----    -----

PART IV

                                     PART I

ITEM 1.         DESCRIPTION OF BUSINESS

(a) History of the Company

CVF Corporation (the "Company") was incorporated on January 10, 1986, under the laws of the State of Utah under the name of Sierra Growth Corporation. On December 30, 1993, the Company changed its name to Western Growth Corporation and its domicile to the State of Nevada in connection with a reincorporation merger. The Company was organized in order to acquire or enter into a business or business opportunity. In connection with its organization, the Company issued an aggregate of 4,000,000 Common Shares to its original directors and officers. In 1987, the Company completed a public offering under Regulation A of the 1933 Act of 8,280,000 Common Shares at an offering price of $0.01 per share from which the Company received net proceeds of approximately $67,850. Immediately following the closing of the offering, there were 12,280,000 Common Shares issued and outstanding. During 1988 and 1989, the Company acquired a majority ownership interest in a corporation for $62,500, which the Company planned to transfer to its stockholders in a "spin-off" transaction. The Company subsequently determined that the spin-off was not feasible, however, and in 1991 the subsidiary corporation was liquidated.

At a Special Stockholders Meeting held December 3, 1993, the Company's stockholders approved proposals to: (i) effect a 1-for-10 reverse stock split in the issued and outstanding Common Shares thereby reducing the number of outstanding shares from 12,280,000 to 1,228,000; (ii) change the state of incorporation of the Company from Utah to Nevada; (iii) change the name of the Company from Sierra Growth Corporation to Western Growth Corporation; (iv) authorize 500,000 shares of Preferred Stock; and (v) elect L. Dee Hall as the sole director of the Company. All of such proposals were implemented during December 1993. During the period of December 1993 until August 1995, the Company conducted no material business.

On August 20, 1995, the Company entered into an asset purchase agreement (the "Asset Purchase Agreement") with CVFLP, under which the Company agreed to purchase all of the assets and assume all of the liabilities of CVFLP. Pursuant to the terms of the Asset Purchase Agreement, the Company issued to CVFLP 4,763,918 Common Shares, 25,000 shares of its Series "A" Preferred Stock (the "Preferred Shares") and warrants (the "Warrants") entitling CVFLP to purchase approximately 952,784 additional Common Shares. At a Special Stockholders' Meeting held September 12, 1995, the Company's stockholders approved proposals to: (i) approve the Asset Purchase Agreement and the issuance of the securities of the Company to CVFLP; (ii) change the name of the Company from Western Growth Corporation to CVF Corp.; (iii) effect a 1-for-2 reverse split of the Common Shares; and (iv) elect Jeffrey Dreben, Malcolm Gissing, Robert Nally and P. Anthony Bordes, Jr. as the directors of the Company. Following the consummation of the above transactions, L. Dee Hall resigned as a director of the Company.

CVFLP was formed under the laws of Ontario, Canada in 1989, to engage in the business of developing and managing early stage and start-up companies engaged in the information and environmental technologies areas. In August 1989, CVFLP completed a private securities offering in which commitments for approximately$14,600,000 were received from a number of pension funds, insurance companies and corporate groups, which commitments were paid for between 1989 and 1995. Since 1989, CVFLP acquired ownership interests in each of the following privately held Canadian corporations: Biorem Technologies Inc., Canadian Venture Founders Leasing Corporation, Dantec Systems Corporation, Ecoval Inc., Omphalos Recovery Systems Inc. (now known as Gemprint Corporation), Solaria Research Enterprises Ltd., and Turbotak Technologies, Inc. (the "Corporations"). CVFLP worked to start, build and grow the Corporations.

(b)     STRATEGY OF THE BUSINESS

CVF Corporation ("CVF" or the "Company") is primarily involved in the business of developing and managing early stage and start-up companies engaged in the information and environmental technologies areas. The Company's mandate is to acquire significant holdings in new and emerging companies primarily in the technology area, to assist in the management of such companies and through them to engage in the businesses engaged in by such companies.

The Company's plan is to generate revenue and profit through the consolidation of the revenues and profits from these companies and also through the sale of all or a portion of its holdings in these companies when the Company determines that its funds can be better deployed in other industries or companies. The Company's goal is to maximize the value of its holdings in these companies for it's shareholders, often through taking its companies public at the appropriate time as it has done with Certicom Corp. which became a public company in 1996.

These acquired companies generally require additional capital to meet their business plans beyond the Company's initial involvement, consequently, the Company actively assists in the obtaining of additional capital either from its own resources or via other participants.

The following is a list of the holdings (the "Corporations") of CVF showing the percentage ownership:

NAME OF                                 PERCENTAGE OWNERSHIP
CORPORATION                             OF VOTING SECURITIES
-----------                             --------------------

1.  Canadian Venture Founders
      Leasing Corporation                      100%
2.  Dantec Electronics Limited                 100%
3.  Eastview Marketing One LLC                 100%
4.  Grand Island Marketing Two LLC             100%
5.  Grand Island Marketing Inc                 100%
6.  Biorem Technologies Inc.                    69%
7.  Gemprint Corporation                        67%
8.  Solaria Research Enterprises Ltd.           67%
9.  Petrozyme Technologies, Inc.                50%
10. Dantec Systems Corporation                  41%
11. Ecoval Inc.                                 24%
12. TurboSonic, Inc.                            13%
13. Mindflight Corporation                      17%
14. Certicom Corp.                              0.5%

The Corporations

With the exception of TurboSonic, Mindflight and Certicom, each of the above Corporations are non-public companies. The following paragraphs provide a brief description of each of the above Corporations. Each has its own business plan, history and financial statements. As well each has completed the development of products, established markets and distribution channels, has sold products and has put management teams in place or is currently working to improve its management teams.

The additional capital required by each of the Corporations is primarily for expansion of sales and production capability to enable the Corporations to realize their commercial potential over the next three to five years. As is common with early stage technology companies, each of the Corporations has historically operated at a loss or at break-even and many will continue to operate at a loss for at least the foreseeable future.

Consolidated Entities:

Consolidated entities are those companies where CVF has greater than a 50% ownership of the voting stock. The total assets and liabilities of consolidated entities are included within the financial results and position of the Company for the year ended December 31, 1997 and the comparative balances for the previous two years are shown in the financial statements included in Part II
Item 7 of this 10-KSB document. The entities consolidated within the financial results of the Company are as follows:

1. Canadian Venture Founders Leasing Corporation ("CVFLC").

CVFLC was founded in order to offer equipment leases to the Corporations as well as to offer short-term funding to the Corporations for such items as inventory and receivables. CVFLC is a wholly owned subsidiary of the Company and is managed by the management team of the Company. It is located in Oakville, Ontario Canada.

The results for the year ended December 31, 1997 include revenues of approximately $190,000 interest income from short term financing to the Company's entities. Expenses incurred by CVFLC are primarily consulting expenses. The net result for the year was a loss of about $455,000. Future results are dependent on CVFLC earning additional interest and other income.

2. Dantec Electronics Limited ("DEL")

Located in Waterloo, Canada, DEL, manufactures and sells electronic moisture detection and control systems with agricultural applications. On August 28, 1997 the Company acquired 100% of the outstanding common share capital of DEL for total consideration of Cdn. $2,825,000 [U.S. $1,977,500] consisting of a cash payment of $1,615,000 [U.S. $1,130,500], $250,000 [U.S. $175,000] to be paid in equal monthly installments over 25 months, and 960,000 special Class A shares of 1246680 Ontario Limited, a wholly owned subsidiary of the Company which was incorporated for the purpose of holding the DEL investment.

Four months of activity of DEL have been included in the financial results for the Company for the year ended December 31, 1997. Net income for this short period is not significant.

3. Eastview Marketing One LLC  ("Eastview")

Eastview was incorporated in the state of New York on December 19, 1997 for the purpose of developing an infommercial to market in the United States natural fertilizers and environmentally safe organic herbicides manufactured by Ecoval Inc., an equity holding of CVF Corporation.

4. Grand Island Marketing Two LLC ("Grand Island 2")

Grand Island 2 was incorporated on December 17, 1997 in the state of New York. When operations begin in 1998, Grand Island 2 will market and arrange environmental clean up contracts with real estate developers in the United States using the services of Biorem Technologies, Inc., and other soil remediation companies.

5. Grand Island Marketing Inc  ("Grand Inc.")

The Company incorporated Grand Inc. in the State of Delaware on January 28, 1998. On January 29, 1998 Grand Inc. entered into an agreement with 21st Century Health Care (1996) Inc., a company incorporated in the province of Ontario, Canada, and an individual to form a partnership known as "Elements". Grand Inc. paid an initial contribution of $1,500,000 and has a Partnership Interest of 69.25% in Elements. Elements was formed to carry on the business of operating retail stores offering natural health and food products and health services including naturopathic and homeopathic medicine and chiropractic services, as well as products manufactured by Ecoval.

6. Biorem Technologies, Inc.  ("Biorem")

Biorem is an industrial biotech company that is engaged in the business of applying bioconversion and biotransformation technology to a variety of industrial applications such as the treatment or clean-up of organic toxic chemicals in soil or groundwater, the treatment of industrial waste streams for liquids or air and for use in the food processing, agriculture and pharmaceutical manufacturing industries. Biorem has certain proprietary industrial fermentation techniques which enabled it to produce new biological materials for use in the bioremediation, industrial waste stream treatment, food processing, agriculture and pharmaceutical industries and markets. Biorem provides on-site turn key remediation capability. Biorem has developed technology for economical and effective cleaning of contaminated soils.

Biorem is still considered to be an early developing company and as such has incurred operating losses over the last three years. With the establishment of Grand Island 2 (above), Biorem hopes, although there can be no assurance, to increase sales and net income through the marketing of its services.

7. Gemprint Corporation ("GemprintTM")

GemprintTM, which was until 1997 known as Omphalos Recovery Systems, Inc., is in the business of providing products and services to the insurance industry, as well as the consumer and wholesale jewelry markets to enable diamonds and other precious gems to be uniquely identified non-invasively (fingerprinted) using a patented low power laser imaging system. The results are stored in a data base for later verification and recovery of lost or stolen gems. GemprintTM currently sells its RSi 2000 laser GemprintTM machine to jewelers for $15,000. Currently, each consumer who gets his or her gem "Gemprinted"TM by the jeweler's RSi 2000 machine pays the jeweler $35 of which $15 goes to GemprintTM pursuant to licensing agreements. GemprintTM owns and operates the GemprintTM data base. Law enforcement agencies and many insurance companies support the GemprintTM system (approximately 25 insurance companies offer a 10% discount on diamond insurance policies if a gem is GemprintedTM).

Currently 110 jewelers own GemprintTM machines throughout North America and actively use the system. GemprintTM also recently received a letter of intent for the purchase of 100 GemprintTM machines for $7,500 each from a group in the United Kingdom. As well, a letter of intent has been signed with Stullers, a larger diamond jewelry wholesaler, whereby all its diamond stock will be gemprinted before it is sold to several thousand jewelry store clients throughout the United States. Additional letters of intent have been signed with several United States regional jewelry chains to offer its gemprinting services.

GemprintTM has recently developed a next generation machine with built-in appraisal software. The additional expense of developing this machine is expected to result in operating losses at least until the fiscal year ending March 31, 1998.

8.  Solaria Research Enterprises Ltd. ("Solaria")

Solaria Research Enterprises, Ltd. Solaria is the business of developing, manufacturing and marketing a family of low cost, high efficiency programmable electronic motor speed control products for battery-powered vehicles such as material handling equipment (fork lift trucks, etc.). Solaria supplies both original equipment manufacturers ("OEM") and the aftermarket with products. Solaria has shipped over 500 units to date to North American customers. A North American distribution network of 28 distributors having 113 branches has been set up over the past three years. Solaria is now marketing the latest version of its product. Solaria has entered into a strategic OEM joint venture with a North American manufacturer of fork lift trucks to develop and manufacture a range of electronic controllers for their direct current (DC) engines.

Another generation of controller is now under development for expected launch in the fall of 1998 for application in several new markets.

Equity Investees:

Equity investees are those companies in which CVF has less than or equal to 50% ownership but more than or equal to 20% ownership. Only the net incomes or losses of the Company's equity investments are included in the financial statements of the Company in proportion to the percentage holdings of these entities.

These equity investees and their businesses are described below:

9. Petrozyme Technologies, Inc. ("Petrozyme")

Petrozyme is a Waterloo, Canada, private company in the business of developing and marketing processes for the degradation of petroleum waste products.


10. Dantec Systems Corporation ("Dantec Systems")

Dantec Systems, an industrial automation company, using unique process control algorithms developed at the University of Waterloo, is in the business of developing, manufacturing and marketing a range of automated control systems for the food processing, wood processing, pharmaceutical, polymer and various other material processing markets and industries. Its strategy now includes the provision of turnkey, fully automated process controls which may include outsourcing of certain components of the systems being sold. Dantec Systems has sold its systems to various North American corporations in the above mentioned industries and has a strategic marketing partnership with Honeywell to sell computerized moisture control systems into the North American baked goods industry.

Sales remained flat during the 1996 and 1997 fiscal years compared to 1995 however, several contracts have been signed in 1997 which the Company hopes will substantially increase revenues. However, there is no assurance this will occur.

11. Ecoval Inc. ("Ecoval")

Ecoval, Inc. Ecoval is a Montreal, Quebec-based company formed to manufacture and market a range of 100% natural fertilizers, environmentally friendly organic herbicides and tree recovery systems. Ecoval has received U.S. patents for its herbicide and its 4-4-8 tree recovery fertilizer. Research results show the herbicide to be non-toxic and bio-degradable and more effective than chemical products. Ecoval's herbicide is currently going through the registration and approval process with Agriculture Canada, and has received approval from the Environmental Protection Agency in the U.S. Ecoval has launched its herbicide product in the United States in 1997. The company also has proprietary binder technology to enable the granulation of gypsum, limestone and feathermeal and other 100% natural ingredients. The company has shipped its product to customers in Florida, California and Texas and throughout Canada. A number of retail stores and municipalities in Ontario have purchased and re-ordered the product, along with many professional lawn care and landscaping contractors. Additional sales have been made to golf courses in Canada and the United States.

A plant with 25,000 ton per year capability was constructed in Montreal in order to meet the demand for its product. Ecoval receives an average price of approximately $600 per ton for its products. In February 1997, Ecoval obtained approximately $6,000,000 in a private placement from a group of U.S. and Canadian investors to provide working capital for operations and market expansion.

Eastview (above) has produced an infommercial to be televised in the spring of 1998 through the United States which will promote the "Nature's Glory" natural products of Ecoval. In addition, the newly incorporated Grand Inc. (above) through its partnership known as "Elements", will provide retail exposure to products manufactured by Ecoval. Through these and other promotions, Ecoval hopes to increase its sales and net income during 1998 and future years. There is no assurance this increase will occur.

Holdings at less than 20% ownership

The direct financial results of those companies in which the Company has less than 20% ownership are not included in the consolidated financial results of the Company. Those of the following companies which are publicly traded are recorded at market value. The Company provides management expertise and/or short term financing for each of these entities. It is the intention of the Company to hold their positions in these companies until it is deemed that their investment can be better utilized in other current or new holdings. These companies are as follows:

12. TurboSonic, Inc. ("TurboSonic")

The Company's holdings in TurboSonic began with Turbotak Technologies, Inc. which was a spin-off from the University of Waterloo and is engaged in the business of researching, developing and marketing a range of air pollution control products and systems for a variety of industries worldwide. It has developed a volatile organic compound ("VOC") removal and recovery technology for the printing, automobile, wood, bakery and numerous other industries which produce VOC's. This technology is cost effective in that the solvents are re-covered for resale or reuse. TurboSonic sells its products in the pulp and paper industry and also in a variety of other markets.

During 1997 SonicEnvironmental Systems, Inc. ("Sonic"), a publicly- traded, New Jersey based, air pollution control products company acquired Turbotak in exchange for common stock of Sonic. As a result of the transaction, Turbotak shareholders own approximately 82% of the outstanding common stock of Sonic. Upon consummation of the transaction, the Company's notes in Turbotak were converted into approximately 13% of the common stock of Sonic. At March 25, 1998 the market value of each share of TurboSonic was approximately $0.30 such that the value of shares owned by the Company was $392,483.

13.  Mindflight Corporation ("Mindflight")

Mindflight Corporation a Waterloo, Canada public company in the business of developing and supplying technologies for both paper and electronic based payment systems. The CDA 1,000,000 [U.S. $700,000] investment in Mindflight represents a private placement purchase of 1,428,572 special warrants allowing the Company to receive one common share of Mindflight at no additional cost. At March 25, 1998, the market value of shares of Mindflight listed on the Vancouver Stock Exchange was Cdn. $1.25 [US per share $.84]. An officer and director of the Company holds approximately 20% of the common shares of Mindflight.

14.  Certicom Corp. ("Certicom")

Certicom is a Toronto, Canada public company in the business of digital information security products. During 1997, the Company sold 883,000 common shares of Certicom for proceeds of $20,389,424, realizing a gain of $19,409,357. In January and February of 1998 the Company disposed of the remaining common shares of Certicom for additional net proceeds of about $375,000.

Number of employees

As of March 25, 1998 the Company and its consolidated entities have a total of 38 full-time and 1 part-time employees.

ITEM 2          DESCRIPTION OF PROPERTY

Until February 2, 1998, the Company leased space for its principal executive offices at 300 International Drive, Suite 100, Williamsville, New York 14221. On February 3, 1998 the Company entered into a 2 year lease for its principal executive offices at 916 Center Street, Lewiston, New York 14092. Lease payments are $25,200 annually and the Company has an option to purchase the building for $210,000.

ITEM 3          LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings, and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 4          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1997.

                                PART II

ITEM 5          MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

(a)     Market Information

Until January 28, 1998 the Common Shares were traded in the over-the-counter market and quoted on the NASD OTC Bulletin Board, a regulated quotation service that captures and displays real-time quotes and indications of interest in securities not listed on The Nasdaq Stock Market or any U.S. exchange. On January 29, 1998 the shares of the Company began trading on the American Stock Exchange. The following table sets forth the high and low bid price quotations for the Common Shares in the over-the-counter market as provided by the National Quotation Bureau, Inc. during the periods indicated. The quotations reflect inter-dealer prices, without retail markup mark-down on commission and may not represent actual transactions. All prices are shown in U.S. dollars.


                                                        LOW           HIGH
                                                   -------------  -------------

             1996 -  1st Quarter
                     (excluding January 8)         $ 2.75         $ 3.25
                     2nd Quarter                     2.75           3.625
                     3rd Quarter                     3.50           5.375
                     4th Quarter                     5.00           6.875

             1997 -  1st Quarter                     6.50           7.25

                     2nd Quarter                     6.875          7.25
                     3rd Quarter                     5.625          7.125
                     4th Quarter                     4.1875         6.25

             1998 -  1st Quarter                     2.50           7.25
                     (to March 25, 1998)

As of March 25, 1997, there were 6,132,528 outstanding shares of Common Stock, held by holders of record.

(b)     Holders of Record

At March 25, 1998 there were approximately 342 holders of record for the outstanding common shares.

(c)     Dividends

The Company has never paid a dividend on the Common Shares. The payment of any future dividends will be at the sole discretion of the Company's Board of Directors. The Company intends to retain earnings to finance the expansion of its business and does not anticipate paying dividends on the Common Shares in the foreseeable future.

(d)     Recent Sales of Unregistered Securities

The following is a summary of all securities, as of March 25, 1998, of the Company sold within the past three years which were not registered under the Securities Act of 1933, as amended (the "Act"). All of the sales listed below were exempt from registration under the Act in that they did not involve a public offering within the meaning of section 4(2) of the Act and Regulation D, promulgated thereunder. All such sales were to "accredited investors".

NAME                            DATE              AMOUNT OF SECURITIES
----------------------     ---------------        -----------------------------
Canadian Venture
Founders I,
Limited Partnership             August 20, 1995                 4,763,917
CVF, Inc.                       June 30, 1995                     601,932
Noland Schneider                August 20, 1995                    20,000
Alpine Securities Corp.         August 20, 1995                     5,000
Banyan Investment               March 4, 1998                       8,036
 Company
Noland H. Schneider             March 4, 1998                      32,143
 Family Living Trust
Murray Sinclair                 March 17, 1998                    100,000

Each of the above securities represent common shares of CVF Corporation.

The securities sold to Banyon Investment Company and Noland H. Schnieder Family Living Trust were partial consideration for common shares of Ecoval Inc. purchased by the Company

The unregistered securities sold to Murray Sinclair were for cash proceeds of $400,000.  Net proceeds to the Company after commissions were
$360,000

(e)     Purchase of Treasury Stock

In October 1996, the Company instituted a stock repurchase program pursuant to which it commenced the repurchase in the marketplace or otherwise, in accordance with all applicable securities laws, up to 300,000 Common Shares. In the fall of 1997 the Company announced plans to purchase up to an additional 100,000 shares.

During 1997 the Company repurchased approximately 252,900 shares. The total amount of shares repurchased to December 31, 1997 was 262,900 Common Shares. After December 31, 1997 37,100 additional shares were repurchased by the company.



ITEM 6          MANAGEMENT DISCUSSION AND ANALYSIS

MANAGEMENT DISCUSSION AND ANALYSIS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Certain statements in the Registration Statement, under the captions "The Corporations," "Financial Considerations" and elsewhere, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve unknown and uncertain risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. See "Financial Considerations". Given these uncertainties, prospective investors are cautioned not to place undo reliance on such forward-looking statements.

Plan of Operation

Over the next year the Company plans to increase the marketing and other operating activities of the companies it either controls or partially owns using the almost $10,000,000 cash remaining at December 31, 1997 from the sale of its shares in Certicom. This is expected to be accomplished through the expansion of the operations of the following companies;

Eastview Marketing has produced an info-mercial to promote the products of Ecoval Technologies Inc. on television throughout the United States.

Grand Island Marketing LLC operations are expected to begin in the early part of 1998. The company expects to enter into agreements with land developers to provide remediation of contaminated soils on property owed by these developers. Grand Island will enlist the services of Biorem to aid in the clean up of these properties.

Grand Island Marketing Inc. has entered into a partnership agreement on January 29, 1998 with 21st Century Health Care (1996) Inc. and an individual to carry on the business of operating retail stores offering natural health food products and health services including naturopathic medicine and chiropractic services. In addition these stores are obligated to provide shelf space for natural horticulture products produced by Ecoval Technologies Inc.

Gemprint Corporation has signed a letter of intent to provide its gem printing services to Stullers Jewelers of Louisiana, a wholesaler of diamonds and other gemstones. With this and other marketing efforts the financial results of Gemprint are expected to improve in the next 12 months.

In addition to the promotion of products of the companies listed above, the Company will continue to provide equity and debt financing either directly or through other means for all of the companies in which it holds a significant influence.

For those shares it holds in the public companies, TurboSonic, Inc. and Mindflight Corporation, the Company expects to monitor their market values with the view to gaining from their future sale.

Individual companies are expected to continue approximately the same level of research and development they have performed in the past two years. There are no expectations for significant increases in plant or equipment or in the number of employees for these companies over the next 12 months.

Results of Operations

Comparison of Consolidated Results 1997 and 1996

Sales and costs of sales reflect the activity of the consolidated entities of the Company and in 1997 the gross margin decreased to $593,578 from $836,538 in 1996 partially because of the 1997 decline in the exchange rate of the Canadian dollar with respect to the reporting US currency but also due to a decline in sales activity of Biorem. This was compensated by an increase in activity of Solaria.

Selling, general and administrative expenses have increased from $3,317,739 in 1996 to and $5,342,541 in 1997 or about a $1,000,000 increase. The increase from 1996 to 1997 is mainly due to increases in bonuses paid by the Company. This was related to a series of transactions in which the Company purchased approximately 600,000 of its shares from a company owned by officers of the Company and subsequently issued options to these officers to repurchase these shares. The exercise of these options triggered personal tax consequences which were reimbursed by the Company through the issuance of these bonuses. These selling, general and administration expenses are expected to remain stable or decline over the next year due to the one time nature of the 1997 bonuses.

Research and development expenses increased by $164,303 in 1997 to a total of $422,216 or a 64% increase from 1996. This was due to an increase in R&D expenses in Gemprint as it updated its technology.

Interest income increased from $37,300 in 1996 to $460,684 in 1997. This is because of the significant amounts of cash the Company received from the sales of the shares in Certicom during late 1996 and throughout 1997. As this cash is used in the continuing support of the Companies entities and further investments the related interest income is expected to decline.

Income (loss) from equity investees has varied significantly over the last three years. In 1995 the Company recorded income of $881,091 but this was followed by losses of $296,762 and $145,165 in 1996 and 1997 respectively. These amounts are a reflection of the activities of the entities in which the Company has a 50% or less ownership as well as the effect of changes in the ownership percentage and equity transactions between investee companies and third parties which can provide gains or losses depending upon the overall net book value of these entities. As most of these entities have had sustained losses over the past three years and the Company has varied its ownership percentages over the years and expects to do so in the future the results from equity investees is dependent upon the success of their operations.

The combined sales of the following equity entities was $1,560,122 for the year ended December 31, 1997 compared to $1,396,027 in 1996. The combined net losses of these companies was $7,152,634 for 1997 with CVF's share of these losses being approximately $1,900,000. Comparable proportion of losses which CVF included for 1996 prior was $840,929. The increase in equity entity losses was primarily due to increased costs of supplies of raw materials in one of these companies.

Over the last two years the Company has benefited from the ownership of common shares of Certicom Corp. which it managed and supported in accordance with the nature of the Company's business. In 1996 Certicom became a public company and the value of its publicly traded shares increased such that the Company was able to sell its holdings for gains of $3,204,185 in 1996 and $19,758,954 in 1997. Subsequent to December 31, 1997 the Company sold its remaining common shares for additional net proceeds of approximately $375,000.

Comparison of Consolidated Results 1996 and 1995

YEAR ENDED DECEMBER 31, 1996 COMPARED TO DECEMBER 31, 1995

In 1996 the Company recorded a loss of $183,799 as compared to a loss of $1,064,806 in 1995. There were two major components of the substantial reduction in loss.

The major changes in 1996 which affected the Company's financial performance were as follows: The primary change was a gain of $3,204,185 realized upon the Company's sale in 1996 to 316,667 shares of Certicom, one of its investments; the Company had no sales of investments in 1995. Also contributing substantially to the Company's 1996 financial performance was a $1,103,167 increase in sales and a $604,069 increase in gross profit compared to 1995. CVF Corp., on an unconsolidated basis, has no sales from operations. Sales and gross profit from sales reflect the operations of the Company's consolidated subsidiaries.

In 1996, the Company recorded selling, general and administrative expenses of $3,317,739 as compared to such expenses of $2,354,488 in 1995, an increase of $963,251. About 83% of this increase is attributable to increased costs at one subsidiary. SG&A expenses for CVF Corp, the holding company, were $529,000 on a non-consolidated basis. The balance of the expenses was attributable to the subsidiaries.

At December 31, 1996, the Company recorded total stockholders' equity of $17,431,780 as compared to $3,830,520 to stockholders' equity at December 31, 1995. The biggest contribution to the year-to-year increase was the gain on the 1996 sale of Certicom shares and a reclassification of the remaining Certicom shares owned by the Company. This reclassification permitted the Company to carry these shares at their public market value ($22,302,960) as compared to cost basis in the 1995 balance sheet. The Company recorded a current ratio (current assets to current liabilities) of 0.88 to 1.00 as compared to .70 to 1 at 1995 year end. However, the Company's liquidity at 1996 year-end was substantial, taking into account its holdings of Certicom securities available for sale with a market value of $22,302,960, which holdings are not carried as a current asset.

Liquidity and Capital Requirements

The most significant transactions during the year ended December 31, 1997 were the sales of Certicom shares. Proceeds from the sale of these shares were $20,389,424 with comparative amounts from 1996 of $3,683,362. The cash realized on the sale of the Certicom common shares have provided significant liquidity for the Company. The Company expects to use this liquidity to continue to support the marketing and other working capital requirements its current holdings. No significant or material commitments for capital assets, increase in employees or further investments are contemplated at this time.

During 1997 the Company also repurchased 252,900 of its own shares for a cost of $1,807,038 while in 1996 the amount was $10,000 shares for a cost of $55,011. In addition, the Company advanced additional debt and equity financing of $865,605 in 1997 to its equity investees compared to $1,066,596 in 1996 and $317,304 in 1995.

Because of the cash contributions from the sale of Certicom shares the increase in debt borrowings decreased from $991,108 in 1996 to $121,365 in 1997. Cash of $682,361 was deposited in restricted investments in 1997 to support debt guarantees of Biorem and Gemprint. In the prior year these debt guarantees were supported by shares of Certicom.

Year 2000 Business Risks

Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations.

The Company and its various holdings are in the initial stages of assessing the possible potential adverse consequences and costs related to the year 2000 issue. To date no estimate has been made as to whether the consequences or costs may be material. However, the nature of the technologies used and the services provided by the Company and its holdings is not deemed to be significantly dependent on date related calculations.

Financial Considerations

Early Stage Development Companies. Each of the Corporations (other than Canadian Venture Founders Leasing Corporation) is an early stage development Company with a limited relevant operating history upon which an evaluation of its prospects can be made. As such, there can be no assurance of the future success of any of the Corporations.

Quarterly Fluctuations. The Company's operation results have historically been, and will continue to be, subject to quarterly and annual fluctuations due to a variety of factors. Any shortfall in revenues in a given quarter may impact the Company's results of operations due to an inability to adjust expenses during the quarter to match the level of revenues for the quarter. There can be no assurance that the Company will be able to grow in future periods or that it will be able to sustain its level of total revenues or its revenue growth on a quarterly or annual basis.

Rapid Technological Change. The markets for the Corporations' products are generally characterized by rapidly changing technology, evolving industry standards, changes in customer needs and frequent new product introductions. The Corporations' future success will depend on their ability to enhance current products, develop new products on a timely and cost-effective basis that meet changing customer needs and to respond to emerging industry standards and other technological changes. There can be no assurance that the Corporations will be successful in developing new products or enhancing their existing products on a timely basis, or that such new products or product enhancements will achieve market acceptance.

CVF CORPORATION

                        INDEX TO FINANCIAL STATEMENTS


                                                          PAGE NUMBER


REPORT OF INDEPENDENT AUDITORS'                               F-2

PRIOR INDEPENDENT AUDITORS' REPORT                            F-3

CONSOLIDATED BALANCE SHEETS                                   F-4

CONSOLIDATED STATEMENTS OF OPERATIONS                         F-6

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY               F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    F-9

                         REPORT OF INDEPENDENT AUDITORS




To the Stockholders and
Board of Directors of
CVF CORPORATION

We have audited the accompanying consolidated balance sheet of CVF CORPORATION as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1997 financial statements referred to above present fairly, in all material respects, the consolidated financial position of CVF Corporation at December 31, 1997 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


                                                          /s/ Ernst & Young

Kitchener, Canada,                                        Ernst & Young
March 16, 1998.                                           Chartered Accountants

                          INDEPENDENT AUDITORS' REPORT




To the Shareholders and
Board of Directors of
CVF CORPORATION

     We have audited the accompanying consolidated balance sheet of CVF Corporation and Subsidiaries as of December 31, 1996 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CVF Corporation and Subsidiaries at December 31, 1996, and the results of its operations and cash flows for each of the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.


                                        /s/ Feldman Radin & Co., P.C.

New York, New York                          Feldman Radin & Co., P.C.
March 14, 1997                              Certified Public Accountants

CVF CORPORATION

                           CONSOLIDATED BALANCE SHEETS



As of December 31                                 [Expressed in U.S. Currency]



                                                              1997            1996
                                                                $              $
------------------------------------------------------------------------------------
ASSETS
CURRENT
Cash and cash equivalents                                   9,931,906     1,895,276
Restricted cash [note 6]                                      682,361          --
Trade receivables                                             557,998       510,289
Inventory [note 3]                                            390,125       225,209
Prepaid expenses and other                                    326,896        72,110
-----------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                       11,889,286     2,702,884
-----------------------------------------------------------------------------------
Property and equipment, net of accumulated depreciation       169,851       217,579
Holdings, carried at cost or equity [note 4]                2,107,060     2,051,913
Holdings, available for sale, at market [note 4]            1,562,194    22,302,960
Goodwill, net of accumulated amortization [note 5]          3,724,825     1,862,619
-----------------------------------------------------------------------------------
TOTAL ASSETS                                               19,453,216    29,137,955
-----------------------------------------------------------------------------------
See accompanying notes.

                                                                     1997               1996
                                                                       $                  $
----------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank indebtedness [note 6]                                           824,577         707,324
Trade payables                                                       461,697         410,254
Accrued expenses                                                   1,403,740       1,057,385
Bonuses payable [note 9]                                             500,000            --
Dividends payable on Series A preferred stock [note 9]                52,500            --
Dividends payable on subsidiary's preferred shares [note 11]         158,615            --
Income taxes payable                                               1,820,598         892,790
----------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                          5,221,727       3,067,753
----------------------------------------------------------------------------------------------
Long-term debt [note 7]                                              559,697         438,332
Deferred income taxes [note 8]                                       251,822       7,451,840
Preferred stock of subsidiary [note 11]                              672,000         292,000
Redeemable Series A preferred stock, $0.001 par value,
  authorized 50,000,000 shares,
  issued and outstanding 25,000 shares [note 9]                      456,250         456,250
----------------------------------------------------------------------------------------------
                                                                   1,939,769       8,638,422
----------------------------------------------------------------------------------------------
                                                                   7,161,496      11,706,175
----------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY [note 9]
Common stock, $0.001 par value, authorized 50,000,000 shares, outstanding 5,729,449 [1996; 5,982,349]
  and in treasury 262,900 [1996; 10,000]                               5,992           5,992
Additional paid in capital                                        13,657,950      12,930,787
Treasury stock                                                    (1,862,049)        (55,011)
Translation adjustment                                               374,959        (277,252)
Unrealized gain on available for sale securities                     305,818      13,840,070
Accumulated deficit                                                 (190,950)     (9,012,806)
----------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                        12,291,720      17,431,780
----------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        19,453,216      29,137,955
----------------------------------------------------------------------------------------------


See accompanying notes

CVF CORPORATION



                      CONSOLIDATED STATEMENTS OF OPERATIONS


Year ended December 31                           [Expressed in U.S. Currency]



                                             1997              1996          1995
                                               $                 $            $
-----------------------------------------------------------------------------------
SALES                                      1,685,399      1,866,176        763,009
Cost of sales                              1,091,821      1,029,638        530,540
-----------------------------------------------------------------------------------
GROSS MARGIN                                 593,578        836,538        232,469
-----------------------------------------------------------------------------------

EXPENSES
Selling, general and administrative        5,342,541      3,317,739      2,354,488
Research and development                     422,216        257,913        215,003
-----------------------------------------------------------------------------------
                                           5,764,757      3,575,652      2,569,491
-----------------------------------------------------------------------------------
(Loss) from operations                    (5,171,179)    (2,739,114)    (2,337,022)
-----------------------------------------------------------------------------------
OTHER INCOME AND (EXPENSES)
Interest income (expense), net               460,684         37,300        (24,923)
Other income, net                             52,642        102,933        246,533
(Loss) income from equity investees         (145,165)      (296,762)       881,091
Gain on sale of holdings [note 4]         19,758,954      3,204,185           --
Minority interest                               --          400,449        169,515
-----------------------------------------------------------------------------------
                                          20,127,115      3,448,105      1,272,216
-----------------------------------------------------------------------------------
Income (loss) before provision
  for income taxes                        14,955,936        708,991     (1,064,806)
Provision for income taxes [note 8]        5,919,665        892,790           --
-----------------------------------------------------------------------------------
NET INCOME (LOSS)                          9,036,271       (183,799)    (1,064,806)
-----------------------------------------------------------------------------------
BASIC EARNINGS (LOSS) PER SHARE
  [NOTE 10]                                     1.50          (0.03)         (0.22)
-----------------------------------------------------------------------------------
DILUTED EARNINGS (LOSS) PER SHARE
  [NOTE 10]                                     1.47          (0.03)         (0.22)
-----------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES [NOTE 10]          5,870,553      5,989,849      4,978,115
-----------------------------------------------------------------------------------
DILUTED WEIGHTED AVERAGE SHARES
[NOTE 10]                                  6,009,708      5,989,849      4,978,115
-----------------------------------------------------------------------------------

See accompanying notes

CVF CORPORATION


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Year ended December 31
[Expressed in U.S. Currency]

                                                                     ADDITIONAL
                                                  COMMON STOCK         PAID-IN      ACCUMULATED       TREASURY
                                                SHARES    AMOUNT       CAPITAL         DEFICIT          STOCK
                                                            $           $               $                $

----------------------------------------------------------------------------------------------------------------
BALANCE - JANUARY 1, 1995                     4,578,096    4,578     12,636,955     (7,764,201)          --

Sale of shares                                  185,821      186        486,017           --             --
Shares issued in connection
  with reverse acquisition                    1,228,432    1,228       (192,185)          --             --
Net (loss)                                         --       --             --       (1,064,806)          --
Translation adjustment                             --       --             --             --             --
----------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1995                   5,992,349    5,992     12,930,787     (8,829,007)          --

Purchase of treasury stock                         --       --             --             --          (55,011)
Net (loss)                                         --       --             --         (183,799)          --
Unrealized gain on securities
  available for sale, net of taxes                 --       --             --             --             --
----------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1996                   5,992,349    5,992     12,930,787     (9,012,806)       (55,011)

Purchase of treasury stock                         --       --             --             --       (1,807,038)
Net income                                         --       --             --        9,036,271           --
Dividends on Series A preferred stock              --       --             --          (54,000)          --
Dividends on subsidiary's preferred shares         --       --             --         (160,415)          --
Sale of available for sale securities              --       --             --             --             --
Tax benefit of employee
  stock transaction [note 9]                       --       --          727,163           --             --
Unrealized gain on securities
  available for sale, net of taxes                 --       --             --             --             --
Translation adjustment                             --       --             --             --             --
----------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1997                   5,992,349    5,992     13,657,950       (190,950)    (1,862,049)
----------------------------------------------------------------------------------------------------------------



                                                UNREALIZED GAIN                  TOTAL
                                               ON AVAILABLE FOR  TRANSLATION   STOCKHOLDERS'
                                               SALE SECURITIES    ADJUSTMENT      EQUITY
                                                      $             $
----------------------------------------------------------------------------------------
BALANCE - JANUARY 1, 1995                             --       (407,719)      4,469,613

Sale of shares                                        --           --           486,203
Shares issued in connection
  with reverse acquisition                            --           --          (190,957)
Net (loss)                                            --           --        (1,064,806)
Translation adjustment                                --        130,467         130,467
----------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1995                           --       (277,252)      3,830,520

Purchase of treasury stock                            --           --           (55,011)
Net (loss)                                            --           --          (183,799)
Unrealized gain on securities
  available for sale, net of taxes              13,840,070         --        13,840,070
----------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1996                     13,840,070     (277,252)     17,431,780

Purchase of treasury stock                            --           --        (1,807,038)
Net income                                                                    9,036,271
Dividends on Series A preferred stock                 --           --           (54,000)
Dividends on subsidiary's preferred shares            --           --          (160,415)
Sale of available for sale securities          (13,840,070)        --       (13,840,070)
Tax benefit of employee
  stock transaction [note 9]                          --           --           727,163
Unrealized gain on securities
  available for sale, net of taxes                 305,818         --           305,818
Translation adjustment                                --        652,211         652,211
----------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1997                        305,818      374,959      12,291,720
----------------------------------------------------------------------------------------



See accompanying notes

CVF CORPORATION


                      CONSOLIDATED STATEMENTS OF CASH FLOWS


Year ended December 31                            [Expressed in U.S. Currency]




                                                                    1997               1996          1995
                                                                      $                  $             $
------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                 9,036,271        (183,799)     (1,064,806)
Adjustments to reconcile net income (loss)
  from operating activities [note 12]                           (19,281,776)     (3,050,413)       (874,600)
Changes in operating assets and liabilities [note 12]             1,832,331       1,012,738         408,743
------------------------------------------------------------------------------------------------------------
CASH (APPLIED TO) OPERATING ACTIVITIES                           (8,413,174)     (2,221,474)     (1,530,663)
------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of property and equipment                                  --             (174,316)        (50,998)
Holdings in and advances to equity investees                       (865,605)     (1,066,596)       (317,304)
Proceeds from sale of holdings                                   20,389,424       3,683,362         --
Acquisitions, net of cash acquired                                 (686,272)         --            (190,957)
------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (APPLIED TO) INVESTING ACTIVITIES               18,837,547       2,442,450        (559,259)
------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Increase in bank indebtedness                                        58,179          --             --
Borrowings of debt                                                  121,365         991,108          85,962
(Payments) of debt                                                  --             (160,586)        (23,643)
(Payments) borrowings of debt to related parties                    --             (133,561)          1,026
Issuance of equity securities                                       --               --             504,000
Deposits of restricted cash                                        (682,361)         --             --
Purchase of treasury stock                                       (1,807,038)        (55,011)        --
Minority investments in subsidiaries                                --              586,835         292,000
------------------------------------------------------------------------------------------------------------
CASH (APPLIED TO) PROVIDED BY FINANCING ACTIVITIES               (2,309,855)      1,228,785         859,345
------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on
 cash and cash equivalents                                          (77,888)         --             (33,667)
------------------------------------------------------------------------------------------------------------
CASH PROVIDED (APPLIED) DURING YEAR                               8,036,630       1,449,761      (1,264,244)
Cash, beginning of year                                           1,895,276         445,515       1,709,759
------------------------------------------------------------------------------------------------------------
CASH, END OF YEAR                                                 9,931,906       1,895,276         445,515
------------------------------------------------------------------------------------------------------------

Cash paid during the year for interest                              163,346         116,616          33,390
------------------------------------------------------------------------------------------------------------
Cash paid during the year for income taxes                        4,200,000          --             --
------------------------------------------------------------------------------------------------------------

See accompanying notes

CVF CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1997                               [Expressed in U.S. Currency]



1. ORGANIZATION AND BUSINESS DESCRIPTION

CVF Corporation (the "Company") is a company incorporated under the laws of the State of Nevada in 1986. In September 1995, the Company acquired all of the assets and assumed all of the liabilities of Canadian Venture Founders Limited Partnership ("CVFLP") in exchange for the issuance of its equity securities to the partners of CVFLP. Pursuant to this transaction, the Company issued to CVFLP 4,763,917 common shares, 25,000 shares of its Series "A" Preferred Stock (the "Preferred Shares") and warrants (the "Warrants") entitling CVFLP to purchase approximately 952,784 additional common shares.

The transaction has been accounted for as a reverse acquisition under the purchase method for business combinations. Accordingly, the merger of the two companies is recorded as a recapitalization of CVFLP, with CVFLP being treated as the continuing entity. Prior to consummating the share exchange, the Company did not have any significant operations. The cost of the acquisition was recorded at the value of the Company's (the acquired company) net monetary liabilities of $190,957 on the date of the exchange, in accordance with Securities and Exchange Commission guidelines.

The Company is engaged primarily in the business of developing and managing early stage and start-up companies engaged in the information and environmental technologies areas. The company's mandate is to acquire significant holdings in new and emerging companies primarily in the technology area, to assist in the management of such companies and through them to engage in the business engaged in by such companies.

The Company holds majority ownership positions directly or indirectly in the following companies:

CANADIAN VENTURE FOUNDERS LEASING CORP. ("LEASING"), a wholly owned subsidiary, provides funding to various investees of the Company.

BIOREM TECHNOLOGIES, INC. ("Biorem") is an industrial biotech company located in Waterloo, Canada engaged in the business of applying bioconversion and biotransformation technology to a variety of industrial applications such as the treatment or clean-up of organic toxic chemicals in soil or groundwater, the treatment of industrial waste streams for liquids or air and for use in the food processing, agriculture and pharmaceutical manufacturing industries. At December 31, 1997, the Company had a 69% [69% in 1996] ownership interest in Biorem.

GEMPRINT CORPORATION ("GEMPRINT") is in the business of providing products and services to the insurance industry, as well as the consumer and wholesale jewelry markets to enable diamonds and other precious gems to be uniquely identified non-invasively using a low power laser imaging system unique to Gemprint. The results are stored in a database for later verification and recovery of lost or stolen gems. At December 31, 1997, the Company had a 67% [64% in 1996] ownership interest in Gemprint.

SOLARIA RESEARCH ENTERPRISES, LTD. ("SOLARIA") is a Waterloo, Canada company in the business of developing, manufacturing and marketing a line of electronic motor speed control products for battery-operated vehicles. At December 31, 1997, the Company had a 67% [51% in 1996] ownership interest in Solaria.

CVF CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1997                               [Expressed in U.S. Currency]


1.  ORGANIZATION AND BUSINESS DESCRIPTION CONT'D

DANTEC ELECTRONICS LIMITED, ("DANTEC ELECTRONICS") was purchased August 31, 1997 and at December 31, 1997 the Company has a 100% ownership interest in Dantec Electronics. The Company's investment in Dantec Electronics is held through 1246680 Ontario Limited, a wholly owned subsidiary. Dantec Electronics, located in Waterloo, Canada, manufactures and sells electronic moisture detection and control systems with agricultural applications.

EASTVIEW MARKETING, ONE, LLC ("EASTVIEW") was incorporated in the state of New York on December 19, 1997 for the purpose of developing an infommercial to market in the United States natural fertilizers and environmentally safe organic herbicides manufactured by Ecoval Inc., an equity holding of CVF Corporation.

GRAND ISLAND MARKETING, TWO, LLC ("GRAND ISLAND2") was incorporated on December 17, 1997 in the state of New York. When operations begin in 1998, Grand Island2 will market and arrange environmental clean up contracts with real estate developers in the United States using the services of Biorem Technologies, Inc., and other soil remediation companies.

In 1997, CVF Corp. changed its name to CVF Corporation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States.

PRINCIPLES OF CONSOLIDATION

The financial statements include the accounts of the Company and its majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

The fiscal year ends of the subsidiaries vary, in some cases, from those of the Company. The consolidated financial statements combine periods which are within three months of the Company's recording period, for all the companies.

Holdings in which the Company has a 20-50% ownership position and significant influence are accounted for under the equity method of accounting such that the Company records profits and losses to the extent of the Company's total holdings in the investee, comprising its equity interest, advances and loans.

Holdings in debt securities are classified as "held to maturity", if the Company has the intent and ability to hold the security to maturity. Holdings held to maturity are carried at cost.
                                                                               8

CVF CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1997                               [Expressed in U.S. Currency]


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT'D

Other holdings are classified as "available for sale", and are revalued at each period end with the unrealized gain or loss, net of tax effect, recorded as an element of stockholders' equity. The available for sale classification includes debt and equity securities which are carried at fair value. Gains or losses on sales of securities are recognized by the specific identification method.

FOREIGN CURRENCY TRANSLATION

The Company uses the U.S. dollar as the reporting currency of its consolidated financial statements. However, the functional currency of the Company and its Canadian subsidiaries is the Canadian dollar. Accordingly, all balance sheet amounts of the Company and its Canadian subsidiaries are translated to U.S. dollars using the exchange rates in effect at the applicable year end. Income statement amounts of the Company and its Canadian subsidiaries are translated to U.S. dollars at the average exchange rate for the applicable year. The gains and losses resulting from the translation of the Company's financial statements into U.S. currency are recorded as an element of stockholders' equity.

Transactions and balances denominated in currencies other than the functional currencies of the Company or its subsidiaries are remeasured in the applicable functional currency. Translation adjustments arising on such remeasurement are included in the determination of net income (loss).

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid temporary cash holdings, with an original maturity of three months or less when purchased, to be cash equivalents.

TRADE RECEIVABLES

Trade receivables are presented net of allowance for doubtful accounts. The allowance was $59,300 at December 31, 1997 [$29,200 at December 31, 1996]. Amounts charged to expense were $8,500 during the year ended December 31, 1997 [$29,200 in 1996, $3,600 in 1995].

INVENTORY

Inventory is stated at the lower of cost or market using first-in, first-out method of costing.

CVF CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1997                               [Expressed in U.S. Currency]


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT'D

ADVERTISING

The Company expenses the production costs of broadcast advertising upon the first airing of the advertisement. Total unamortized advertising costs included in prepaid expenses at December 31, 1997 were $234,771 and, respectively. Other advertising costs are expensed as incurred. [$nil in 1996 and 1995]

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is calculated using the straight-line and declining balance methods over the estimated useful lives of the assets, which range from 5 to 10 years. Accumulated depreciation at December 31, 1997 was $484,134 [$309,816 in 1996].

GOODWILL

Goodwill is recorded in connection with the acquisition of subsidiaries. Goodwill also exists in connection with the acquisition of equity basis holdings, representing the difference between the underlying equity interest purchased and the amount paid for the interest. All goodwill is being amortized over a period of 15 years. Amounts amortized in connection with subsidiaries are charged to amortization expense. Amounts amortized in connection with equity basis holdings are expensed as a reduction in the carrying value of the holdings.

The Company assesses the recoverability of goodwill by determining whether the amortization of goodwill over its remaining life can be recovered through projected, undiscounted, future cash flows of the related companies.

MINORITY INTEREST

Minority common equity interests are charged with their proportionate share of subsidiary losses to the extent positive equity-adjusted holdings are available. Where excess losses are incurred by the parent they will be charged against minority interests in the event future income becomes available or minority interests contribute additional equity.

CVF CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1997                               [Expressed in U.S. Currency]


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT'D

NET INCOME (LOSS) PER SHARE

The Company has adopted Statement of Financial Accounting Standard No. 128 ("SFAS 128"), Earnings per Share. Net income (loss) per common share has been restated for all periods presented to conform to the provisions of SFAS 128. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the per share amount that would have resulted if diluted potential common stock had been converted to common stock, as prescribed by SFAS 128.

REVENUE RECOGNITION

Revenue is recognized when products are shipped or services are performed.

STOCK-BASED COMPENSATION

The Company and its subsidiaries account for stock and options issued for services in accordance with APB Opinion 25, Accounting for Stock Issued to Employees, by reference to the fair market value of the Company's stock on the date of stock issuance or option grant. The companies use the "intrinsic" method for determining compensation expense whereby expense is recorded for the quoted market price of the stock issued, or in the case of options, for the difference between the stock's quoted market price on the date of grant and the option exercise price. Where the exercise price approximates the price of the underlying shares no compensation expense is recorded. All compensation options issued by the Company and its subsidiaries have been issued with an exercise price greater than or equal to the market price of the shares.

RESEARCH AND DEVELOPMENT

Research costs and development costs are expensed as incurred. Research and development expenditures are reduced by any related investment tax credits and government grants.

CVF CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1997                               [Expressed in U.S. Currency]


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT'D

INCOME TAXES

The Company accounts for income taxes using the liability method in which a deferred tax asset or liability is determined based upon the tax effect of the differences between the financial statement and tax basis of assets and liabilities as measured by the enacted rates which will be in effect when these differences reverse. Provision is made for all applicable U.S. and foreign income taxes pursuant to this standard. Canadian tax credits attributable to research and development expenditures which are refundable regardless of whether there is taxable income, are accounted for as a reduction in research and development expense.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet for cash and cash equivalents, receivables and accounts payable approximate fair value based on the short-term maturity of these instruments. Management believes that the fair market value of advances and notes receivable, included in holdings, and long-term debt is not materially different than the carrying value.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, The Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which is required to be adopted for the Company's financial statements for the year ended December 31, 1998. Under the new requirements, financial information about operating segments should be reported on the basis that is used internally by the Company for evaluating operating segments and resource allocation decisions. The Company has not determined the effect, if any, of this pronouncement on the segment disclosures in its consolidated financial statements.

COMPARATIVE FIGURES

Certain amounts on the previously reported 1996 balance sheet have been reclassified in order to conform with the current year's presentation.

CVF CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1997                               [Expressed in U.S. Currency]


3. INVENTORY

Inventory consists of the following:

                                         1997                1996
                                           $                   $
--------------------------------------------------------------------
Raw material                             201,019            32,850
Work-in-process                            --                5,950
Finished goods                           189,106           186,409
--------------------------------------------------------------------
                                         390,125           225,209
--------------------------------------------------------------------

4. HOLDINGS

The Company accounts for its holdings in the following companies using the equity method:

a. Ecoval Inc. ("Ecoval"), a Montreal, Canada, private company which manufactures and markets natural fertilizers and environmentally safe organic herbicides.

b. Dantec Systems Corporation ("Dantec Systems"), a Waterloo, Canada, private company in the business of developing, manufacturing and marketing a range of automated, precision moisture detection and manufacturing control systems.

c. Petrozyme Technologies, Inc. ("Petrozyme"), a Waterloo, Canada, private company in the business of developing and marketing processes for the degradation of petroleum waste products.

In addition, the Company has holdings in debt and equity securities of the following companies:

a. Certicom Corp. ("Certicom"), a Toronto, Canada public company in the business of digital information security products.

b. TurboSonic, Inc. ("TurboSonic"), a Waterloo, Canada public company in the business of air pollution control.

c. Mindflight Corporation ("Mindflight"), a Waterloo, Canada public company in the business of developing and supplying technologies for both paper and electronic based payment systems.

CVF CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1997                               [Expressed in U.S. Currency]

4. HOLDINGS CONT'D

Holdings consisted of the following at December 31, 1997:

                                                                                   HOLDINGS
                                                              HOLDINGS             AVAILABLE FOR
                                                 PERCENTAGE   AT COST OR EQUITY    SALE AT FAIR VALUE
                                                 OWNERSHIP             $                    $
Ecoval
     1,210,550 common shares [i]                 24%                 840,157
------------------------------------------------------------------------------------------------------
Dantec Systems
     34,700 common shares [ii]                   41%                 419,662
     Notes and advances [vi]                                         367,500
------------------------------------------------------------------------------------------------------
                                                                     787,162
Petrozyme
     50 common shares                            50%                 (36,750)
     Notes and advances [vi]                                         245,000
------------------------------------------------------------------------------------------------------
                                                                     208,250
Certicom
     15,605 common shares [iii] [note 14]       0.5%                                    469,711
     59,763 preferred shares                                         251,677
------------------------------------------------------------------------------------------------------
                                                                     251,677            469,711
TurboSonic
     1,334,977 common shares [iv]                13%                                    392,483
------------------------------------------------------------------------------------------------------

Mindflight
     1,428,572 special warrants [v]              17%                                    700,000
------------------------------------------------------------------------------------------------------

Other notes and advances [vi]                                         19,814
------------------------------------------------------------------------------------------------------
                                                                      19,814
------------------------------------------------------------------------------------------------------
Total                                                              2,107,060          1,562,194
------------------------------------------------------------------------------------------------------

CVF CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1997                               [Expressed in U.S. Currency]


4. HOLDINGS CONT'D

Holdings consisted of the following at December 31, 1996:

                                                                                          HOLDINGS
                                                                     HOLDINGS             AVAILABLE FOR
                                                 PERCENTAGE          AT COST OR EQUITY    SALE AT FAIR VALUE
                                                 OWNERSHIP                      $                 $
Ecoval
     11,733 common shares                        30%                       (2,838,006)
     Notes and advances [vi]                                                3,119,660
                                                                              281,654
Dantec Systems
     34,360 common shares                        41%                          742,748
------------------------------------------------------------------------------------------------------------
Petrozyme, 50 common shares                      50%                          140,712
------------------------------------------------------------------------------------------------------------

Certicom
     898,605 common shares                       12%                             --              22,302,960
     89,645 preferred shares                                                  509,670
------------------------------------------------------------------------------------------------------------
                                                                              509,670            22,302,960

Turbotak
     Notes and advances [vi]                                                 367,099
------------------------------------------------------------------------------------------------------------

Other notes and advances [vi]                                                 10,030
------------------------------------------------------------------------------------------------------------
Total                                                                      2,051,913             22,302,960
------------------------------------------------------------------------------------------------------------

[i] During 1997, notes of $2,569,000 of Ecoval were converted into 11,898 common shares of Ecoval. In addition, the Company paid cash of $126,875 for an additional 29,000 shares. Subsequent to these transactions, all shares of Ecoval were subdivided on a 50:1 basis.

[ii] During 1997, notes of $17,500 of Dantec Systems were converted into 340 common shares of Dantec Systems.

[iii] During 1997, the Company disposed of 883,000 common shares of Certicom for proceeds of $20,389,424, realizing a gain of $19,409,357. As at December 31, 1997 the common shares of Certicom have carrying value of $16,822. Accordingly, aggregate unrealized gains of $289,849 [net of deferred income taxes of $163,040] have been recorded as an element of stockholders' equity for the year ended December 31, 1997.

CVF CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1997                               [Expressed in U.S. Currency]


4. HOLDINGS CONT'D


[iv] During 1997, notes of $732,099 of Turbotak were converted into 315,572 common shares of Turbotak. Turbotak Technologies Inc. merged with Sonic Environmental, Inc. during 1997 to form TurboSonic, Inc. The conversion rate to TurboSonic shares was 4.23 shares for each share of Turbotak. As at December 31, 1997, the common shares of TurboSonic have a carrying value at cost of $367,532. Accordingly, aggregate unrealized gains of $15,969 [net of deferred income taxes of $8,982] have been recorded as an element of stockholders' equity for the year ended December 31, 1997.

[v] The investment in Mindflight represents a private placement purchase of 1,428,572 special warrants allowing the Company to receive one common share of Mindflight at no additional cost. At December 31, 1997 the market value of shares of Mindflight listed on the Vancouver Stock Exchange was Cdn. $0.70 [U.S.$0.49] per share. An officer and director of the Company holds approximately 20% of the common shares of Mindflight.

[vi] The notes and advances bear interest at prime plus 2%, are unsecured, payable on demand, and denominated in Canadian currency. Canadian prime rate at December 31, 1997 was 6% [4.75% in 1996]. The notes have been classified as long-term as the Company does not intend to demand repayment in the next year.

CVF CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1997                               [Expressed in U.S. Currency]



4. HOLDINGS CONT'D

The following table gives certain combined summarized financial information related to the Company's equity in investees:

                                          1997             1996             1995
INCOME STATEMENT DATA                       $                $                $
-----------------------------------------------------------------------------------
Net sales                               1,560,122       1,396,027       1,090,773
Gross (loss) profit on sales              (16,114)         70,789         237,524
Net loss                               (7,152,634)     (2,713,912)     (1,644,736)
-----------------------------------------------------------------------------------
CVF CORPORATION'S SHARE OF NET LOSS    (1,899,287)       (840,929)       (563,113)
-----------------------------------------------------------------------------------
BALANCE SHEET DATA
Current assets                          2,665,662       1,260,130       1,820,937
Non-current assets                      4,029,052       5,924,516       8,232,657
-----------------------------------------------------------------------------------
TOTAL ASSETS                            6,694,714       7,184,646      10,053,594
-----------------------------------------------------------------------------------
Current liabilities                     1,077,528       1,204,872       1,904,558
Non-current liabilities                 2,811,313      11,581,846       9,798,172
Equity (deficit)                        2,805,873      (5,602,072)     (1,649,136)
-----------------------------------------------------------------------------------
TOTAL LIABILITIES AND EQUITY            6,694,714       7,184,646      10,053,594
-----------------------------------------------------------------------------------
CVF CORPORATION'S SHARE OF
  EQUITY (ACCUMULATED DEFICIT)            573,360      (1,659,763)     (1,030,388)
-----------------------------------------------------------------------------------

CVF CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1997                               [Expressed in U.S. Currency]





4. HOLDINGS CONT'D

The amount of CVF Corporation's above share of net loss differs from income
(loss) from equity investees appearing in the statement of operations primarily due to gains on the reduction of ownership in equity investees of approximately $1,930,000 and amortization of goodwill. The goodwill related to equity investees is as follows:

                                                      ACCUMULATED      NET BOOK
                                          COST        AMORTIZATION     VALUE
AS AT DECEMBER 31, 1997                   $                $                $
--------------------------------------------------------------------------------
Ecoval                               1,947,502          288,147        1,659,355
Petrozyme                              129,500           12,950          116,550
Dantec Systems                         971,603          356,553          615,050
--------------------------------------------------------------------------------
                                     3,048,605          657,650        2,390,955
--------------------------------------------------------------------------------

                                                       ACCUMULATED      NET BOOK
                                         COST          AMORTIZATION     VALUE
AS AT DECEMBER 31, 1996                    $             $                $
--------------------------------------------------------------------------------
Ecoval                               1,502,478          200,331        1,302,147
Petrozyme                              135,050            1,501          133,549
Dantec Systems                         964,800          304,286          660,514
--------------------------------------------------------------------------------
                                     2,602,328          506,118        2,096,210
--------------------------------------------------------------------------------

During 1997, amortization of goodwill related to equity investees totaled $177,256 [$185,233 in 1996, $151,174 in 1995].

The investee companies have various debt and equity securities outstanding which are convertible into common stock of the respective investee companies. Any such conversions would not materially decrease or increase the Company's interest in the earnings or net assets of any investee.

CVF CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1997                               [Expressed in U.S. Currency]


5. GOODWILL

                                                       ACCUMULATED      NET BOOK
                                           COST        AMORTIZATION     VALUE
AS AT DECEMBER 31, 1997                      $             $                $
---------------------------------------------------------------------------------
Solaria                                  435,444         143,674         291,770
Biorem                                   223,566          46,936         176,630
Gemprint                               2,017,709         304,018       1,713,691
Dantec Electronics                     1,576,911          34,177       1,542,734
---------------------------------------------------------------------------------
                                       4,253,630         528,805       3,724,825
---------------------------------------------------------------------------------

                                                        ACCUMULATED     NET BOOK
                                         COST          AMORTIZATION     VALUE
AS AT DECEMBER 31, 1996                      $             $                $
---------------------------------------------------------------------------------

Solaria                                  360,183         125,819         234,364
Biorem                                   188,750          33,220         155,530
Gemprint                               1,683,468         210,743       1,472,725
---------------------------------------------------------------------------------
                                       2,232,401         369,782       1,862,619
---------------------------------------------------------------------------------

During 1997, amortization of goodwill in subsidiaries totaled $179,197 [$133,861 in 1996; $132,027 in 1995].

6. BANK INDEBTEDNESS

Biorem has bank lines of credit available with two major Canadian banks. The first line has a maximum availability of Cdn. $300,000, [u.s. $210,000] bears interest at 3% and is payable on demand. At December 31, 1997, an amount of Cdn. $300,000 has been drawn on this line The other line has a maximum availability of Cdn. $415,000 [u.s. $290,500] with a balance of Cdn. $425,000 outstanding at December 31, 1997. The amount drawn on this facility bears interest at prime plus 1% and is payable on demand. Canadian prime rate at December 31, 1997 was 6%. These facilities are guaranteed by the Company and are secured by term deposits of Cdn. $300,000 [U.S. $210,000] and Cdn. $422,414 [U.S. $295,690].

Gemprint has bank indebtedness of Cdn. $190,479 [U.S. $133,335] with a major Canadian bank. The demand operating loan bears interest at prime plus 1%. The loan is guaranteed by CVF Corporation and is secured by a term deposit of Cdn. $250,797 [U.S. $175,558].

CVF CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1997                               [Expressed in U.S. Currency]




6. BANK INDEBTEDNESS CONT'D

The weighted average interest rate on bank indebtedness during 1997 was 5%.

In 1996, Biorem had bank lines of credit available with two major Canadian banks. The first line had a maximum availability of Cdn. $466,000 [U.S. $326,200], bore interest at 3% and was payable on demand. At December 31, 1996, an amount of Cdn. $385,000 [U.S. $269,500] had been drawn on this line. The other line had a maximum availability of Cdn. $300,000 [U.S. $210,000] with a balance of Cdn. $300,000 outstanding at December 31, 1997. The amount drawn on this facility bore interest at prime plus 1.5% and was payable on demand. Canadian prime rate at December 31, 1996 was 4.75%. In 1996, Gemprint had bank indebtedness of Cdn. $190,479 [U.S. $133,335] with a major Canadian bank. The operating loan bore interest at prime plus 1%. The weighted average interest rate on bank indebtedness during 1996 was 6.1%.

7. LONG TERM DEBT

Long-term debt comprises the following:

                                                                              1997               1996
                                                                                $                  $
---------------------------------------------------------------------------------------------------------
Convertible debenture issued by Gemprint, denominated
  in Canadian dollars, bearing interest at 5% per annum
  and due May 1, 2001. Convertible at the option of the
  holder into Gemprint common stock at a price
  predicated on the price paid in the next third party
  common stock sale in excess of $730,000.                                    268,857            219,000

Non-convertible debenture issued by Gemprint,
  denominated in Canadian dollars, bearing
  interest at 13.5%, repayable in February 2000.                              140,000            136,875

Other                                                                         150,840             82,457
---------------------------------------------------------------------------------------------------------
                                                                              559,697            438,332
---------------------------------------------------------------------------------------------------------

The fair values of long-term debt instruments approximates their carrying value.

CVF CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1997                               [Expressed in U.S. Currency]




8. INCOME TAXES

Details of the income tax provision are as follows:

                                                1997         1996          1995
                                                 $             $             $
----------------------------------------------------------------------------------
Current - U.S.                              5,839,765         892,790         --
Deferred - U.S.                                79,900            --           --
----------------------------------------------------------------------------------
INCOME TAX PROVISION                        5,919,665         892,790         --
----------------------------------------------------------------------------------

The benefit (provision) for income taxes differs from the amount computed by applying the statutory income tax rate to net income (loss) before provision for income taxes as follows:

                                                                        1997         1996          1995
                                                                          $             $             $
----------------------------------------------------------------------------------------------------------
Statutory U.S. Federal income tax rate                                    35%             35%         35%
----------------------------------------------------------------------------------------------------------
Income tax (provision) benefit computed
  at statutory rate                                               (5,235,000)       (248,000)     373,000
Tax benefit of net operating loss carryforward                         --             32,000        --
Losses of equity investees not available for deduction              (684,665)       (676,790)    (341,000)
Tax benefit of net operating losses not recognized                     --              --         (32,000)
----------------------------------------------------------------------------------------------------------
PROVISION FOR INCOME TAXES REPORTED                               (5,919,665)       (892,790)        --
----------------------------------------------------------------------------------------------------------

As of December 31, 1997, the Company had net deferred tax assets of $nil [1996; $nil] after a valuation allowance of $2,600,000 [1996; $1,870,000]. Deferred income tax liabilities of $172,022 [1996; $7,451,840] are recorded in connection with the unrealized gain attributable to the securities available for sale valued at market. An additional $79,800 is related to prepaids expensed for tax purposes.

CVF CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1997                               [Expressed in U.S. Currency]




8. INCOME TAXES CONT'D

At December 31, 1997, the Company had losses available for carryforward in certain of its Canadian subsidiaries of approximately $7,431,220 available to reduce future years' income for tax purposes in these subsidiaries. These losses expire as follows:

                                                     $
---------------------------------------------------------
 1998                                            48,458
 1999                                           609,166
 2000                                           970,577
 2001                                         1,377,208
 2002                                           857,429
Beyond                                        3,568,382
---------------------------------------------------------
                                              7,431,220
---------------------------------------------------------

9. STOCKHOLDERS' EQUITY

The Company's authorized capital consists of 50,000,000 common shares, $0.001 par value, and 50,000,000 Preferred shares, $0.001 par value.

COMMON SHARES

Holders of the common shares are entitled to one vote per share on each matter submitted to vote at any meeting of the shareholders. Common shares do not carry cumulative voting rights, and, therefore, holders of a majority of the outstanding shares of common shares will be able to elect the entire Board of Directors, and, if they do so, minority shareholders would not be able to elect any members to the Board of Directors. The Company's Board of Director's has authority, without the action by the Company's shareholders, to issue all or any portion of the authorized but unissued common shares, which would reduce the percentage ownership of the Company of its shareholders and which may dilute the book value of the common shares. Dividends declared on the common shares are payable in U.S. dollars.

CVF CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1997                               [Expressed in U.S. Currency]



9. STOCKHOLDERS' EQUITY CONT'D

During 1997, the Company purchased 601,932 of its own shares for an aggregate consideration of $10 from a corporation owned by officers of the Company. The Company simultaneously issued to these officers options to purchase an equal number of common shares for $0.05 per share. The Company recorded no income effect on this exchange. In addition during 1997, the options were exercised at a time when the quoted market price of the Company's common stock was $3 per share. On this sequence of transactions the Company recorded a $727,163 tax benefit as an increase in Additional Paid in Capital. Bonuses of $1,500,000 were defined or were paid to these officers primarily as compensation for the related personal tax liabilities. The net cash outlay to the Company was approximately $250,000.

During the year, the Company also repurchased 252,900 common shares for aggregate cash consideration of $1,807,038.

REDEEMABLE PREFERRED STOCK

Preferred shares may be issued in one or more series as may from time to time be determined by the Board of Directors. Each series shall be distinctly designated.

The Company currently has outstanding a series of non-voting Preferred Stock designated as Series "A" Preferred Stock. Each share of Series "A" Preferred Stock has a stated value (the "Stated Value") of the U.S. dollar equivalent of Cdn. $25 determined at the date of issuance by reference to the noon spot rate for conversion of Canadian dollars into U.S. dollars as published by the National Bank of Canada on the business day immediately preceding the date of issuance. The holders of Series "A" Preferred Stock are entitled to cumulative dividends at the rate of 5% annually of the Stated Value plus accrued but unpaid dividends, to be paid in U.S. dollars. The dividends have priority over any payments of dividends on common shares and on all other shares of preferred stock ranking junior to the Series "A" Preferred Stock.

The Company may, at its option and at any time, redeem all or part of the Series "A" Preferred Stock from the holders thereof. Additionally, at any time after August 20, 2000, a holder of the Series "A" Preferred Stock may require the Company to redeem any or all of the Series "A" Preferred Stock held by such holder. The redemption price shall be the Stated Value plus all accrued but unpaid dividends. In light of the future mandatory redemption feature, the preferred stock is classified outside of permanent equity. As at December 31, 1997 an amount of $52,500 has been accrued in respect of cumulative unpaid dividends, of which $12,500 relates to 1997 and $40,000 relates to prior years.

CVF CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1997                               [Expressed in U.S. Currency]


9. STOCKHOLDERS' EQUITY CONT'D

WARRANTS

As at December 31, 1997 and 1996, 952,784 Warrants are outstanding. Each Warrant entitles the holder to purchase one common share at a price of Cdn. $3.05 per share. CVFLP distributed the Warrants to Canadian Venture Founders Management Limited, its general partner at that time. Until September 20, 2000, the Warrants may only be exercised if a former limited partner of CVFLP sells any common shares which were issued to such limited partner in connection with the reverse takeover described in note 1. In such event, the Warrant holders may purchase one common share for each five common shares sold by such limited partner. Any Warrants not exercised before September 20, 2000, may be exercised by the holder during the six month period immediately following September 20, 2000. All shares issuable upon exercise of the Warrants will be restricted securities as that term is defined in Rule 144 under the 1933 Securities Act of the United States.

CVF CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1997                               [Expressed in U.S. Currency]




10. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                         1997                1996          1995
                                                          $                   $              $
                                                        ---------------------------------------------
Numerator:
Net income (loss)                                       9,036,271          (183,799)     (1,064,806)
Dividends on Series A preferred stock                     (54,000)            --             --
Dividends on subsidiary's preferred shares               (160,415)            --             --
                                                        ---------------------------------------------
Numerator for basic and diluted
earnings (loss) per share -
  income (loss) available to
  common stockholders                                   8,821,856          (183,799)     (1,064,806)
                                                        ---------------------------------------------

Denominator:
  Denominator for basic earnings (loss) per
    share - weighted average shares outstanding         5,870,553         5,989,849       4,978,115
  Effect of dilutive securities
    Warrants                                              139,155             --             --
                                                        ---------------------------------------------
Dilutive potential common shares
  Denominator for diluted earnings
    (loss) per share - adjusted
    weighted-average shares and
    assumed conversions                                 6,009,708         5,989,849       4,978,115
                                                        ---------------------------------------------

Basic earnings(loss) per share                               1.50             (0.03)          (0.22)
                                                        ---------------------------------------------
Diluted earnings(loss) per share                             1.47             (0.03)          (0.22)
                                                        ---------------------------------------------

CVF CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1997                               [Expressed in U.S. Currency]


11. BUSINESS ACQUISITION AND SUPPLEMENTARY SUBSIDIARY INFORMATION

DANTEC ELECTRONICS

On August 28, 1997 the Company acquired 100% of the outstanding common share capital of Dantec Electronics. The total consideration was Cdn. $2,825,000 [U.S. $1,977,500] consisting of a cash payment of Cdn. [U.S. $1,130,500] $1,615,000,
Cdn. [U.S. $195,000] $250,000 to be paid in equal monthly installments over 25 months, and 960,000 special Class A shares of 1246680 Ontario Limited, a wholly owned subsidiary of the Company which was incorporated for the purpose of holding the Dantec Electronics investment. These Class A shares are non-voting, non-cumulative, convertible into common shares of 1246680 Ontario Limited on a one for one basis and redeemable and retractable at Cdn. $1 per share.

This acquisition was accounted for as a purchase, with the results of operations of Dantec Electronics included in the Company's accounts from the date of acquisition. Assets and liabilities acquired at approximate fair values is summarized as follows:

                                                                  $
-----------------------------------------------------------------------
Current assets [including of cash of $42,000]                       799,500
Property and equipment                                         30,000
Goodwill                                                    1,577,000
Current liabilities                                         (429,000)
-----------------------------------------------------------------------
Total consideration                                         1,977,500
-----------------------------------------------------------------------

If the acquisition of Dantec Electronics had occurred on January 1, 1997, the unaudited pro forma sales and net income of the Company would have been approximately $1,602,000 and $14,000 respectively.

GEMPRINT

During 1997, the Company's ownership interest in Gemprint increased by 3%. This is the net effect of two events. The first is a reduction in ownership due to the dilutive effect of the conversion of 9,600,000 warrants to common shares, 4,920,000 of which were converted by the Company. The second transaction is the purchase of a total of 2,182,263 Class A and B voting shares or 6.6% of the outstanding voting shares of Gemprint. The consideration for this purchase was Cdn. $500,000 [U.S. $350,000] which was accounted for as an increase in goodwill.

In addition to Class A voting shares, Gemprint has issued Class B and C voting shares which have cumulative dividend rates of 10%, are redeemable by the holder at face value plus dividends in arrears, and are convertible to Class A common shares on a one-to-one basis. The timing of these redemptions are restricted to specific time periods. Cumulative dividends payable to third party investees of $160,415 have been accrued in these consolidated statements.

CVF CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1997                               [Expressed in U.S. Currency]



11. BUSINESS ACQUISITION AND SUPPLEMENTARY SUBSIDIARY INFORMATION CONT'D

SOLARIA

During 1997, the Company acquired an additional 16% ownership interest in Solaria for cash consideration of Cdn. $123,893 [U.S. $86,725] which was accounted for as a purchase of goodwill.

Certain of the Company's subsidiaries have debt and equity securities outstanding which are convertible into common stock of the respective subsidiaries. Any such conversions would not materially decrease or increase the Company's interest in the net assets of any subsidiary.

SUBSIDIARY STOCK OPTIONS

Certain of the Company's subsidiaries have outstanding options granted to employees and directors. A total of 42,500 options were outstanding to employees of the Company as at December 31, 1997. In the event these options are exercised, the Company's interests will be diluted. A summary of the stock options and shares outstanding as at December 31, 1997 for those consolidated entities which have issued options are as follows:

                                                            # VOTING SHARES
SUBSIDIARY                             # OPTIONS            HELD BY CVF
--------------------------------------------------------------------------------
Biorem                                     124,000               1,201,650
Gemprint                                 3,572,383              32,986,168
Solaria                                      4,000                 646,815

For purposes of pro forma disclosures pursuant to SFAS 123 Accounting for Stock-Based Compensation, the Company has determined the fair value for the above options at their date of grant using a Black-Scholes option pricing model which was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. The Company's pro-rata share of the aggregate fair value of these options at their date of grant was $100,000. Pro forma earnings per share disclosures have not been made since there would be no material difference to earnings per share.

CVF CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1997                               [Expressed in U.S. Currency]

12. SUPPLEMENTARY INFORMATION ON CASH FLOWS

Adjustments to net income (loss) from operating activities for the years ending December 31, are as follows:

                                                     1997                1996         1995
                                                      $                   $             $
------------------------------------------------------------------------------------------------
Cash from operating activities:
Depreciation and amortization                           252,113        257,459      176,006
Loss (gain) from equity affiliates                      145,165        296,762     (881,091)
Gain on sale of holdings                            (19,758,954)    (3,204,185)        --
Minority interest in earnings
 (losses of subsidiaries)                                  --         (400,449)    (169,515)
Deferred income tax expense                              79,900           --           --
------------------------------------------------------------------------------------------------
                                                    (19,281,776)    (3,050,413)    (874,600)
------------------------------------------------------------------------------------------------


Changes in operating assets and liabilities for the years ending December 31, are as follows;

                                                           1997           1996         1995
                                                            $              $             $
------------------------------------------------------------------------------------------------

Decrease (increase) in trade receivables                511,075       (172,437)    (201,536)
Decrease (increase) in inventory                         41,433         (3,617)    (170,543)
(Increase) decrease in prepaid expenses
  and other                                            (261,946)        15,010       59,346
Decrease (increase) in other assets                        --           68,588      (64,609)
Increase in trade payables                               51,443           --           --
Increase in accounts payable and
  accrued expenses                                      620,969        293,326      785,059
Increase in income taxes payable                        887,468        892,790         --
(Decrease) in deferred revenue                          (18,111)          --           --
(Decrease) increase in other current liabilities           --          (80,922)       1,026
------------------------------------------------------------------------------------------------
                                                      1,832,331      1,012,738      408,743
------------------------------------------------------------------------------------------------

13. SEGMENTED INFORMATION

Substantially all of the Company's operations and identifiable assets are located in Canada. Export sales, primarily to the U.S., amounted to approximately $826,000 for the year ended December 31, 1997 [$1,116,000 in 1996, $454,000 in 1995].

CVF CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1997                               [Expressed in U.S. Currency]


14. SUBSEQUENT EVENTS

     a) On January 29, 1998 the Company was listed on the American Stock
         Exchange.

     b) The remaining 15,605 common shares of Certicom were sold in January and February 1998 for net proceeds of approximately $375,000.

     c) On January 28, 1998 the Company incorporated, in the State of Delaware, a wholly owned subsidiary called Grand Island Marketing, Inc. ("Grand Inc.").

     d) On January 29, 1998 Grand Inc. entered into an agreement with 21st Century Health Care (1996) Inc., a company incorporated in the province of Ontario, Canada, and an individual to form a partnership known as "Elements". Grand Inc. paid an initial contribution of $1,500,000 and has a Partnership Interest of 69.25% in Elements. Elements was formed to carry on the business of operating retail stores offering natural health and food products and health services including naturopathic and homeopathic medicine and chiropractic services, as well as products manufactured by Ecoval.

     e) On March 4, 1998 the Company purchased 120,000 shares in Ecoval to increase its holdings to 27% from 24% as at December 31, 1997. The consideration for these shares was $421,875 and 40,179 shares of the Company.

     f) The Company completed a private placement of 100,000 of its shares for cash proceeds of $400,000 on March 13, 1998.

ITEM 7          FINANCIAL STATEMENTS


[Insert financial statements here]


ITEM 8          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company's former principal independent accountants, Feldman Radin & Co., P.C. were dismissed by the Company on October 28, 1997 and Ernst & Young was subsequently appointed as the independent accountants by the Board of Directors.

There has been no adverse or disclaimer of opinion nor modification of the opinion on the financial statements for either of the past two years and there have been no disagreements with the former accountants.

The above was disclosed in the Company's Current Report on Form 8-K filed October 28, 1997

                                    PART III

ITEM 9          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
                ACT

(a)     Directors and Executive Officers

The directors and executive officers of the Company are as follows:

NAME             AGE  POSITION
--------------   ---  ------------------------------------------------
Jeffrey Dreben   52   Director; Chief Executive Officer; and President
Robert Nally     49   Director; Secretary; and Treasurer
George Khouri    51   Director; Consultant
Robert Glazier   49   Director

Jeffrey Dreben has been President, Chief Executive Officer and Director of the Company since September 1995. From 1989 until September 1995, Mr. Dreben was Vice President and Treasurer of Canadian Venture Founders Management Limited ("CVF Management") and was its original founder. Mr. Dreben has been working in the investment industry since 1979, beginning his career with Merrill Lynch and subsequently founding his own firm. Mr. Dreben has been working in the venture capital industry in the United States and Canada since 1985. Mr. Dreben received an Honors Bachelor of Arts degree from Loyola College of the University of Montreal.

Robert Nally has been Secretary, Treasurer and Director of the Company since September 1995. From 1989 until 1995, Mr. Nally was Vice President and Secretary of CVF Management and one of its cofounders. Prior to that time, Mr. Nally provided commercial development consulting services to the University of Waterloo as Technology Transfer and Commercial Development Officer. Prior to joining the University of Waterloo, he worked for NCR Canada, LTD. for 10 years as Manager of Strategic Planning and New Business Development and Director of Engineering. He earned a Bachelor of Science degree in electrical engineering and a Master of Science degree from the University of Waterloo.

George Khouri has been a consultant to and a Director of the Company since April 1997. From 1993 until September 1996, Mr. Khouri was managing Director-Capital Markets for Nomura Securities International Inc. Prior to that time, Mr. Khouri was a member of Trigon Group, an investment Banking boutique, and has served as President of Prudential Bache Capital Partners. Mr. Khouri received a Bachelor of Arts degree from Tufts University and a masters degree in Business Administration, Investments, from New York University.

Robert Glazier has been an outside Director of the Company since January 1998. Mr. Glazier is founder, President and CEO of Donatech Corporation, an Iowa-based computer software consulting company. Before founding Donatech in 1986, Mr. Glazier was a manager on the Cruise Missile Program with General Dynamics Corporation for 3 years. He also held management positions at Oak Industries, California. Mr. Glazier holds a Masters Degree in Engineering from the University of California Berkley and a Bachelors degree in Engineering from Purdue University.

Section 16(a) Beneficial Ownership Reporting Compliance

During the fiscal year 1997 none of the officers and directors of the Company, except Robert Glazier who has not filed a Form 3, and George Khouri who is late in filing a Form 4, was late in filing a report under section 16(a) of the Exchange Act. In addition, Stepworth Holdings (which disclosed as at December 31, 1997 that it owned more than 10% of the Company's Common Shares) has not filed a report on Form 3 under section 16(a) of the Exchange Act.

ITEM 10 EXECUTIVE COMPENSATION

The following is a summary of the renumeration paid to the two highest paid persons for the period ending December 31, 1997 who were officers or directors during such period.

SUMMARY COMPENSATION TABLE

Name and                                                 Other
Principal                   Salary        Bonus          Compensation
Position         Year         $             $                  $
------------    ------   -----------    ------------    -------------------
Jeffrey Dreben   1995    $   26,273 (1)
CEO and          1996    $  102,765
President        1997    $  200,000     $500,000 (2)    $638,863 (2)

Robert Nally     1995               (3)          (3)             (3)
Secretary and    1996    $   80,543           0              0
Treasurer        1997    $  140,000     $500,000 (2)    $622,952 (2)

(1) Paid in Canadian currency but translated in the table to US currency. Based on the exchange rate of Cdn $1 = U.S. $0.7298 on July 11, 1997.

(2) Other compensation relates primarily to stock options exercised by Messrs. Dreben and Nally. During 1997, the Company purchased 601,932 of its own shares for an aggregate consideration of $10 from a corporation owned by officers of the Company. The Company simultaneously issued to these officers options to purchase an equal number of common shares for $0.05 per share. The Company recorded no expense effect on this exchange. During 1997, the options were exercised at a time when the quoted market price of the Company's common stock was $3 per share. On this sequence of transactions the Company recorded a $727,163 tax benefit as an increase in Additional Paid in Capital. [The net, after tax cash disbursement cost to the Company was approximately $250,000.] The above bonuses were provided to these officers as compensation for the related personal tax liabilities. These bonuses and other compensation are not expected to re-occur in the future. [Other Compensation represents the benefits. The above bonuses were issued to these officers primarily to compensate them for the related personal tax liabilities of exercising the options they received.]

(3)  In 1995 Mr. Nally was not a paid employee in 1995.

ITEM 11         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT

Voting Securities and Principal Holders

The following table sets forth, as of March 25, 1998, the approximate number of Common Shares of the Company owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than 5% of the Company's Common Shares, and the name and shareholdings of each officer and director, and all officers and directors as a group.


                                 AMOUNTS OF            PERCENTAGE OF
  NAME AND ADDRESS             COMMON SHARES           COMMON SHARES
                             BENEFICIALLY OWNED           OWNED
  --------------------       -------------------     -----------------
Jeffrey Dreben (1)                  414,353                 7%
916 Center Street
Lewiston, NY 14092

Robert A. Nally (1)                 414,353                 7%
189 Mary Street
Waterloo, Ontario
Canada, N2J 1S1

George A. Khouri                          0                 0
421 Field Point Road
Greenwich, CT 06836

Robert Glazier                            0                 0
916 Center Street
Lewiston, NY  14092

Malcolm I. Gissing (2)              413,782                 7%
916 Center Street
Lewiston, NY 14092

Brant Investments Limited         1,534,905                25%
c/o Royal Trust Company-
 Pension Dept.
Royal Trust Tower, 7th Floor
77 King Street West
Toronto, Ontario MSW 1P9

Prudential Insurance Co.            610,750                10%
C/O Canada Trust Pension
  Trust Services
320 Bay Street West, 3rd Floor
Toronto, Ontario
M5H 2P6

The Canada Trust Company            610,750                10%
c/o Prudential Insurance
 Co. of America
200 Consilium Place, Ste. 500
Scarborough, Ontario M1H 3E6

Mutual Life Assurance               359,200                 6%
Company of Canada
227 King Street South
Waterloo, Ontario N2J 4C5

BCE Inc.                            359,200                 6%
c/o BCE Ventures
1000 Rue de la Gauchetiere West
Suite 3600
Montreal, Quebec H3B 4X7

Directors and Officers              438,260               7.5%
as a Group (3 persons) (1)(3)


--------------

(1) Each of Messrs. Dreben and Nally owns 207,880 Common Shares underlying a warrant (the "Warrant") exercisable by Canadian Venture Founders Management Limited, of which Messrs. Dreben and Nally each owns 21.8%. The wives of Mr. Dreben and Mr. Nally are the registered holders of their husbands' interests in Canadian Venture Founders Management Limited. Accordingly, Mr. Dreben and Mr. Nally expressly disclaim beneficial ownership of the 207,880 Common Shares underlying the Warrant.

(2) Mr. Gissing owns 207,309 Common Shares underling a similar warrant described in (1) above. He holds direct beneficial ownership of these warrants.

(3) Mr. Khouri has been issued 22,500 options to acquire Common Shares of the Company at an option price of $5 per share exercisable up to September 30, 2000.


ITEM 12         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective June 30, 1995, the Company issued 601,932 Common Shares to CVF, Inc., a Delaware corporation, as payment in full for services rendered to the Company in connection with the Company's proposal to acquire the assets of CVFLP. The shareholders of CVF, Inc. included Jeffrey Dreben, Malcolm Gissing and Robert Nally, all of whom are or were directors of the Company at that time. The Company and CVF, Inc. agreed that the value of the services rendered to the Company and the 601,932 Common Shares issued was $55,000.

Pursuant to a stock purchase agreement, dated February 5, 1997, the Company repurchased the 601,932 Common Shares from CVF Inc., for an aggregate purchase price of $10.00. Also on February 5, 1997, the Company issued an aggregate of 601,932 options to purchase Common Shares for $.05 per share to its three executive officers. The transactions of February 5, 1997 were structured to be an equivalent value exchange with no effect on earnings.

On May 30, 1997, these options were exercised and the tax benefit of about $720,000 was recorded. Subsequently these officers received bonuses totaling $1,500,000 to primarily compensate for the personal tax obligations on the exercise of these options. The net, after tax, cash contribution of the Company resulting from this series of events is approximately $250,000.

The Company has also entered into a Service Agreement with D and N Consulting Corporation ("D and N"), pursuant to which D and N may provide a variety of administrative, managerial and clerical services to the Company. Under the Service Agreement, D and N is responsible for all administrative requirements of the Company, including, but not limited to, maintaining the books of the Company, preparing periodic reports to the Board of Directors of the Company and providing office facilities and travel expenses. In return for the above services, D and N is paid a service fee based on an annual budget prepared by D and N and approved by the Board of Directors of the Company. Messrs. Dreben and Nally are officers of D and N. To date D and N Consulting has not charged any fees to manage the Company but reserves the right to do so in the future.


ITEM 13         EXHIBITS AND REPORTS ON FORM 8-K

(3)(i)  Articles of Incorporation
        Incorporated by reference to the filing on Form 10SB dated May 29, 1997

(3)(ii) By-laws
        Incorporated by reference to the filing on Form 10SB dated May 29, 1997

(11) Statement re: Computation of Earnings Per Share filed herewith as
     Exhibit 11

(16) Letter on Change in Certifying Accountant
     The Company incorporates by reference the Form 8-K filed with the SEC on October 28, 1997

(21) Subsidiaries of the Registrant filed herewith as Exhibit 21

(27) Financial Data Schedule

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CVF Corporation

by: /s/ Jeffrey Dreben
   --------------------------------
   Jeffrey Dreben, CEO and
   President

date: March 31, 1997