Form 10KSB/A
period 1997-12-31
CVF CORP
filed 1998-04-30
CIK 1032997

                                   ----------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                 FORM 10-KSB/A

                            AMENDMENT TO FORM 10-KSB
                               Filed Pursuant to
                      THE SECURITIES EXCHANGE ACT OF 1934

                                CVF CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                AMENDMENT NO. 1

         The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-KSB for the year ended December 31, 1997 as set forth in the pages attached hereto:

     Part II.

          Item 6.   Management's Discussion and Analysis or Plan of Operation.

          Item 7.   Financial Statements.

     Part III.

          Item 13. Exhibits and Reports on Form 8-K.

                   Exhibit 27   Financial Data Schedule

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 30, 1998

                              CVF CORPORATION


                              By:  /s/ Jeffrey Dreben
                              ----------------------------------------
                                   Jeffrey Dreben
                                   Chief Executive Officer and President

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         CONSOLIDATED OPERATING RESULTS
Item 6

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the related notes thereto which appear elsewhere in this Prospectus. In particular, see notes 2 and 4 to the Consolidated Financial Statements under the heading "Principles of consolidation" for an explanation of the accounting treatment and impact of a Holding's financial results on the Company's financial statements which varies on the Company's percentage investment in a holding.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

         Sales and costs of sales reflect the activity of the consolidated entities of the Company. In 1997, the gross margin decreased by 29% to US$593,578 from US$836,538 in 1996. Of this US$242,960 gross margin decline, US$417,618 is related to sales decreases totaling US$741,418 in Biorem and Solaria. However, the four months of activity of Dantec Electronics compensated for these declines by contributing gross margin of US$215,790.

         Selling, general and administrative expenses increased to US$5,367,541 from US$3,342,739 for the year ended December 31, 1996 for an increase of 61%. This increase from 1996 to 1997 is mainly due to US$1,500,000 in bonuses paid by the Company related to a series of transactions in which the Company purchased 601,932 of its common shares from a company owned by officers of the Company and subsequently issued options to these officers to repurchase these shares. The exercise of the options triggered personal tax consequences which were reimbursed by the Company through the issuance of bonuses. (See "Executive Compensation") Selling, general and administration expenses are expected to remain stable or decline over the next year due to the one-time nature of the 1997 bonuses.

         Research and development expenses increased by US$164,303 for the year ended December 31, 1997 to a total of US$422,216, representing a 64% increase from the year ended December 31, 1996. This was due primarily to an increase in research and development expenses in Gemprint as it updated its technology.

         Interest income was US$448,684 for the year ended December 31, 1997 compared to interest expense of US$47,700 for the year ended December 31, 1996. This increase is due to cash received by the Company from the sales of the shares in Certicom during late 1996 and throughout 1997. Since this cash is used in the continuing support of the Company's entities and further investments, the related interest income is expected to decline.

         Losses from Equity Investees has decreased by 51% to a loss of US$145,165 for the year ended December 31, 1997 compared to a loss of US$296,762 for the year ended December 31, 1996. These amounts are a reflection of the activities of the entities in which the Company has a 50% or less ownership interest as well as the effect of changes in the ownership percentage and equity transactions between investee companies and third parties which can provide gains or losses, depending upon the overall net book value of these entities. Since most of these entities have had sustained losses over the past three years and the Company has varied its ownership percentages over past years and expects to continue to do so in the future, the results from Equity Investees is dependent upon the success of their operations. (See "Risk Factors")

         The combined net sales of Ecoval, Dantec Systems and Petrozyme were US$1,560,122 for the year ended December 31, 1997 compared to US$1,396,027 in 1996, an increase of 12%. The combined net losses of these companies was US$7,152,634 for the year ended December 31, 1997 with CVF's share of these losses being US$1,899,287. The comparable proportion of losses which CVF included for the year ended December 31, 1996 was US$840,929. The increase in equity entity losses was primarily due to increased costs of supplies of raw materials in one of these companies.

         Over the last two years, the Company has benefitted from the ownership of common shares of Certicom which it managed and supported in accordance with the nature of the Company's business. During the year ended December 31, 1996 Certicom became a public company and the value of its publicly-traded shares increased such that the Company was able to sell its holdings for gains of US$3,204,185 for the year ended December 31, 1996 and US$19,758,954 for the year ended December 31, 1997. Subsequent to December 31, 1997, the Company sold its remaining common shares of Certicom for additional net proceeds of approximately US$375,000.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         For the year ended December 31, 1996 the Company recorded a loss of US$293,799 as compared to a loss of US$1,306,806 in 1995. There were two major components to the substantial reduction in loss.

         Affecting the Company's financial performance in 1996 was a gain of US$3,204,185 realized upon the Company's sale of 316,667 shares of Certicom. The Company did not sell any of its publicly traded holdings in the year ended December 31, 1995. Also contributing substantially to the Company's financial performance for the year ended December 31, 1996 was a US$1,103,167 increase in sales and a US$604,069 increase in gross profit compared to 1995. CVF, on an unconsolidated basis, does not have sales from operations. Sales and gross profit from sales reflect the operations of the Company's consolidated subsidiaries.

         For the year ended December 31, 1996, the Company recorded selling, general and administrative expenses of US$3,342,739 compared to US$2,379,488 for the year ended December 31, 1995, an increase of US$963,251. About 83% of this increase is attributable to increased costs of one subsidiary. Selling, general and administrative expenses for CVF were US$529,000 on a non-consolidated basis. The balance of the expenses was attributable to the subsidiaries.

         At December 31, 1996, the Company recorded total stockholders' equity of US$17,079,780 compared to US$3,588,520 to stockholders' equity at December 31, 1995. The biggest contribution to the increase was the gain on the 1996 sale of Certicom shares and a reclassification of the remaining Certicom shares owned by the Company. This reclassification permitted the Company to carry these shares at their public market value (US$22,302,960) on the December 31, 1996 balance sheet compared to cost-basis on the 1995 balance sheet. The Company recorded a current ratio (current assets to current liabilities) of 0.84 to 1.00 at December 31, 1996 compared to .70 TO 1 at December 31, 1995. However, the Company's liquidity at December 31, 1996 was substantial, taking into account its holdings of Certicom common shares available for sale with a market value of US$22,302,960, which holdings are not carried as a current asset.

LIQUIDITY AND CAPITAL REQUIREMENTS

         The most significant transactions during the year ended December 31, 1997 were the sales of the Certicom common shares. Proceeds from the sale of these shares were US$20,389,424 compared to US$3,683,362 for the year ended December 31, 1996. The cash realized on the sale of the Certicom common shares has provided significant liquidity for the Company. The Company expects to use this liquidity to continue to support the marketing and other working capital requirements in its current holdings. No significant or material commitments for capital assets, increase in employees or further investments are contemplated at this time.

         During the year ended December 31, 1997, the Company repurchased 252,900 of its common shares at a cost of US$1,807,038 compared to 10,000 common shares repurchased during the year ended December 31, 1996 for a cost of US$55,011. In addition, the Company used its liquidity to advance additional debt and equity financing of US$865,605 for the year ended December 31, 1997 to its equity investees compared to US$1,066,596 for the year ended December 31, 1996 and US$317,304 for the year ended December 31, 1995.

         Because of the cash contributions from the sale of the Certicom common shares, debt borrowing decreased to US$121,365 during the year ended December 31, 1997 from borrowings of US$991,108 for the year ended December 31, 1996. Cash of US$682,361 was deposited in restricted investments in 1997 to support debt guarantees of Biorem and Gemprint. In the prior year, these debt guarantees were supported by the common shares of Certicom.

                                    CONSOLIDATED FINANCIAL STATEMENTS


                                    CVF CORPORATION
                                    [Expressed in United States Currency]



                                    DECEMBER 31, 1997

Item 7  Financial Statements


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




REPORT OF INDEPENDENT AUDITORS'                                        F-2

PRIOR INDEPENDENT AUDITORS' REPORT                                     F-3

CONSOLIDATED BALANCE SHEETS                                            F-4

CONSOLIDATED STATEMENTS OF OPERATIONS                                  F-6


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                        F-7

CONSOLIDATED STATEMENTS OF CASH FLOWS                                  F-8


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             F-9

                         REPORT OF INDEPENDENT AUDITORS'






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

                                                           /s/ Ernst & Young



Kitchener, Canada,                                                 Ernst & Young
March 16, 1998.                                            Chartered Accountants
[Except for note 15 which is as of April 29, 1998.]

                          INDEPENDENT AUDITORS' REPORT






To the Shareholders and
Board of Directors of
CVF CORPORATION

         We have audited the accompanying consolidated balance sheet of CVF Corporation and Subsidiaries as of December 31, 1996 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CVF Corporation and Subsidiaries as of December 31, 1996, and the results of its operations and cash flows for each of the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

                                    /s/ Feldman Sherb Ehrlich & Co., P.C.


                                        Feldman Sherb Ehrlich & Co., P.C.
                                          Certified Public Accountants
                                  (Formerly known as Feldman Radin & Co., P.C.)

New York, New York
March 14, 1997
[Except for note 15 which is as of April 29, 1998.]




CVF CORPORATION


                           CONSOLIDATED BALANCE SHEETS
                            [Restated - see note 15]


As of December 31                                                    [Expressed in U.S. Currency]




                                                                          1997               1996
                                                                            $                  $
------------------------------------------------------------------------------------------------------

ASSETS
CURRENT
Cash and cash equivalents                                            9,931,906          1,895,276
Restricted cash [note 6]                                               682,361                 --
Trade receivables                                                      557,998            510,289
Inventory [note 3]                                                     390,125            225,209
Prepaid expenses and other                                             326,896             72,110
------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                11,889,286          2,702,884
------------------------------------------------------------------------------------------------------
Property and equipment, net of accumulated depreciation                169,851            217,579
Holdings, carried at cost or equity [note 4]                         2,107,060          2,051,913
Holdings, available for sale, at market [note 4]                     1,562,194         22,302,960
Goodwill, net of accumulated amortization [note 5]                   4,023,825          2,186,619
------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                        19,752,216         29,461,955
------------------------------------------------------------------------------------------------------

[Restated - see note 15]











                                                                          1997               1996
                                                                            $                  $
-----------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank indebtedness [note 6]                                             824,577            707,324
Trade payables                                                         461,697            410,254
Accrued expenses                                                     1,403,740          1,057,385
Bonuses payable [note 9]                                               500,000                 --
Dividends payable on Series A preferred stock [note 9]                  52,500                 --
Dividends payable on subsidiary's shares [note 11]                     165,200            155,000
Income taxes payable                                                 1,820,598            892,790
-----------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                            5,228,312          3,222,753
-----------------------------------------------------------------------------------------------------
Long-term debt [note 7]                                                559,697            438,332
Deferred income taxes [note 8]                                         251,822          7,451,840
Preferred stock of subsidiaries [note 11]                            1,193,000            813,000
Redeemable Series A preferred stock, $0.001 par value,
  authorized 500,000 shares,
  issued and outstanding 25,000 shares [note 9]                        456,250            456,250
-----------------------------------------------------------------------------------------------------
                                                                     2,460,769          9,159,422
-----------------------------------------------------------------------------------------------------
                                                                     7,689,081         12,382,175
-----------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY [note 9]
Common stock, $0.001 par value, authorized 50,000,000 shares, outstanding 5,729,449 [1996; 5,982,349]
  and in treasury 262,900 [1996; 10,000]                                 5,992              5,992
Additional paid in capital                                          13,657,950         12,930,787
Treasury stock                                                      (1,862,049)           (55,011)
Translation adjustment                                                 374,959           (277,252)
Unrealized gain on available for sale securities                       305,818         13,840,070
Accumulated deficit                                                   (419,535)        (9,364,806)
-----------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                          12,063,135         17,079,780
-----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          19,752,216         29,461,955
-----------------------------------------------------------------------------------------------------

See accompanying notes

[Restated - see note 15]



CVF CORPORATION


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            [Restated - see note 15]

Year ended December 31                                               [Expressed in U.S. Currency]




                                                        1997              1996               1995
                                                          $                 $                  $
-----------------------------------------------------------------------------------------------------------

SALES                                              1,685,399         1,866,176            763,009
Cost of sales                                      1,091,821         1,029,638            530,540
-----------------------------------------------------------------------------------------------------------
GROSS MARGIN                                         593,578           836,538            232,469
-----------------------------------------------------------------------------------------------------------

EXPENSES
Selling, general and administrative                5,367,541         3,342,739          2,379,488
Research and development                             422,216           257,913            215,003
-----------------------------------------------------------------------------------------------------------
                                                   5,789,757         3,600,652          2,594,491
-----------------------------------------------------------------------------------------------------------
(Loss) from operations                            (5,196,179)       (2,764,114)        (2,362,022)
-----------------------------------------------------------------------------------------------------------
OTHER INCOME AND (EXPENSES)
Interest income (expense), net                       448,684           (47,700)           (94,923)
Other income, net                                     52,642           102,933            246,533
(Loss) income from equity investees                 (145,165)         (296,762)           881,091
Gain on sale of holdings [note 4]                 19,758,954         3,204,185                 --
Minority interest                                         --           400,449             22,515
-----------------------------------------------------------------------------------------------------------
                                                  20,115,115         3,363,105          1,055,216
-----------------------------------------------------------------------------------------------------------
Income (loss) before provision
  for income taxes                                14,918,936           598,991         (1,306,806)
Provision for income taxes [note 8]                5,919,665           892,790                 --
-----------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                  8,999,271          (293,799)        (1,306,806)
-----------------------------------------------------------------------------------------------------------

BASIC EARNINGS (LOSS) PER SHARE [NOTE 10]              1.52              (0.05)             (0.26)
-----------------------------------------------------------------------------------------------------------

DILUTED EARNINGS (LOSS) PER SHARE [NOTE 10]            1.49              (0.05)             (0.26)
-----------------------------------------------------------------------------------------------------------

BASIC WEIGHTED AVERAGE SHARES [NOTE 10]            5,870,553         5,989,849          4,978,115
-----------------------------------------------------------------------------------------------------------

DILUTED WEIGHTED AVERAGE SHARES [NOTE 10]          6,009,708         5,989,849          4,978,115
-----------------------------------------------------------------------------------------------------------

See accompanying notes

[Restated - see note 15]



CVF CORPORATION


                                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                        [Restated - note 15]


Year ended December 31                                                                                 [Expressed in U.S. Currency]

                                                                            ADDITIONAL
                                                 COMMON STOCK                 PAID-IN        ACCUMULATED          TREASURY
                                          SHARES                AMOUNT        CAPITAL          DEFICIT              STOCK
-----------------------------------------------------------------------------------------------------------------------------
                                                                   $             $                $                   $
-----------------------------------------------------------------------------------------------------------------------------

BALANCE - JANUARY 1, 1995                   4,578,096             4,578       12,636,955        (7,764,201)              --

Sale of shares                                185,822               186          486,017                --               --
Shares issued in connection
  with reverse acquisition                  1,228,431             1,228         (192,185)               --               --
Net (loss)                                         --                --               --        (1,306,806)              --
Translation adjustment                             --                --               --                --               --
-----------------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1995                 5,992,349             5,992       12,930,787        (9,071,007)              --

Purchase of treasury stock                         --                --               --                --          (55,011)
Net (loss)                                         --                --               --          (293,799)              --
Unrealized gain on securities
  available for sale, net of taxes                 --                --               --                --               --
-----------------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1996                 5,992,349             5,992       12,930,787        (9,364,806)         (55,011)

Purchase of treasury stock                         --                --               --                --       (1,807,038)
Net income                                         --                --               --         8,999,271               --
Dividends on Series A preferred stock              --                --               --           (54,000)              --
Sale of available for sale securities              --                --               --                --               --
Tax benefit of employee
  stock transaction [note 9]                       --                --          727,163                --               --
Unrealized gain on securities
  available for sale, net of taxes                 --                --               --                --               --
Translation adjustment                             --                --               --                --               --
-----------------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1997                 5,992,349             5,992       13,657,950          (419,535)      (1,862,049)
-----------------------------------------------------------------------------------------------------------------------------




                                      UNREALIZED GAIN                           TOTAL
                                     ON AVAILABLE FOR       TRANSLATION     STOCKHOLDERS'
                                      SALE SECURITIES       ADJUSTMENT         EQUITY
----------------------------------------------------------------------------------------
                                             $                   $                $
----------------------------------------------------------------------------------------

BALANCE - JANUARY 1, 1995                          --          (407,719)       4,469,613

Sale of shares                                     --                --          486,203
Shares issued in connection
  with reverse acquisition                         --                --         (190,957)
Net (loss)                                         --                --       (1,306,806)
Translation adjustment                             --           130,467          130,467
----------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1995                        --          (277,252)       3,588,520

Purchase of treasury stock                         --                --          (55,011)
Net (loss)                                         --                --         (293,799)
Unrealized gain on securities
  available for sale, net of taxes         13,840,070                --       13,840,070
----------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1996                13,840,070          (277,252)      17,079,780

Purchase of treasury stock                         --                --       (1,807,038)
Net income                                         --                --        8,999,271
Dividends on Series A preferred stock              --                --          (54,000)
Sale of available for sale securities     (13,840,070)               --      (13,840,070)
Tax benefit of employee
  stock transaction [note 9]                       --                --          727,163
Unrealized gain on securities
  available for sale, net of taxes            305,818                --          305,818
Translation adjustment                             --           652,211          652,211
----------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1997                   305,818           374,959       12,063,135
----------------------------------------------------------------------------------------

See accompanying notes

[Restated - see note 15]


CVF CORPORATION


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            [Restated - see note 15]

Year ended December 31                                               [Expressed in U.S. Currency]




                                                           1997               1996          1995
                                                             $                  $             $
--------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net income (loss)                                        8,999,271         (293,799)   (1,306,806)
Adjustments to reconcile net income (loss)
  from operating activities [note 12]                  (19,256,776)      (3,025,413)     (702,600)
Changes in operating assets and liabilities [note 12]    1,844,331        1,097,738       478,743
--------------------------------------------------------------------------------------------------------------
CASH (APPLIED TO) OPERATING ACTIVITIES                  (8,413,174)      (2,221,474)   (1,530,663)
--------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of property and equipment                               --         (174,316)      (50,998)
Investments in and advances to equity investees           (865,605)      (1,066,596)     (317,304)
Proceeds from sale of holdings                          20,389,424        3,683,362             --
Acquisitions, net of cash acquired                        (686,272)               --      (190,957)
--------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (APPLIED TO) INVESTING ACTIVITIES      18,837,547        2,442,450      (559,259)
--------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Increase in bank indebtedness                               58,179               --            --
Borrowings of debt                                         121,365          991,108        85,962
(Payments) of debt                                              --         (160,586)      (23,643)
(Payments) borrowings of debt to related parties                --         (133,561)        1,026
Issuance of equity securities                                   --               --       504,000
Deposits of restricted cash                               (682,361)              --            --
Purchase of treasury stock                              (1,807,038)         (55,011)           --
Minority investments in subsidiaries                            --          586,835       292,000
--------------------------------------------------------------------------------------------------------------
CASH (APPLIED TO) PROVIDED BY FINANCING ACTIVITIES      (2,309,855)       1,228,785       859,345
--------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on
 cash and cash equivalents                                 (77,888)              --       (33,667)
--------------------------------------------------------------------------------------------------------------

CASH PROVIDED (APPLIED) DURING YEAR                      8,036,630        1,449,761    (1,264,244)
Cash, beginning of year                                  1,895,276          445,515     1,709,759
--------------------------------------------------------------------------------------------------------------
CASH, END OF YEAR                                        9,931,906        1,895,276       445,515
--------------------------------------------------------------------------------------------------------------

Cash paid during the year for interest                     163,346          116,616        33,390
--------------------------------------------------------------------------------------------------------------
Cash paid during the year for income taxes               4,200,000               --            --
--------------------------------------------------------------------------------------------------------------

See accompanying notes

[Restated - see note 15]

CVF CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1997                                   [Expressed in U.S. Currency]





1. ORGANIZATION AND BUSINESS DESCRIPTION


CVF Corporation [the "Company"] is a company incorporated under the laws of the State of Nevada. In September 1995, the Company acquired all of the assets and assumed all of the liabilities of Canadian Venture Founders Limited Partnership ["CVFLP"] in exchange for the issuance of its equity securities to the partners of CVFLP. Pursuant to this transaction, the Company issued to CVFLP 4,763,918 common shares, 25,000 shares of its Series "A" Preferred Stock [the "Preferred Shares"] and warrants [the "Warrants"] entitling CVFLP to purchase approximately 952,784 additional common shares.


The transaction has been accounted for as a reverse acquisition under the purchase method for business combinations. Accordingly, the merger of the two companies is recorded as a recapitalization of CVFLP, with CVFLP being treated as the continuing entity. Prior to consummating the share exchange, the Company did not have any significant operations. The cost of the acquisition was recorded at the value of the Company's [the acquired company] net monetary liabilities of $190,957 on the date of the exchange, in accordance with Securities and Exchange Commission guidelines.


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

CANADIAN VENTURE FOUNDERS LEASING CORP. ["LEASING"], a wholly-owned subsidiary, provides funding to various investees of the Company.

BIOREM TECHNOLOGIES, INC. ["BIOREM"] is an industrial biotech company located in Waterloo, Canada engaged in the business of applying bioconversion and biotransformation technology to a variety of industrial applications such as the treatment or clean-up of organic toxic chemicals in soil or groundwater, the treatment of industrial waste streams for liquids or air and for use in the food processing, agriculture and pharmaceutical manufacturing industries. At December 31, 1997, the Company had a 69% [69% in 1996] ownership interest in Biorem.

GEMPRINT CORPORATION ["GEMPRINT"] is in the business of providing products and services to the insurance industry, as well as the consumer and wholesale jewelry markets to enable diamonds and other precious gems to be uniquely identified non-invasively using a low power laser imaging system unique to Gemprint. The results are stored in a database for later verification and recovery of lost or stolen gems. At December 31, 1997, the Company had a 67% [64% in 1996] ownership interest in Gemprint.

CVF CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1997                                   [Expressed in U.S. Currency]





1. ORGANIZATION AND BUSINESS DESCRIPTION cont'd


SOLARIA RESEARCH ENTERPRISES, LTD. ["Solaria"] is a Waterloo, Canada company in the business of developing, manufacturing and marketing a line of electronic motor speed control products for battery-operated vehicles. At December 31, 1997, the Company had a 67% [51% in 1996] ownership interest in Solaria.

DANTEC ELECTRONICS LIMITED, ["DANTEC ELECTRONICS"] was purchased August 31, 1997 and at December 31, 1997 the Company has a 100% ownership interest in Dantec Electronics. The Company's investment in Dantec Electronics is held through 1246680 Ontario Limited, a wholly-owned subsidiary. Dantec Electronics, located in Waterloo, Canada, manufactures and sells electronic moisture detection and control systems with agricultural applications.

EASTVIEW MARKETING, ONE, LLC ["EASTVIEW"] a wholly-owned subsidiary, was incorporated in the state of New York on December 19, 1997 for the purpose of developing an infommercial to market in the United States natural fertilizers and environmentally safe organic herbicides manufactured by Ecoval Inc., an equity holding of CVF Corporation.

GRAND ISLAND MARKETING, TWO, LLC ["GRAND ISLAND2"] a wholly-owned subsidiary, was incorporated on December 17, 1997 in the state of New York. When operations begin in 1998, Grand Island2 will market and arrange environmental clean up contracts with real estate developers in the United States using the services of Biorem Technologies, Inc., and other soil remediation companies.


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

The fiscal year-ends of the subsidiaries vary, in some cases, from those of the Company. The consolidated financial statements combine periods which are within three months of the Company's recording period, for all the companies.

CVF CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1997                                   [Expressed in U.S. Currency]






2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES cont'd


Holdings in which the Company has a 20-50% ownership position and significant influence are accounted for under the equity method of accounting, such that the Company records profits and losses to the extent of the Company's total holdings in the investee, comprising its equity interest, advances and loans.


Holdings in debt securities are classified as "held to maturity", if the Company has the intent and ability to hold the security to maturity. Holdings held to maturity are carried at cost.


Other holdings are classified as "available for sale", and are revalued at each period-end with the unrealized gain or loss, net of tax effect, recorded as an element of stockholders' equity. The available for sale classification includes debt and equity securities which are carried at fair value. Gains or losses on sales of securities are recognized by the specific identification method.

Foreign currency translation


The Company uses the U.S. dollar as the reporting currency of its consolidated financial statements. However, the functional currency of the Company and its Canadian subsidiaries is the Canadian dollar. Accordingly, all balance sheet amounts of the Company and its Canadian subsidiaries are translated to U.S. dollars using the exchange rates in effect at the applicable year-end. Income statement amounts of the Company and its Canadian subsidiaries are translated to U.S. dollars at the average exchange rate for the applicable year. The gains and losses resulting from the translation of the Company's financial statements into U.S. currency are recorded as an element of stockholders' equity.

Transactions and balances denominated in currencies other than the functional currencies of the Company or its subsidiaries are remeasured in the applicable functional currency. Translation adjustments arising on such remeasurement are included in the determination of net income (loss).

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments, with an original maturity of three months or less when purchased, to be cash equivalents.

Trade receivables

Trade receivables are presented net of allowance for doubtful accounts. The allowance was $59,300 at December 31, 1997 [$29,200 at December 31, 1996]. Amounts charged to expense were $8,500 during the year ended December 31, 1997 [$29,200 in 1996; $3,600 in 1995].

CVF CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1997                                   [Expressed in U.S. Currency]





2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES cont'd


INVENTORY

Inventory is stated at the lower of cost or market using first-in, first-out method of costing.

ADVERTISING


The Company expenses the production costs of broadcast advertising upon the first airing of the advertisement. Total unamortized advertising costs included in prepaid expenses at December 31, 1997 were $234,771 [$nil in 1996 and 1995] respectively. Other types of advertising costs are expensed as incurred.


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

CVF CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1997                                   [Expressed in U.S. Currency]




2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT'D

NET INCOME (LOSS) PER SHARE

The Company has adopted Statement of Financial Accounting Standard No. 128 ["SFAS 128"], Earnings per Share. Net income (loss) per common share has been restated for all periods presented to conform to the provisions of SFAS 128. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the per share amount that would have resulted if diluted potential common stock had been converted to common stock, as prescribed by SFAS 128.

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

CVF CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1997                                   [Expressed in U.S. Currency]






2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT'D

INCOME TAXES


The Company accounts for income taxes using the liability method in which a deferred tax asset or liability is determined based upon the tax effect of the differences between the financial statement and tax basis of assets and liabilities, as measured by the enacted rates which will be in effect when these differences reverse. Provision is made for all applicable U.S. and foreign income taxes pursuant to this standard. Canadian tax credits attributable to research and development expenditures which are refundable regardless of whether there is taxable income, are accounted for as a reduction in research and development expense.


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

CVF CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1997                                   [Expressed in U.S. Currency]






3. INVENTORY

Inventory consists of the following:

                                                 1997               1996
                                                   $                  $
--------------------------------------------------------------------------------

Raw material                                  201,019             32,850
Work-in-process                                    --              5,950
Finished goods                                189,106            186,409
--------------------------------------------------------------------------------
                                              390,125            225,209
--------------------------------------------------------------------------------

4. HOLDINGS

The Company accounts for its holdings in the following companies using the equity method:

a. Ecoval Inc. ["Ecoval"], a Montreal, Canada, private company which manufactures and markets natural fertilizers and environmentally safe organic herbicides.

b. Dantec Systems Corporation ["Dantec Systems"], a Waterloo, Canada, private company in the business of developing, manufacturing and marketing a range of automated, precision moisture detection and manufacturing control systems.

c. Petrozyme Technologies, Inc. ["Petrozyme"], a Waterloo, Canada, private company in the business of developing and marketing processes for the degradation of petroleum waste products.

In addition, the Company has holdings in debt and equity securities of the following companies:

a. Certicom Corp. ["Certicom"], a Toronto, Canada public company in the business of digital information security products.

b. TurboSonic, Inc. ["TurboSonic"], a Waterloo, Canada public company in the business of air pollution control.

c. Mindflight Corporation ["Mindflight"], a Waterloo, Canada public company in the business of developing and supplying technologies for both paper and electronic based payment systems.

CVF CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1997                                   [Expressed in U.S. Currency]




4. HOLDINGS CONT'D

Holdings consisted of the following at December 31, 1997:

                                                                                       HOLDINGS
                                                                 HOLDINGS           AVAILABLE FOR
                                            PERCENTAGE       AT COST OR EQUITY   SALE AT FAIR VALUE
                                             OWNERSHIP               $                    $
-----------------------------------------------------------------------------------------------------
Ecoval
     1,210,550 common shares [i]               24%                   840,157
-----------------------------------------------------------------------------------------------------

Dantec Systems
     34,700 common shares [ii]                 41%                   419,662
-----------------------------------------------------------------------------------------------------
     Notes and advances [vi]                                         367,500
-----------------------------------------------------------------------------------------------------
                                                                     787,162
Petrozyme
     50 common shares                          50%                  (286,750)
     250,000 Class C non-voting shares        100%                   250,000
     Notes and advances [vi]                                         245,000
-----------------------------------------------------------------------------------------------------
                                                                     208,250
Certicom
     15,605 common shares [iii] [note 14]      0.5%                                       469,711
     59,763 preferred shares                                         251,677
-----------------------------------------------------------------------------------------------------
                                                                     251,677              469,711
TurboSonic
     1,334,977 common shares [iv]              13%                                        392,483
-----------------------------------------------------------------------------------------------------

Mindflight
     1,428,572 special warrants [v]            17%                                        700,000
-----------------------------------------------------------------------------------------------------

Other notes and advances [vi]                                         19,814
-----------------------------------------------------------------------------------------------------
Total                                                              2,107,060            1,562,194
-----------------------------------------------------------------------------------------------------


CVF CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1997                                   [Expressed in U.S. Currency]



4. HOLDINGS CONT'D

Holdings consisted of the following at December 31, 1996:

                                                                                      HOLDINGS
                                                                 HOLDINGS           AVAILABLE FOR
                                            PERCENTAGE       AT COST OR EQUITY   SALE AT FAIR VALUE
                                             OWNERSHIP               $                    $
---------------------------------------------------------------------------------------------------------
Ecoval
     11,733 common shares                      30%                (2,838,006)
     Notes and advances [vi]                                       3,119,660
---------------------------------------------------------------------------------------------------------
                                                                     281,654
Dantec Systems
     34,360 common shares                      41%                   742,748
---------------------------------------------------------------------------------------------------------

Petrozyme, 50 common shares                    50%                  (109,288)
---------------------------------------------------------------------------------------------------------
     250,000 Class C non-voting shares        100%                   250,000
---------------------------------------------------------------------------------------------------------
                                                                     140,712

Certicom
     898,605 common shares                     12%                                     22,302,960
     89,645 preferred shares                                         509,670
---------------------------------------------------------------------------------------------------------
                                                                     509,670           22,302,960

Turbotak
     Notes and advances [vi]                                         367,099
---------------------------------------------------------------------------------------------------------

Other notes and advances [vi]                                         10,030
---------------------------------------------------------------------------------------------------------
Total                                                              2,051,913           22,302,960
---------------------------------------------------------------------------------------------------------

[i] During 1997, notes of $2,569,000 of Ecoval were converted into 11,898 common shares of Ecoval. Subsequent to this transaction, all shares of Ecoval were subdivided on a 50:1 basis. In addition, the Company paid cash of $126,875 for an additional 29,000 shares.

[ii] During 1997, notes of $17,500 of Dantec Systems were converted into 340 common shares of Dantec Systems.

CVF CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1997                                   [Expressed in U.S. Currency]





4. HOLDINGS CONT'D

[iii]During 1997, the Company disposed of 883,000 common shares of Certicom for proceeds of $20,389,424, realizing a gain of $19,409,357. As at December 31, 1997, the common shares of Certicom have a carrying value of $16,822. Accordingly, aggregate unrealized gains of $289,849 [net of deferred income taxes of $163,040] have been recorded as an element of stockholders' equity for the year ended December 31, 1997.

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

[v] The investment in Mindflight represents a private placement purchase of 1,428,572 special warrants allowing the Company to receive one common share of Mindflight at no additional cost. At December 31, 1997, the market value of shares of Mindflight listed on the Vancouver Stock Exchange was Cdn. $0.70 [U.S. $0.49] per share. An officer and director of the Company holds approximately 20% of the common shares of Mindflight.

[vi] The notes and advances bear interest at prime plus 2%, are unsecured, payable on demand, and denominated in Canadian currency. Canadian prime rate at December 31, 1997 was 6% [4.75% in 1996]. The notes have been classified as long-term as the Company does not intend to demand repayment in the next year.

CVF CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1997                                   [Expressed in U.S. Currency]






4. HOLDINGS CONT'D

The following table gives certain combined summarized financial information related to the Company's equity holdings:

                                                         1997             1996               1995
INCOME STATEMENT DATA                                      $                $                  $
--------------------------------------------------------------------------------------------------------

Net sales                                             1,560,122         1,396,027       1,090,773
Gross (loss) profit on sales                            (16,114)           70,789         237,524
Net loss                                             (7,152,634)       (2,713,912)     (1,644,736)
--------------------------------------------------------------------------------------------------------
CVF CORPORATION'S SHARE OF NET LOSS                  (1,899,287)         (840,929)       (563,113)
--------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA
Current assets                                        2,665,662         1,260,130       1,820,937
Non-current assets                                    4,029,052         5,924,516       8,232,657
--------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                          6,694,714         7,184,646      10,053,594
--------------------------------------------------------------------------------------------------------

Current liabilities                                   1,077,528         1,204,872       1,904,558
Non-current liabilities                               2,811,313        11,581,846       9,798,172
Equity (deficit)                                      2,805,873        (5,602,072)     (1,649,136)
--------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND EQUITY                          6,694,714         7,184,646      10,053,594
--------------------------------------------------------------------------------------------------------

CVF CORPORATION'S SHARE OF
  EQUITY (ACCUMULATED DEFICIT)                          573,360        (1,659,763)     (1,030,388)
--------------------------------------------------------------------------------------------------------

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

                                                                       ACCUMULATED       NET BOOK
                                                            COST      AMORTIZATION         VALUE
AS AT DECEMBER 31, 1997                                       $             $                $
-------------------------------------------------------------------------------------------------------

Ecoval                                                   1,947,502        288,147       1,659,355
Petrozyme                                                  129,500         12,950         116,550
Dantec Systems                                             971,603        356,553         615,050
-------------------------------------------------------------------------------------------------------
                                                         3,048,605        657,650       2,390,955
-------------------------------------------------------------------------------------------------------

                                                                       ACCUMULATED       NET BOOK
                                                            COST      AMORTIZATION         VALUE
AS AT DECEMBER 31, 1996                                       $             $                $
-------------------------------------------------------------------------------------------------------

Ecoval                                                   1,502,478        200,331       1,302,147
Petrozyme                                                  135,050          1,501         133,549
Dantec Systems                                             964,800        304,286         660,514
-------------------------------------------------------------------------------------------------------
                                                         2,602,328        506,118       2,096,210
-------------------------------------------------------------------------------------------------------

During 1997, amortization of goodwill related to equity investees totaled $177,256 [$185,233 in 1996; $151,174 in 1995].

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

CVF CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1997                                   [Expressed in U.S. Currency]




5. GOODWILL

                                                                       ACCUMULATED       NET BOOK
                                                            COST      AMORTIZATION         VALUE
AS AT DECEMBER 31, 1997                                       $             $                $
----------------------------------------------------------------------------------------------------

Solaria                                                    435,444        143,674         291,770
Biorem                                                     223,566         46,936         176,630
Gemprint                                                 2,391,709        379,018       2,012,691
Dantec Electronics                                       1,576,911         34,177       1,542,734
----------------------------------------------------------------------------------------------------
                                                         4,627,630        603,805       4,023,825
----------------------------------------------------------------------------------------------------

                                                                       ACCUMULATED       NET BOOK
                                                            COST      AMORTIZATION         VALUE
AS AT DECEMBER 31, 1996                                       $             $                $
----------------------------------------------------------------------------------------------------

Solaria                                                    360,183        125,819         234,364
Biorem                                                     188,750         33,220         155,530
Gemprint                                                 2,057,468        260,743       1,796,725
----------------------------------------------------------------------------------------------------
                                                         2,606,401        419,782       2,186,619
----------------------------------------------------------------------------------------------------

During 1997, amortization of goodwill in subsidiaries totaled $204,197 [$158,861 in 1996; $157,027 in 1995].

6. BANK INDEBTEDNESS


Biorem has bank lines of credit available with two major Canadian banks. The first line has a maximum availability of Cdn. $300,000 [U.S. $210,000], bears interest at 3% and is payable on demand. At December 31, 1997, an amount of Cdn. $300,000 [U.S. $210,000] has been drawn on this line. The other line has a maximum availability of Cdn. $415,000 [U.S. $290,500] with a balance of Cdn. $425,000 [U.S. $297,500] outstanding at December 31, 1997. The amount drawn on this facility bears interest at prime plus 1% and is payable on demand. Canadian prime rate at December 31, 1997 was 6%. These facilities are guaranteed by the Company and are secured by term deposits of Cdn. $300,000 [U.S. $210,000] and Cdn. $422,414 [U.S. $295,690].


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

In 1996, Biorem had bank lines of credit available with two major Canadian banks. The first line had a maximum availability of Cdn. $466,000 [U.S. $326,200], bore interest at 3% and was payable on demand. At December 31, 1996, an amount of Cdn. $385,000 [U.S. $269,500] had been drawn on this line. The other line had a maximum availability of Cdn. $300,000 [U.S. $210,000] with a balance of Cdn. $300,000 [U.S. $210,000] outstanding at December 31, 1997. The amount drawn on this facility bore interest at prime plus 1.5% and was payable on demand. Canadian prime rate at December 31, 1996 was 4.75%. In 1996, Gemprint had bank indebtedness of Cdn. $190,479 [U.S. $133,335] with a major Canadian bank. The operating loan bore interest at prime plus 1%. The weighted average interest rate on bank indebtedness during 1996 was 6.1%.

7. LONG TERM DEBT

Long-term debt comprises the following:

                                                                          1997               1996
                                                                            $                  $
------------------------------------------------------------------------------------------------------
Convertible debenture issued by Gemprint,
  denominated in Canadian dollars, bearing interest
  at 5% per annum and due May 1, 2001.  Convertible
  at the option of the holder into Gemprint common
  stock at a price predicated on the price paid
  in the next third party common stock sale in
  excess of $730,000.                                                  268,857            219,000

Non-convertible debenture issued by Gemprint,
  denominated in Canadian dollars, bearing
  interest at 13.5%, repayable in February 2000.                       140,000            136,875

Other                                                                  150,840             82,457
------------------------------------------------------------------------------------------------------
                                                                       559,697            438,332
------------------------------------------------------------------------------------------------------

The fair values of long-term debt instruments approximates their carrying value.

CVF CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1997                                   [Expressed in U.S. Currency]






8. INCOME TAXES

Details of the income tax provision are as follows:
                                                                  1997         1996          1995
                                                                   $             $             $
-------------------------------------------------------------------------------------------------------

Current - U.S.                                                 5,839,765     892,790           --
Deferred - U.S.                                                   79,900          --           --
-------------------------------------------------------------------------------------------------------
INCOME TAX PROVISION                                           5,919,665     892,790           --
-------------------------------------------------------------------------------------------------------

The benefit  (provision) for income taxes differs from the amount computed by applying the statutory income tax rate to net income (loss) before  provision for income taxes as follows:

                                                                  1997         1996          1995
                                                                   $             $             $
-------------------------------------------------------------------------------------------------------

Statutory U.S. Federal income tax rate                            35%           35%           35%
-------------------------------------------------------------------------------------------------------

Income tax (provision) benefit computed at statutory rate     (5,235,000)   (248,000)     373,000
Tax benefit of net operating loss carryforward                         --      32,000            --
Tax effected losses of equity investees
  not available for deduction                                   (684,665)   (676,790)    (341,000)
Tax benefit of net operating losses not recognized                    --          --      (32,000)
-------------------------------------------------------------------------------------------------------
PROVISION FOR INCOME TAXES REPORTED                           (5,919,665)   (892,790)          --
-------------------------------------------------------------------------------------------------------

As of December 31, 1997, the Company had net deferred tax assets of $nil [$nil in 1996] after a valuation allowance of $2,600,000 [$1,870,000 in 1996].
Deferred income tax liabilities of $172,022 [$7,451,840 in 1996] are recorded in connection with the unrealized gain attributable to the securities available for sale valued at market. An additional $79,800 is related to prepaids expensed for tax purposes.

CVF CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1997                                   [Expressed in U.S. Currency]


8. INCOME TAXES CONT'D

At December 31, 1997, the Company had losses available for carryforward in certain of its Canadian subsidiaries of approximately $7,431,220 available to reduce future years' income for tax purposes in these subsidiaries. These losses expire as follows:

                                                                        $
--------------------------------------------------------------------------------

1998                                                                 48,458
1999                                                                609,166
2000                                                                970,577
2001                                                              1,377,208
2002                                                                857,429
Beyond                                                            3,568,382
--------------------------------------------------------------------------------
                                                                  7,431,220
--------------------------------------------------------------------------------

9. STOCKHOLDERS' EQUITY


The Company's authorized capital consists of 50,000,000 common shares, $0.001 par value, and 500,000 Preferred shares, $0.001 par value.


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

CVF CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1997                                   [Expressed in U.S. Currency]




9. STOCKHOLDERS' EQUITY CONT'D


During 1997, the Company purchased 601,932 of its own shares for an aggregate consideration of $10 from a corporation owned by officers of the Company. The Company simultaneously issued to these officers options to purchase an equal number of common shares for $0.05 per share. The Company recorded no income effect on this exchange. In addition during 1997, the options were exercised at a time when the quoted market price of the Company's common stock was $3 per share. On this sequence of transactions the Company recorded a $727,163 tax benefit as an increase in Additional Paid in Capital. Bonuses of $1,500,000 were accrued or were paid to these officers primarily as compensation for the related personal tax liabilities. The net cash outlay to the Company was approximately $250,000.


During the year, the Company also repurchased 252,900 common shares for aggregate cash consideration of $1,807,038.

REDEEMABLE PREFERRED STOCK

Preferred shares may be issued in one or more series as may from time to time be determined by the Board of Directors. Each series shall be distinctly designated.

The Company currently has outstanding a series of non-voting Preferred Stock designated as Series "A" Preferred Stock. Each share of Series "A" Preferred Stock has a stated value [the "Stated Value"] of the U.S. dollar equivalent of Cdn. $25 determined at the date of issuance by reference to the noon spot rate for conversion of Canadian dollars into U.S. dollars as published by the National Bank of Canada on the business day immediately preceding the date of issuance. The holders of Series "A" Preferred Stock are entitled to cumulative dividends at the rate of 5% annually of the Stated Value plus accrued but unpaid dividends, to be paid in U.S. dollars. The dividends have priority over any payments of dividends on common shares and on all other shares of preferred stock ranking junior to the Series "A" Preferred Stock.

The Company may, at its option and at any time, redeem all or part of the Series "A" Preferred Stock from the holders thereof. Additionally, at any time after August 20, 2000, a holder of the Series "A" Preferred Stock may require the Company to redeem any or all of the Series "A" Preferred Stock held by such holder. The redemption price shall be the Stated Value plus all accrued but unpaid dividends. In light of the future mandatory redemption feature, the preferred stock is classified outside of permanent equity. As at December 31, 1997, an amount of $52,500 has been accrued in respect of cumulative unpaid dividends, of which $12,500 relates to 1997 and $40,000 relates to prior years.

CVF CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1997                                   [Expressed in U.S. Currency]





9. STOCKHOLDERS' EQUITY CONT'D

WARRANTS

As at December 31, 1997 and 1996, 952,784 Warrants are outstanding. Each Warrant entitles the holder to purchase one common share at a price of Cdn. $3.05 per share. CVFLP distributed the Warrants to Canadian Venture Founders Management Limited, its general partner at that time. Until September 20, 2000, the Warrants may only be exercised if a former limited partner of CVFLP sells any common shares which were issued to such limited partner in connection with the reverse takeover described in note 1. In such event, the Warrant holders may purchase one common share for each five common shares sold by such limited partner. Any Warrants not exercised before September 20, 2000, may be exercised by the holder during the six month period immediately following September 20, 2000. As of December 31, 1997 there were no Warrants exercisable. All shares issuable upon exercise of the Warrants will be restricted securities as that term is defined in Rule 144 under the 1933 Securities Act of the United States.

CVF CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1997                                   [Expressed in U.S. Currency]





10. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                           1997           1996         1995
                                                             $              $            $
                                                     -------------- -------------- --------------
Numerator:
  Net income (loss)                                     8,999,271        (293,799)   (1,306,806)
  Dividends on subsidiary's preferred shares              (54,000)             --             --
                                                     -------------- -------------- --------------
  Numerator for basic and diluted earnings (loss)
   per share - income (loss) available to common
   stockholders                                         8,945,271        (293,799)    (1,306,806)
                                                     -------------- -------------- --------------

Denominator:
  Denominator for basic earnings (loss) per share
   - weighted average shares outstanding                5,870,553       5,989,849      4,978,115
  Effect of dilutive securities
   Warrants                                               139,155              --             --
                                                     -------------- -------------- --------------

   Dilutive potential common shares
     Denominator for diluted earnings (loss) per
     share - adjusted weighted-average shares and
     assumed conversions.                               6,009,708      5,989,849       4,978,115
                                                     -------------- -------------- --------------

Basic earnings (loss) per share                              1.52          (0.05)          (0.26)
                                                     -------------- -------------- --------------
Diluted earnings (loss) per share                            1.49          (0.05)          (0.26)
                                                     -------------- -------------- --------------

CVF CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1997                                   [Expressed in U.S. Currency]






11. BUSINESS ACQUISITION AND SUPPLEMENTARY SUBSIDIARY INFORMATION

DANTEC ELECTRONICS


On August 28, 1997, the Company acquired 100% of the outstanding common share capital of Dantec Electronics. The total consideration was Cdn. $2,825,000 [U.S. $1,977,500] consisting of a cash payment of Cdn. $1,615,000 [U.S. $1,130,500],
Cdn. $250,000 [U.S. $175,000] to be paid in equal monthly installments over 25 months, and 960,000 special Class A shares of 1246680 Ontario Limited, a wholly-owned subsidiary of the Company which was incorporated for the purpose of holding the Dantec Electronics investment. These Class A shares are non-voting, non-cumulative, convertible into common shares of 1246680 Ontario Limited on a one-for-one basis and redeemable and retractable at Cdn.
$1 per share.


This acquisition was accounted for as a purchase, with the results of operations of Dantec Electronics included in the Company's accounts from the date of acquisition. Assets and liabilities acquired at approximate fair values is summarized as follows:


                                                                          $
--------------------------------------------------------------------------------

Current assets [including cash of $42,000]                           799,500
Property and equipment                                                30,000
Goodwill                                                           1,577,000
Current liabilities                                                 (429,000)
--------------------------------------------------------------------------------
TOTAL CONSIDERATION                                                1,977,500
--------------------------------------------------------------------------------


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

CVF CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1997                                   [Expressed in U.S. Currency]





11. BUSINESS ACQUISITION AND SUPPLEMENTARY SUBSIDIARY INFORMATION CONT'D


In addition to Class A voting shares, Gemprint has issued Class B and C voting shares which have cumulative dividend rates of 10%, are retractible by the holder at face value plus dividends in arrears, and are convertible to Class A common shares on a one-to-one basis. The Class B shares held by third parties have been classified as a liability. The remaining Class B and all of the Class C shares are held by CVF. The timing of these retractions are restricted to specific time periods and Gemprint has received a notice to retract Cdn. $250,000 by a third party investor. Cumulative dividends payable to third party investees of $167,000 have been accrued in these consolidated statements.


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

SUBSIDIARY STOCK OPTIONS


The Company and certain of its subsidiaries have outstanding options granted to employees and directors. A total of 42,500 options were outstanding to employees of the Company as at December 31, 1997. In the event the options granted by its subsidiaries are exercised, the Company's interests will be diluted. A summary of the stock options and shares outstanding as at December 31, 1997 for those consolidated entities which have issued options are as follows:








                                                                TOTAL NUMBER OF
                                              NUMBER OF          VOTING SHARES
SUBSIDIARY                                     OPTIONS            OUTSTANDING
-------------------------------------------------------------------------------
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

12. SUPPLEMENTARY INFORMATION ON CASH FLOWS


Adjustments to net income (loss) from operating activities for the years ending December 31, are as follows:





                                                     1997                1996                1995
                                                       $                   $                   $
----------------------------------------------------------------------------------------------------------

Cash from operating activities:
Depreciation and amortization                        277,113           282,459            201,006
Loss (gain) from equity affiliates                   145,165           296,762           (881,091)
Gain on sale of holdings                         (19,758,954)       (3,204,185)                --
Minority interest in earnings
  (losses) of subsidiaries                                --          (400,449)           (22,515)
----------------------------------------------------------------------------------------------------------
Deferred income tax expense                           79,900                --                 --
                                                 (19,256,776)       (3,025,413)          (702,600)
----------------------------------------------------------------------------------------------------------

Changes in operating assets and liabilities for the years ending December 31, are as follows;

                                                     1997                1996                1995
                                                       $                   $                   $
----------------------------------------------------------------------------------------------------------

Decrease (increase) in trade receivables             511,075          (172,437)          (201,536)
Decrease (increase) in inventory                      41,433            (3,617)          (170,543)
(Increase) decrease in prepaid expenses
  and other                                         (261,946)           15,010             59,346
Decrease (increase) in other assets                       --            68,588            (64,609)
Increase in trade payables                            51,443                --                 --
Increase in accounts payable and
  accrued expenses                                   632,969           378,326            855,059
Increase in income taxes payable                     887,468           892,790                 --
(Decrease) in deferred revenue                       (18,111)               --                 --
(Decrease) increase in other current liabilities         --            (80,922)             1,026
----------------------------------------------------------------------------------------------------------
                                                   1,844,331         1,097,738            478,743
----------------------------------------------------------------------------------------------------------

CVF CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1997                                   [Expressed in U.S. Currency]






13. SEGMENTED INFORMATION

Substantially, all of the Company's operations and identifiable assets are located in Canada. Export sales, primarily to the U.S., amounted to approximately $826,000 for the year ended December 31, 1997 [$1,116,000 in 1996, $454,000 in 1995].

14. SUBSEQUENT EVENTS


[a]  On January 29, 1998 the Company was listed on the American Stock Exchange.

[b] The remaining 15,605 common shares of Certicom were sold in January and February 1998 for net proceeds of approximately $375,000.

[c] On January 28, 1998 the Company incorporated, in the State of Delaware, a wholly-owned subsidiary called Grand Island Marketing, Inc. ["Grand Inc."].

[d] On January 29, 1998 Grand Inc. entered into an agreement with 21st Century Health Care (1996) Inc., a company incorporated in the province of Ontario, Canada, and an individual to form a partnership known as "Elements". Grand Inc. paid an initial contribution of $1,500,000 and has a 69% voting interest and a 51% economic interest in the partnership. If the Elements partnership fails to meet its business plan by January 27, 2000, Grand Inc. will be able to, for a nominal investment, increase its economic interest to 68%. Elements was formed to carry on the business of operating retail stores offering natural health and food products and health services including naturopathic and homeopathic medicine and chiropractic services, as well as products manufactured by Ecoval.

[e] On March 4, 1998 the Company purchased 120,000 shares in Ecoval to increase its holdings to 27% from 24% as at December 31, 1997. The consideration for these shares was $421,875 and 40,179 shares of the Company.

[f] The Company completed a private placement of 100,000 of its shares for total cash proceeds of $400,000 on March 13, 1998.

CVF CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1997                                   [Expressed in U.S. Currency]







15.   CHANGE IN ACCOUNTING FOR PREFERRED SHARES OF A SUBSIDIARY

One of the Company's subsidiaries, Gemprint Corporation, has outstanding Class B voting shares which are cumulative and retractable by the holder at any time at face value plus unpaid dividends. The Class B shareholders have agreed not to exercise the retraction right except during the periods of October 3, 1997 to November 1, 1997 and October 3, 2002 and November 1, 2002. Based on the limited period for retraction, the shares were previously accounted for as common shares of Gemprint and no dividends were accrued. The minority interest represented by these shareholdings on the Company's financial statements had been reduced to zero as a result of absorbing its share of Gemprint's losses.

The Company's financial statements for all periods presented have been restated to account for the Class B shares of Gemprint as a liability since they are retractable by the holder at face value plus accrued dividends at any time. The effect of this restatement on each year is as follows:






                                                   1997         1996          1995
                                                    $             $             $
-------------------------------------------------------------------------------------
INCREASE (DECREASE) IN
Assets                                           299,000      324,000      349,000
Liabilities                                      527,585      676,000      606,000
Stockholders' equity                            (228,585)    (352,000)    (242,000)
Net income (loss)                                (37,000)    (110,000)    (242,000)
