Form 10QSB
period 1998-03-31
CVF CORP
filed 1998-05-15
CIK 1032997

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-QSB

                                QUARTERLY REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998



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


                                916 CENTER STREET
                            LEWISTON, NEW YORK 14221
                                 (716) 754-7883
               (Address, including zip code, and telephone number,
          including area code, of issuer's principal executive offices)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X     No
   ---       ---

     As of May 12, 1998, there were 5,767,628 shares of common stock, $0.001 par value per share, of the issuer outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                                     ---    ---

                              Page 1 of 11 Pages

                         PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements.
           ---------------------

                        CVF CORPORATION AND SUBSIDIARIES
                        --------------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                   (UNAUDITED)
                                   -----------

                                                                                        March 31,      December 31,
                                                                                          1998            1997
                                                                                      ------------    ------------
                                 ASSETS
                                 ------

CURRENT ASSETS:
     Cash and cash equivalents                                                        $  3,405,650    $  9,931,906
     Restricted cash                                                                       695,870         682,361
     Marketable securities, at market                                                      141,201               -
     Trade receivables                                                                     787,242         557,998
     Inventory                                                                             504,872         390,125
     Prepaid expenses and other                                                            521,424         326,896
                                                                                      ------------    ------------
         TOTAL CURRENT ASSETS                                                            6,056,259      11,889,286

PROPERTY AND EQUIPMENT, net of accumulated depreciation                                    224,800         169,851
HOLDINGS, carried at cost or equity                                                      2,710,227       2,107,060
HOLDINGS AVAILABLE FOR SALE, at market                                                   1,829,187       1,562,194
GOODWILL, net of accumulated amortization                                                4,434,584       4,023,825
                                                                                      ------------    ------------

                                                                                      $ 15,255,057    $ 19,752,216
                                                                                      ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------

CURRENT LIABILITIES:
     Bank indebtedness                                                                $    135,240    $    824,577
     Trade payables                                                                        977,831         461,697
     Accrued expenses                                                                      807,080       1,903,740
     Dividends payable                                                                     237,301         217,700
     Income taxes payable                                                                        -       1,820,598
                                                                                      ------------    ------------
         TOTAL CURRENT LIABILITIES                                                       2,157,452       5,228,312
                                                                                      ------------    ------------

LONG TERM DEBT                                                                             868,680         559,697
DEFERRED INCOME TAXES                                                                      198,800         251,822
MINORITY INTEREST                                                                          356,162               -
PREFERRED STOCK OF SUBSIDIARIES                                                          1,193,000       1,193,000
REDEEMABLE SERIES A PREFERRED STOCK                                                        456,250         456,250

STOCKHOLDERS' EQUITY:
     Common stock, $0.001 par value, authorized 50,000,000 shares,
         6,132,528 issued (5,992,349; 1997) and 364,900 in treasury (262,900; 1997)          6,133           5,992
     Additional paid in capital                                                         14,178,666      13,657,950
     Treasury stock                                                                     (2,342,667)     (1,862,049)
     Translation adjustment                                                               (104,813)        374,959
     Unrealized gain on available for sale securities                                      298,200         305,818
     Retained earnings (accumulated deficit)                                            (2,010,806)       (419,535)
                                                                                      ------------    ------------
         TOTAL STOCKHOLDERS' EQUITY                                                     10,024,713      12,063,135
                                                                                      ------------    ------------

                                                                                      $ 15,255,057    $ 19,752,216
                                                                                      ============    ============


                 See notes to consolidated financial statements

                              Page 2 of 11 Pages

                        CVF CORPORATION AND SUBSIDIARIES
                        --------------------------------

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------

                                   (UNAUDITED)
                                   -----------


                                                  Three months ended March 31,
                                                  ----------------------------
                                                      1998            1997
                                                  ------------    ------------
                                                                    (RESTATED)
SALES                                             $    647,753    $    261,855

COST OF SALES                                          420,535          85,668
                                                  ------------    ------------

GROSS PROFIT                                           227,218         176,187
                                                  ------------    ------------

EXPENSES:
     Selling, general and administrative             2,840,364         818,046
     Research and development                                -          11,579
                                                  ------------    ------------
         TOTAL EXPENSES                              2,840,364         829,625
                                                  ------------    ------------

INCOME (LOSS) FROM OPERATIONS                       (2,613,146)       (653,438)
                                                  ------------    ------------

OTHER INCOME AND (EXPENSES):
     Interest income (expense), net                    290,935          76,111
     Other income (expense), net                       258,751         196,899
     Income (loss) from equity affiliates             (302,473)       (165,780)
     Gain (loss) on sale of investments                372,294      18,160,425
     Minority interest                                 328,028               -
                                                  ------------    ------------
         TOTAL OTHER INCOME AND (EXPENSES)             947,535      18,267,655
                                                  ------------    ------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES     (1,665,611)     17,614,217

     Provision (benefit) for income taxes              (79,800)      7,294,890
                                                  ------------    ------------

NET INCOME (LOSS)                                 $ (1,585,811)   $ 10,319,327
                                                  ============    ============

NET INCOME (LOSS) PER SHARE - BASIC               $      (0.26)   $       1.73
                                                  ============    ============
NET INCOME (LOSS) PER SHARE - DILUTED             $      (0.26)   $       1.60
                                                  ============    ============

WEIGHTED SHARES USED IN COMPUTATION - BASIC          6,215,403       5,974,716
                                                  ============    ============
WEIGHTED SHARES USED IN COMPUTATION - DILUTED        6,215,403       6,441,580
                                                  ============    ============





                See notes to consolidated financial statements.


                              Page 3 of 11 Pages

                        CVF CORPORATION AND SUBSIDIARIES
                        --------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

                                   (UNAUDITED)
                                   -----------

                                                                             Three Months Ended March 31,
                                                                             ----------------------------
                                                                                 1998            1997
                                                                             ------------    ------------
                                                                                              (RESTATED)
CASH FLOW FROM OPERATING ACTIVITIES:
     Net income (loss)                                                       $ (1,585,811)   $ 10,319,327
                                                                             ------------    ------------

     Adjustments to reconcile net income (loss) to net cash from operating activities:
         Depreciation and amortization                                             89,745          76,677
         Loss on disposal of fixed assets                                               -          27,676
         (Income) loss from equity affiliates                                     302,473         165,780
         Gain on sale of investments                                             (372,294)    (18,160,425)
         Deferred tax benefit                                                     (79,800)              -
         Minority interest in earnings (losses) of subsidiaries                  (328,028)              -

     Changes in operating assets and liabilities (net of acquisitions):
         (Increase) decrease in accounts receivable                              (229,244)         28,091
         (Increase) decrease in inventory                                         (54,507)         21,914
         (Increase) decrease in prepaid expenses and other                       (163,162)       (344,449)
         Increase (decrease) in accounts payable and accrued expenses            (796,538)       (310,893)
         Increase (decrease) in income taxes payable                           (1,820,598)      6,402,100
                                                                             ------------    ------------
                                                                               (3,451,953)    (12,093,529)
                                                                             ------------    ------------

CASH PROVIDED (USED) IN OPERATING ACTIVITIES                                   (5,037,764)     (1,774,202)
                                                                             ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                           (38,574)         (2,289)
     Investments in and advances to equity affiliates                            (599,375)       (299,444)
     Repayments from equity affiliates                                            235,828               -
     Purchase of marketable securities                                           (118,118)              -
     Acquisitions, net of cash acquired                                          (978,608)              -
     Proceeds from sale of investments                                            382,952      19,097,838
                                                                             ------------    ------------

CASH PROVIDED (USED) IN INVESTING ACTIVITIES                                   (1,115,895)     18,796,105
                                                                             ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings (payments) of debt                                               (380,354)        192,824
     Increase in restricted cash                                                  (13,509)              -
     Sale of common stock                                                         360,000               -
     Borrowings (payments) of debt to related parties                                   -          63,135
     Purchase of treasury stock                                                  (480,618)       (158,598)
                                                                             ------------    ------------

CASH PROVIDED (USED) IN FINANCING ACTIVITIES                                     (514,481)         97,361
                                                                             ------------    ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
     CASH EQUIVALENTS                                                             141,884               -
                                                                             ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (6,526,256)     17,119,264

CASH AND CASH EQUIVALENTS - beginning of period                                 9,931,906       1,895,276
                                                                             ------------    ------------

CASH AND CASH EQUIVALENTS - end of period                                    $  3,405,650    $ 19,014,540
                                                                             ============    ============



                 See notes to consolidated financial statements

                              Page 4 of 11 Pages

                        CVF CORPORATION AND SUBSIDIARIES
                        --------------------------------

                        STATEMENT OF COMPREHENSIVE INCOME
                        ---------------------------------

                                   (UNAUDITED)
                                   -----------





                                                                                        Three Months Ended March 31,
                                                                                       -----------------------------
                                                                                            1998            1997
                                                                                        ------------    ------------
Net income (loss)                                                                       $ (1,585,811)   $ 10,319,327
                                                                                        ------------    ------------


Other comprehensive income, net of tax:

     Foreign currency translation adjustments (net of $ nil tax effect)                     (104,813)       (277,252)

     Unrealized holding gains:
     Unrealized holding gains arising during period (net of taxes of $280,000 in 1998
          and $564,290 in 1997)                                                              298,200         846,441
     Reclassification adjustments for previously recognized unrealized holding gains
          (net of taxes of $129,000 in 1998 and $6,909,000 in 1997)                          (55,000)    (12,830,000)
                                                                                        ------------    ------------
     Net unrealized holding gains                                                            243,200     (11,983,559)
                                                                                        ------------    ------------

     Total other comprehensive income (loss)                                                 138,387     (12,260,811)
                                                                                        ------------    ------------

     Comprehensive income (loss) during period                                          $ (1,447,424)   $ (1,941,484)
                                                                                        ============    ============










                 See notes to consolidated financial statements


                              Page 5 of 11 Pages

                        CVF CORPORATION AND SUBSIDIARIES
                        --------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                        THREE MONTHS ENDED MARCH 31, 1998
                        ---------------------------------
                                   (UNAUDITED)
                                   -----------



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

3.       HOLDINGS
         --------

                  The following table gives certain summarized unaudited financial information related to the Company's equity basis holdings:


                                             Three Months Ended
                                                 March 31,
                                           ----------------------
                                              1998         1997
                                           ----------------------
Net sales                                  $ 330,116    $ 186,137

Gross profit on sales                         70,938       48,627

Income (loss) from continuing operations    (776,350)    (160,919)

Net income (loss)                           (776,350)    (160,919)








                              Page 6 of 11 Pages

4.       INTERIM FINANCIAL STATEMENT DISCLOSURES
         ---------------------------------------

                  Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying unaudited interim financial statements. Reference is made to the Company's audited financial statements for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission on April 30, 1998.

5.       RESTATEMENT
         -----------

                  The financial statements for the quarter ended March 31, 1997 have been restated to reflect the retroactive adoption of SFAS No. 128, "Earnings per Share" and for the effect of a change in accounting previously reported in the Company's Form 10-KSB/A for the year ended December 31, 1997.

6.       ADOPTION OF ACCOUNTING STANDARD
         -------------------------------

                  During the quarter ended March 31, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". Statement No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosures of certain financial information that historically has not been recognized in the calculation of net income. The Company has included a Statement of Comprehensive Income in the accompanying financial statements.


                              Page 7 of 11 Pages

Item 2.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

         Results of Operations.
         Three months ended March 31, 1998 compared to March 31, 1997.

         Sales for the first quarter of 1998 were up 147% or $385,898 to $647,753 as compared to sales of $261,855 in the same period in 1997. This increase relates to the inclusion of revenue totaling approximately $295,000 from two new subsidiaries, Dantec Electronics and Grand Island Marketing, as well as an increase in revenue from Solaria of approximately $135,000. CVF Corporation, on an unconsolidated basis, has no sales from operations. Sales and gross profit from sales reflect the operations of the Company's consolidated subsidiaries only. These subsidiaries include Biorem, Gemprint, Solaria, Dantec Electronics, Canadian Venture Founders Leasing, Eastview Marketing, Grand Island Marketing, and Grand Island Marketing Two. Entities that are not consolidated include Ecoval, Dantec Systems, Mindflight, Petrozyme, and TurboSonic.

         In the first three months of 1998 the Company recorded a net loss of $1,585,811 as compared to a net profit of $10,319,327 in the comparable period of 1997.

         The decline in net profit of $11,905,138 was mainly attributable to:

         (1) The decline in the gain on sale of investments of $17,788,131. During the first quarter of 1997, the majority of the Certicom shares were sold, creating a pre-tax gain of $18,160,425. In the first quarter of 1998, the remainder of the Certicom stock was sold, making up the majority of the $372,294 gain on sale of investments.

         (2) An operating loss of $2,613,146 for the first quarter 1998, compared to an operating loss of $653,438 in 1997. The majority of this change relates to an increase of $2,022,318 in selling, general, and administrative expenses. Of this amount, approximately $604,000 relates to start up costs in Grand Island Marketing, and $776,000 relates to advertising costs for an infomercial for Eastview Marketing. Both of these marketing companies are new entities created in the last quarter of fiscal 1997 and first quarter of 1998. In addition, Dantec Electronics' (a Subsidiary acquired in mid 1997) selling and administrative expenses were included in 1998, but were not a factor in 1997.

         Interest income increased $214,824 as compared to the same quarter in 1997, related to increases in both CVF Corporation and Canadian Venture Founders Leasing. This is due to higher levels of cash during the first quarter of 1998, compared to the prior period, due to dispositions of Certicom stock during 1997.

         The minority interest benefit of $328,028 recorded in the first quarter of 1998 relates to the 49% minority interest's share of the first quarter loss on the Elements Partnership, of which Grand Island Marketing holds 51%.

         The tax provision for the first quarter of 1997 was $7,294,890 versus a benefit of $79,800 in 1998. The high tax provision in 1997 related to the gain on the sale of Certicom stock. The benefit in 1998 is due to the elimination of the tax liability related to expenses incurred in Eastview Marketing in 1998.

         Liquidity and Capital Resources.

         At March 31, 1998 the Company recorded stockholders' equity of $10,024,713 as compared to $12,063,135 at December 31, 1997. This net decrease of $2,038,422 was primarily attributable to: (1) the Company expending $480,618 on the purchase of 102,000 shares of treasury stock;
         (2) the

                              Page 8 of 11 Pages
         net loss of $1,585,811 for the quarter ended March 31, 1998.

         (3) an increase of approximately $521,000 in paid in capital as additional shares were issued during the first quarter of 1998.

         The current ratio of the Company at March 31, 1998 improved to 2.8 to 1 as compared to 2.3 to 1 at December 31, 1997. This is the result of a decline in cash of $6,526,256 combined with declines in income taxes payable of $1,820,598 and accrued expenses of $1,096,660. The taxes payable at December 31, 1997 were paid off during the first quarter of 1998, and the accrued expenses were higher at December 31, 1997 as the balance included legal expenses and bonuses.

         The Company experienced a net decrease in cash and cash equivalents of $6,526,256 at March 31, 1998 compared to an increase in cash of $17,119,264 in the same period of 1997, which was related to the sale of Certicom shares in the first quarter of 1997. The decline in cash from December 31, 1997 to March 31, 1998 relates to: payment of bonuses of $500,000 accrued at year end, $1,500,000 invested in Grand Island Marketing, payment of tax liability of $1,820,598 at year end, and increased selling, general and administrative costs compared to the same period in 1997.






                             Page 9 of 11 Pages

                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings.
           ------------------

           None.


Item 2.    Changes in Securities and Use of Proceeds.
           ------------------------------------------

           On March 17, 1998, the Company issued 100,000 Common Shares to a Canadian investor, pursuant to a private placement in Canada. Moss, Lawson & Co. Limited acted as agent in connection with the private placement and received fees (including reimbursement of expenses) aggregating Cdn. $40,000. The transaction was exempt under Regulation S under the Securities Act.

           On March 4, 1998, the Company issued 40,179 Common Shares to shareholders of Ecoval Inc. as partial consideration for 120,000 common shares of Ecoval Inc. held by such shareholders and purchased by the Company. The transactions were exempt under Section 4(2) of the Securities Act.

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

           None.


Item 5.    Other Information.
           ------------------

           None.


Item 6.    Exhibits and Reports on Form 8-K.
           ---------------------------------

           (a)    Exhibits.

                  (3)(i) Articles of Incorporation (Incorporated by reference to the Company's Form 10SB dated May 29, 1997).

                  (3)(ii) Bylaws (Incorporated by reference to the Company's Form 10SB dated May 29, 1997).

                  (27)    Financial Data Schedule.



                               Page 10 of 11 Pages

                                   SIGNATURES


           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:   May 15, 1998


                                   CVF CORPORATION



                                   By:             /s/ Jeffrey Dreben
                                   -----------------------------------------
                                   Name: Jeffrey Dreben
                                   Title: Chairman of the Board, President
                                          and Chief Executive Officer


                                   By:             /s/ Robert Nally
                                   -----------------------------------------
                                   Name: Robert Nally
                                   Title: Secretary and Treasurer



                               Page 11 of 11 Pages