Form 10QSB/A
period 1998-03-31
CVF CORP
filed 1998-07-08
CIK 1032997

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------


                                FORM 10-QSB/A

                AMENDMENT TO FORM 10-QSB FILED PURSUANT TO THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998



                                 CVF CORPORATION
        (Exact name of small business issuer as specified in its charter)



                                Amendment No. 1

        The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Form 10-QSB for the quarter ended March 31, 1998 as set forth in the pages attached hereto:

        Part I, Item 1 - Financial Statements
        Part II, Item 6 - Exhibits and Reports on Form 8-K


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CVF Corporation

Date:  June 12, 1998                    By: /c/ Jeffrey Dreben
                                           -------------------------
                                        Name:  Jeffrey Dreben
                                        Title: Chairman of the Board
                                        President and Chief Executive
                                        Officer





                              Page 1 of 8 Pages

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
                                                                                      ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------

CURRENT LIABILITIES:
     Bank indebtedness                                                                $    135,240    $    824,577
     Trade payables                                                                        977,831         461,697
     Accrued expenses                                                                      807,080       1,903,740
     Dividends payable                                                                     237,301         217,700
     Income taxes payable                                                                        -       1,820,598
                                                                                      ------------    ------------
         TOTAL CURRENT LIABILITIES                                                       2,157,452       5,228,312
                                                                                      ------------    ------------

LONG TERM DEBT                                                                             868,680         559,697
DEFERRED INCOME TAXES                                                                      198,800         251,822
MINORITY INTEREST                                                                          356,162               -
PREFERRED STOCK OF SUBSIDIARIES                                                          1,193,000       1,193,000
REDEEMABLE SERIES A PREFERRED STOCK                                                        456,250         456,250

STOCKHOLDERS' EQUITY:
     Common stock, $0.001 par value, authorized 50,000,000 shares,
         6,132,528 issued (5,992,349; 1997) and 364,900 in treasury (262,900; 1997)          6,133           5,992
     Additional paid in capital                                                         14,178,666      13,657,950
     Treasury stock                                                                     (2,342,667)     (1,862,049)
     Other Comprehensive income - translation adjustment                                  (104,813)        374,959
     Other Comprehensive income - unrealized gain on available
         for sale securities                                                               298,200         305,818
     Retained earnings (accumulated deficit)                                            (2,010,806)       (419,535)
                                                                                      ------------    ------------
         TOTAL STOCKHOLDERS' EQUITY                                                     10,024,713      12,063,135
                                                                                      ------------    ------------

                                                                                      $ 15,255,057    $ 19,752,216
                                                                                      ============    ============



                 See notes to consolidated financial statements

                              Page 2 of 8 Pages

                        CVF CORPORATION AND SUBSIDIARIES
                        --------------------------------

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------

                                   (UNAUDITED)
                                   -----------


                                                  Three months ended March 31,
                                                  ----------------------------
                                                      1998            1997
                                                  ------------    ------------
                                                                    (RESTATED)
SALES                                             $    647,753    $    261,855

COST OF SALES                                          420,535          85,668
                                                  ------------    ------------

GROSS PROFIT                                           227,218         176,187
                                                  ------------    ------------

EXPENSES:
     Selling, general and administrative             2,840,364         818,046
     Research and development                                -          11,579
                                                  ------------    ------------
         TOTAL EXPENSES                              2,840,364         829,625
                                                  ------------    ------------

INCOME (LOSS) FROM OPERATIONS                       (2,613,146)       (653,438)
                                                  ------------    ------------

OTHER INCOME AND (EXPENSES):
     Interest income (expense), net                    290,935          76,111
     Other income (expense), net                       258,751         196,899
     Income (loss) from equity affiliates             (302,473)       (165,780)
     Gain (loss) on sale of investments                372,294      18,160,425
     Minority interest                                 328,028               -
                                                  ------------    ------------
         TOTAL OTHER INCOME AND (EXPENSES)             947,535      18,267,655
                                                  ------------    ------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES     (1,665,611)     17,614,217

     Provision (benefit) for income taxes              (79,800)      7,294,890
                                                  ------------    ------------

NET INCOME (LOSS)                                 $ (1,585,811)   $ 10,319,327
                                                  ============    ============

NET INCOME (LOSS) PER SHARE - BASIC               $      (0.28)   $       1.73
                                                  ============    ============
NET INCOME (LOSS) PER SHARE - DILUTED             $      (0.28)   $       1.60
                                                  ============    ============

WEIGHTED SHARES USED IN COMPUTATION - BASIC          5,748,539       5,974,716
                                                  ============    ============
WEIGHTED SHARES USED IN COMPUTATION - DILUTED        5,748,539       6,441,580
                                                  ============    ============






                See notes to consolidated financial statements.


                              Page 3 of 8 Pages

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

                              Page 4 of 8 Pages

                        CVF CORPORATION AND SUBSIDIARIES
                        --------------------------------

                        STATEMENT OF COMPREHENSIVE INCOME
                        ---------------------------------

                                   (UNAUDITED)
                                   -----------






                                                                                        Three Months Ended March 31,
                                                                                       -----------------------------
                                                                                            1998            1997
                                                                                        ------------    ------------
Net income (loss)                                                                       $ (1,585,811)   $ 10,319,327
                                                                                        ------------    ------------


Other comprehensive income, net of tax:

     Foreign currency translation adjustments (net of $ nil tax effect)                     (479,772)             --

     Unrealized holding gains:
     Unrealized holding gains arising during period (net of tax expense (benefit) of
           $191,549 in 1998 and $(88,100) in 1997)                                           298,200        (163,629)
     Reclassification adjustments for previously recognized unrealized holding gains
          (net of tax expense (benefit)  of $(164,671) in 1998 and $6,909,000 in 1997)      (305,818)    (12,830,000)
                                                                                        ------------    ------------
     Net unrealized holding gains                                                             (7,618)    (12,993,629)
                                                                                        ------------    ------------

     Total other comprehensive income (loss)                                                (487,390)    (12,993,629)
                                                                                        ------------    ------------

     Comprehensive income (loss) during period                                          $ (2,073,201)   $ (2,674,302)
                                                                                        ============    ============











                 See notes to consolidated financial statements


                              Page 5 of 8 Pages

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

3.       HOLDINGS
         --------

                  The following table gives certain summarized unaudited financial information related to the Company's equity basis holdings:


                                             Three Months Ended
                                                 March 31,
                                           ----------------------
                                              1998         1997
                                           ----------------------
Net sales                                  $ 330,116    $ 186,137

Gross profit on sales                         70,938       48,627

Income (loss) from continuing operations    (776,350)    (241,959)

Net income (loss)                           (776,350)    (241,959)








                              Page 6 of 8 Pages

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


                              Page 7 of 8 Pages

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



                              Page 8 of 8 Pages