Form 10QSB
period 1998-06-30
CVF CORP
filed 1998-08-17
CIK 1032997

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-QSB

                                QUARTERLY REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998



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

     As of August 13, 1998, there were 6,756,328 shares of common stock, $0.001 par value per share, of the issuer outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes     No X
                                                                     ---   ---

                         PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements.
           --------------------


                        CVF CORPORATION AND SUBSIDIARIES
                        --------------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                   (UNAUDITED)
                                   -----------

                                                                              June 30,
                                                                                1998
                                                                           -------------

                                     ASSETS
                                     ------

CURRENT ASSETS:
      Cash and cash equivalents                                            $  2,647,469
      Restricted cash                                                           670,532
      Marketable securities, at market                                          154,242
      Trade receivables                                                       1,569,324
      Inventory                                                                 647,585
      Prepaid expenses and other                                                469,644
      Income taxes receivable                                                 1,100,000
                                                                           ------------
           TOTAL CURRENT ASSETS                                               7,258,796

PROPERTY AND EQUIPMENT, net of accumulated depreciation                         351,463
HOLDINGS, carried at cost or equity                                           1,154,487
HOLDINGS AVAILABLE FOR SALE ,  at market                                      3,049,557
GOODWILL, net of accumulated amortization                                     5,086,132
                                                                           ------------

                                                                           $ 16,900,435
                                                                           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
      Bank indebtedness                                                    $    801,790
      Trade payables                                                          1,362,314
      Accrued expenses                                                        1,007,774
      Dividends payable                                                         209,865
                                                                           ------------
           TOTAL CURRENT LIABILITIES                                          3,381,743
                                                                           ------------

LONG TERM DEBT                                                                1,259,436
DEFERRED INCOME TAXES                                                           663,972
MINORITY INTEREST                                                               965,167
PREFERRED STOCK OF SUBSIDIARIES                                                 510,000
REDEEMABLE SERIES A PREFERRED STOCK                                             456,250

STOCKHOLDERS' EQUITY:
      Common stock, $0.001 par value, authorized 50,000,000 shares,
          6,132,528 issued and 370,900  in treasury                               6,133
      Additional paid in capital                                             14,178,666
      Treasury stock                                                         (2,418,211)
      Accumulated other comprehensive income (note 6)                           976,322
      Retained earnings (accumulated deficit)                                (3,079,043)
                                                                           ------------
           TOTAL STOCKHOLDERS' EQUITY                                         9,663,867
                                                                           ------------

                                                                           $ 16,900,435
                                                                           ============


                 See notes to consolidated financial statements

                        CVF CORPORATION AND SUBSIDIARIES
                        --------------------------------

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------

                                   (UNAUDITED)
                                   -----------


                                                          Three months ended June 30,                Six months ended June 30,
                                                       ---------------------------------         ---------------------------------
                                                           1998                1997                  1998                 1997
                                                       ------------         ------------         ------------         ------------
                                                                              (Restated)                               (Restated)

SALES                                                  $    856,611              293,386         $  1,504,364         $    555,241

COST OF SALES                                               452,800               52,282              873,335              137,950
                                                       ------------         ------------         ------------         ------------

GROSS PROFIT                                                403,811              241,104              631,029              417,291
                                                       ------------         ------------         ------------         ------------

EXPENSES:
      Selling, general and administrative                 1,861,431              751,124            4,701,795            1,569,170
      Research and development                                    0                  340                    0               11,919
                                                       ------------         ------------         ------------         ------------
           TOTAL EXPENSES                                 1,861,431              751,464            4,701,795            1,581,089
                                                       ------------         ------------         ------------         ------------

INCOME (LOSS) FROM OPERATIONS                            (1,457,620)            (510,360)          (4,070,766)          (1,163,798)
                                                       ------------         ------------         ------------         ------------

OTHER INCOME AND (EXPENSES):
      Interest income (expense), net                         98,042               91,152              388,977              167,263
      Other income (expense), net                          (150,952)             (62,061)             107,799              134,838
      Income (loss) from equity affiliates                 (501,236)             205,664             (803,709)              39,884
      Gain (loss) on sale of investments                     13,968              171,798              386,262           18,332,223
      Minority interest                                      30,296                    0              358,324                    0
                                                       ------------         ------------         ------------         ------------
           TOTAL OTHER INCOME AND (EXPENSES)               (509,882)             406,553              437,653           18,674,208
                                                       ------------         ------------         ------------         ------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES          (1,967,502)            (103,807)          (3,633,113)          17,510,410

      Provision (benefit) for income taxes                 (904,586)            (605,460)            (984,386)           6,689,430
                                                       ------------         ------------         ------------         ------------

NET INCOME (LOSS)                                      $ (1,062,916)        $    501,653         $ (2,648,727)        $ 10,820,980
                                                       ============         ============         ============         ============

NET INCOME (LOSS) PER SHARE - BASIC                    $      (0.19)        $       0.08         $      (0.46)        $       1.82
                                                       ============         ============         ============         ============
NET INCOME (LOSS) PER SHARE - DILUTED                  $      (0.19)        $       0.08         $      (0.46)        $       1.69
                                                       ============         ============         ============         ============

WEIGHTED SHARES USED IN COMPUTATION - BASIC               5,764,628            5,928,889            5,756,583            5,928,889
                                                       ============         ============         ============         ============
WEIGHTED SHARES USED IN COMPUTATION - DILUTED             5,764,628            6,395,753            5,756,583            6,395,753
                                                       ============         ============         ============         ============



                 See notes to consolidated financial statements.

                        CVF CORPORATION AND SUBSIDIARIES
                        --------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

                                   (UNAUDITED)
                                   -----------

                                                                                       Six Months Ended June 30,
                                                                                   ---------------------------------
                                                                                       1998                 1997
                                                                                   ------------         ------------
                                                                                                          (Restated)
CASH FLOW FROM OPERATING ACTIVITIES:
      Net income (loss)                                                            $ (2,648,727)        $ 10,820,980
                                                                                   ------------         ------------

      Adjustments to reconcile net income (loss) to net cash from operating activities:
           Depreciation and amortization                                                198,106              140,081
           (Income) loss from equity affiliates                                         803,709              (39,884)
           Gain on sale of investments                                                 (386,262)         (18,332,223)
           Deferred tax benefit                                                        (115,614)                   0
           Minority interest in earnings (losses) of subsidiaries                      (358,324)                   0

      Changes in operating assets and liabilities (net of acquisitions):
           (Increase) decrease in accounts receivable                                  (467,323)             174,554
           (Increase) decrease in inventory                                            (257,460)             (20,426)
           (Increase) decrease in prepaid expenses and other                           (142,748)            (328,677)
           (Increase) decrease in income taxes receivable                            (1,100,000)                   0
           Increase (decrease) in accounts payable and accrued expenses                 (33,756)            (254,663)
           Increase (decrease) in income taxes payable                               (1,820,598)           2,761,666
                                                                                   ------------         ------------
                                                                                     (3,680,270)         (15,899,572)
                                                                                   ------------         ------------

CASH PROVIDED (USED) IN OPERATING ACTIVITIES                                         (6,328,997)          (5,078,592)
                                                                                   ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                               (195,089)                   0
      Investments in and advances to equity affiliates                                 (599,375)            (724,189)
      Repayments from equity affiliates                                                  42,292              321,200
      Purchase of marketable securities                                                (118,118)                   0
      Proceeds from sale of investments                                                 382,952           19,097,838
                                                                                   ------------         ------------

CASH PROVIDED (USED) IN INVESTING ACTIVITIES                                           (487,338)          18,694,849
                                                                                   ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings (payments) of debt                                                           0               42,615
      Decrease in restricted cash                                                        11,829                    0
      Sale of common stock                                                              360,000                    0
      Borrowings (payments) of debt to related parties                                        0               63,135
      Purchase of treasury stock                                                       (556,162)          (1,133,580)
                                                                                   ------------         ------------

CASH PROVIDED (USED) IN FINANCING ACTIVITIES                                           (184,333)          (1,027,830)
                                                                                   ------------         ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
      CASH EQUIVALENTS                                                                 (283,769)                   0
                                                                                   ------------         ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (7,284,437)          12,588,427

CASH AND CASH EQUIVALENTS - beginning of period                                       9,931,906            1,895,276
                                                                                   ------------         ------------

CASH AND CASH EQUIVALENTS - end of period                                          $  2,647,469         $ 14,483,703
                                                                                   ============         ============



                 See notes to consolidated financial statements

                        CVF CORPORATION AND SUBSIDIARIES
                        --------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                         SIX MONTHS ENDED JUNE 30, 1998
                         ------------------------------
                                   (UNAUDITED)
                                   -----------



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

2.       INCOME (LOSS) PER SHARE
         -----------------------

                  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings
         (loss) per share reflects the per share amount that would have resulted if diluted potential common stock, as prescribed by SFAS 128.

3.       INVESTMENTS
         -----------

                  The following table gives certain summarized unaudited financial information related to the Company's equity basis holdings:


                                                          Six Months Ended
                                                               June 30,
                                               ----------------------------------------
                                                   1998                         1997
                                               ----------------------------------------
Net sales                                      $     786,824               $   876,183

Gross profit on sales                                 89,525                    28,208

Income (loss) from continuing operations
                                                  (1,635,501)                1,481,996

Net income (loss)                                 (1,635,501)                1,481,996

4.       INTERIM FINANCIAL STATEMENT DISCLOSURES
         ---------------------------------------

                  Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying unaudited interim financial statements. Reference is made to the Company's audited financial statements for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission on April 29, 1998.

5.       RESTATEMENT
         -----------

                  The financial statements for the quarter ended June 30, 1997 have been restated to reflect the retroactive adoption of SFAS No. 128, "Earnings per Share" and for the effect of a change in accounting previously reported in the Company's Form 10-KSB/A for the year ended December 31, 1997.

6.       COMPREHENSIVE INCOME
         --------------------

                  During the quarter ended March 31, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". Statement No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosures of certain financial information that historically has not been recognized in the calculation of net income. Other comprehensive income for the six months ended June 30, 1998 consisted of $685,040 of unrealized gains from available for sale securities and a $389,485 in loss on foreign currency translation totaling to $1,074,525. The amounts for the six months ended June 30, 1997 consisted of $846,441 of unrealized gains from available for sale securities and a $277,252 in loss on foreign currency translation, totaling to $1,123,693.

7.       AMALGAMATION OF DANTEC CORPORATION
         ----------------------------------

                  Dantec Corporation (Dantec) was created on June 30, 1998 on the amalgamation of Dantec Electronics Limited, a wholly-owned subsidiary, with Dantec Systems Corporation, a company in which CVF had a 41% interest. Dantec is an industrial automation company based in Waterloo, Ontario that uses proprietary advanced process-control algorithms to develop, manufacture and market a range of automated precision moisture-detection, measurement and manufacturing control systems. CVF Corporation owns, directly and indirectly, 4,845,000 common shares of Dantec, representing 54% of the total outstanding voting securities of Dantec.

8.       SUBSEQUENT EVENT
         ----------------

                  In July 1998, CVF Corporation issued 997,230 shares pursuant to a Canadian public offering at a gross price of U.S. $5 per share for net cash proceeds of U.S. $4,937,498.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
        ---------------------------------------------------------

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO JUNE 30, 1997:

Sales for the six months ended June 30, 1998 are up 171% or $949,123 to $1,504,364 as compared to sales of $555,241 for the same period in 1997. This increase can be attributed to the inclusion of $755,000 in sales, from two new subsidiaries, Dantec Electronics and Grand Island Marketing. Another subsidiary Solaria, had a substantial increase in sales of $206,000 over the prior period. Solaria's growth is due to their electronic controls coming out of the developmental stage and their successful marketing efforts. CVF Corporation, on a consolidated basis, has no sales from operations. Sales and gross profit from sales reflect the operations of the Company's consolidated subsidiaries only. These subsidiaries include Biorem, Gemprint, Solaria, Dantec Electronics, Canadian Venture Founders Leasing, Eastview Marketing, Grand Island Marketing and Grand Island Marketing Two. Entities that are not consolidated include, Ecoval, Dantec Systems, Mindflight, Petrozyme and TurboSonic. On June 30, 1998 Dantec Electronics and Dantec Systems amalgamated, the amalgamated entity will be included in consolidation in future periods.

Cost of sales increased by $735,000 or 533%. Dantec Electronics and Grand Island Marketing, the two new subsidiaries, are responsible for $391,000 of this increase. Solaria accounted for $286,000 of this increase due to the cost associated with higher sales volume.

In the first six months of 1998 the Company recorded a net loss of $2,648,727 as compared to a net profit of $10,820,980 in the comparable period of 1997. The decline in net profit of $13,469,707 was mainly attributed to the decline in the gain on sale of investments of $17,945,961. During the first six months of 1997, the majority of the Certicom shares were sold, creating a pre-tax gain of $18,332,223. In the first quarters of 1998, the remainder of the Certicom stock was sold, making up the majority of the $386,262 gain on sale of investments plus an operating loss of $4,070,766 for the six months ended June 30, 1998 compared to an operating loss of $1,163,798 in 1997. The majority of this change related to an increase of $3,132,625 in selling, general and administrative expenses. Of this amount, approximately $604,000 relates to start up costs in Grand Island Marketing, and $938,000 relates to advertising costs for an infomercial for Eastview Marketing. Dantec Electronics selling and administrative expenses included in 1998 were $347,000 but were not a factor in 1997 since Dantec Electronics was not acquired until mid 1997.

Interest income increased $221,714 as compared to the same period in 1997, related to increases in both CVF Corporation and Canadian Venture Founders Leasing. This is due to higher levels of cash during the first six months of 1998, compared to the prior period, due to dispositions of Certicom stock during 1997.

The minority interest benefit of $358,324 recorded in the first six months of 1998 relates to the 49% minority interest's share of the first six months loss on the Elements Partnership, of which Grand Island Marketing holds 51%.

The tax provision for the first six months of 1997 was $6,689,430 compared to a tax benefit of $984,386 in 1998. The high tax provision in 1997 is related to the gain in the sale of Certicom stock. The tax benefit is the result of being able to carry the current year loss back to 1997.

LIQUIDITY AND CAPITAL RESOURCES:

At June 30, 1998 stockholders equity was $9,663,867 as compared to $12,063,135 at December 31, 1997. This net decrease of $2,399,268 was primarily attributed to:

1) The company spending $556,162 on the purchase of 108,000 shares of treasure stock;

2) The decline of the Canadian dollar which caused the translation adjustment to decline by $680,285.

3)   The net loss of $2,648,727 for the six months ended June 30, 1998.

4) An increase of approximately $521,000 in paid in capital as additional shares were issued during the first quarter of 1998.

The current ratio of the Company at June 30, 1998 declined to 2.1 to 1 as compared to 2.3 to 1 at December 31, 1997. This is the result of a decline in cash of $7,344,975, combined with a decline in income taxes payable of $1,820,598. The taxes payable at December 31, 1997 were paid during the first quarter.

The Company experienced a net decrease in cash and cash equivalents of $7,284,437 at June 30, 1998 compared to an increase in cash of $12,588,427 in the same period of 1997, which was related to the sale of Certicom shares in 1997. The decline in cash from December 31, 1997 to June 30, 1998 relates to: payment of bonuses of $500,000 accrued at year end, $1,500,000 invested in Grand Island Marketing, payment of tax liability of $1,820,598 at year end, the use of $556,000 to purchase treasury shares during the current year, and increased selling, general and administrative costs compared to the same period.

On July 13, 1998 the company closed on the public offering filed, by Prospectus, on July 6, 1998 with Security regulators in all the provinces of Canada (except Quebec). 997,230 shares were sold in this offering with the Company receiving net proceeds from the underwriter, HSBC James Capel Canada Inc., of U.S. $4,937,498 (Cdn. $7,355,391). Approximately $715,000 of estimated costs of the offering are yet to be paid out of the proceeds. Of the remaining proceeds about half would be used to fund the growth of the CVF Companies in order to enable them to meet their respective business plans and, in particular, the expansion of the sale and marketing efforts of the CVF Companies. The other half will be used for the purpose of strategic mergers and acquisitions of businesses that are directly related to the existing CVF Companies.

                          PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.
           ------------------

           None.


Item 2.    Changes in Securities.
           ------------------------------------------

           On June 3, 1998 the Company issued 25,570 Common Shares of the Company to C.A. Misener Enterprises, Inc. in exchange for 720,000 class A shares in Gemprint. The transaction was exempt under Regulation under the Securities Act.

           On July 31, 1998 the Company completed its public offering filed on July 6, 1998 with security regulators in all of the provinces of Canada (except Quebec). 997,230 common shares were sold in this offering, with the Company receiving net proceeds from the underwriter, HSBC James Capel Canada Inc., of U.S. $4,937,498 (Cdn. $7,355,391). Approximately U.S. $715,000 (Cdn. $1,051,000)
of estimated issue costs are yet to be paid out of the proceeds. All of the payments, of issue costs, are direct payments, to others; none are to officers, directors, ten percent holders or affiliates of the issuer. About half of the proceeds would be used to fund the growth of CVF Companies in order to enable them to meet their respective business plans and the other half will be used for the purpose of strategic mergers and acquisitions of business that are directly related to the existing CVF Companies. The SEC file number on this prospectus is 333-51757. In addition to the 997,230 common shares sold for the Company, 25,570 common shares were sold for C.A. Misener Enterprises Inc. for US $137,321 (Cdn $204,560) and 100,000 common shares were sold for Murray Sinclair for US $537,040 (Cdn $800,000). These two transactions represent the complete sale of the secondary offering.

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


DATED:      August 14, 1998


                                       CVF CORPORATION



                                       By:         /s/ Jeffrey Dreben
                                           -------------------------------------
                                       Name:  Jeffrey Dreben
                                       Title: Chairman of the Board, President
                                              and Chief Executive Officer


                                       By:        /s/ Robert Nally
                                           -------------------------------------
                                       Name: Robert Nally
                                       Title: Secretary and Treasurer

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