Form 10QSB/A
period 1998-06-30
CVF CORP
filed 1998-09-24
CIK 1032997

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                 FORM 10-QSB/A

                AMENDMENT TO FORM 10-QSB/A FILED PURSUANT TO THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998



                                 CVF CORPORATION
        (Exact name of small business issuer as specified in its charter)


                                 Amendment No. 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Form 10-QSB for the quarter ended June 30, 1998 as set forth in the pages attached hereto:

     Part I. Item 1 - Financial Statements
     Part II. Item 2 - Changes in Securities

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           CVF Corporation

Date:  September 24, 1998                  By:  /c/ Jeffrey Dreben
                                               -------------------------------
                                           Name: Jeffrey Dreben
                                           Title: Chairman of the Board
                                           President and Chief Executive
                                           Officer


                              Page 1 of 9 Pages

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

                          PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.
           ------------------

           None.


Item 2.    Changes in Securities.
           ------------------------------------------

           On June 3, 1998 the Company issued 25,570 Common Shares of the Company to C.A. Misener Enterprises, Inc., a Canadian Corporation, in exchange for 720,000 class A shares in Gemprint. The transaction was exempt under Regulation S under the Securities Act of 1933.

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


DATED:  September 24, 1998

                                        CVF CORPORATION


                                        By:       /s/ Jeffrey Dreben
                                           ----------------------------------
                                        Name:  Jeffrey Dreben
                                        Title: Chairman of the Board, President
                                               and Chief Executive Officer



                                        By:       /s/ Robert Nally
                                           ----------------------------------
                                        Name:  Robert Nally
                                        Title: Secretary and Treasurer