Form 10QSB
period 1998-09-30
CVF CORP
filed 1998-11-16
CIK 1032997

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                              --------------------


                                   FORM 10-QSB

                                QUARTERLY REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998



                          CVF TECHNOLOGIES CORPORATION
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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No 2
                                                                       --    --
     As of November 13, 1998, there were 6,736,128 shares of common stock, $0.001 par value per share, of the issuer outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes   No  X
                                                                    --    --

                         PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements.


                  CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                 September 30,
                                                                     1998
                                                                ---------------

                                 ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                 $     5,975,055
      Restricted cash                                                   647,505
      Marketable securities, at market                                   94,766
      Trade receivables                                               2,445,891
      Inventory                                                         722,450
      Prepaid expenses and other                                        529,205
      Income taxes receivable                                           927,992
                                                                ----------------
           TOTAL CURRENT ASSETS                                      11,342,864

PROPERTY AND EQUIPMENT, net of accumulated depreciation                 430,170
HOLDINGS, carried at cost or equity                                   1,336,732
HOLDINGS AVAILABLE FOR SALE ,  at market                              1,772,680
GOODWILL, net of accumulated amortization                             4,265,315
                                                                ----------------

                                                                $    19,147,761
                                                                ================

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Bank indebtedness                                         $       721,152
      Trade payables                                                  2,091,982
      Accrued expenses                                                  869,575
      Dividends payable                                                 190,868
                                                                ----------------
           TOTAL CURRENT LIABILITIES                                  3,873,577
                                                                ----------------

LONG TERM DEBT                                                        1,025,254
DEFERRED INCOME TAXES                                                   173,416
MINORITY INTEREST                                                       226,675
PREFERRED STOCK OF SUBSIDIARIES                                       1,122,303
REDEEMABLE SERIES A PREFERRED STOCK                                     456,250

STOCKHOLDERS' EQUITY:
      Common stock, $0.001 par value,
          authorized 50,000,000 shares,
          7,155,328  issued and 400,300  in treasury                      7,155
      Additional paid in capital                                     18,794,612
      Treasury stock                                                 (2,599,240)
      Accumulated other comprehensive income                            (57,804)
      Retained earnings (accumulated deficit)                        (3,874,437)
                                                                ----------------
           TOTAL STOCKHOLDERS' EQUITY                                12,270,286
                                                                ----------------

                                                                $    19,147,761
                                                                ================


                 See notes to consolidated financial statements

                 CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS

                                  (UNAUDITED)

                                                  Three months ended September 30,  Nine months ended September 30,
                                                       1998              1997             1998           1997
                                                   ------------     ------------     ------------     ------------
                                                                      (Restated)                       (Restated)
SALES                                              $  2,510,404     $    240,609     $  4,014,768     $    795,850

COST OF SALES                                         1,487,456          115,616        2,360,791          253,566
                                                   ------------     ------------     ------------     ------------

GROSS PROFIT                                          1,022,948          124,993        1,653,977          542,284
                                                   ------------     ------------     ------------     ------------

EXPENSES:
      Selling, general and administrative             1,440,933        1,404,195        6,142,728        2,992,115
      Research and development                          264,683            3,107          264,683           15,026
                                                   ------------     ------------     ------------     ------------
           TOTAL EXPENSES                             1,705,616        1,407,302        6,407,411        3,007,141
                                                   ------------     ------------     ------------     ------------

INCOME (LOSS) FROM OPERATIONS                          (682,668)      (1,282,309)      (4,753,434)      (2,464,857)
                                                   ------------     ------------     ------------     ------------

OTHER INCOME AND (EXPENSES):
      Interest income (expense), net                    160,470          264,900          549,447          423,163
      Other income (expense), net                       322,416           15,473          430,215          150,311
      Income (loss) from equity affiliates             (584,585)        (402,995)      (1,388,294)        (363,111)
      Gain (loss) on investments                        (69,944)               0          316,318       18,332,223
      Minority interest                                  67,365                0          425,689                0
                                                  ------------     ------------      ------------     ------------
           TOTAL OTHER INCOME AND (EXPENSES)           (104,278)        (122,622)         333,375       18,542,586
                                                   ------------     ------------     ------------     ------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES        (786,946)      (1,404,931)      (4,420,059)      16,077,729

      Provision (benefit) for income taxes              (35,206)         452,806       (1,019,592)       7,142,236
                                                   ------------     ------------     ------------     ------------

NET INCOME (LOSS)                                  $   (751,740)    $ (1,857,737)    $ (3,400,467)    $  8,935,493
                                                   ============     ============     ============     ============

NET INCOME (LOSS) PER SHARE - BASIC                $      (0.11)    $      (0.31)    $      (0.57)    $       1.49
                                                   ============     ============     ============     ============
NET INCOME (LOSS) PER SHARE - DILUTED              $      (0.11)    $      (0.31)    $      (0.57)    $       1.38
                                                   ============     ============     ============     ============

WEIGHTED SHARES USED IN COMPUTATION - BASIC           6,598,287        5,960,349        6,040,234        5,981,682
                                                   ============     ============     ============     ============
WEIGHTED SHARES USED IN COMPUTATION - DILUTED         6,598,287        5,960,349        6,040,234        6,448,546
                                                   ============     ============     ============     ============



                 See notes to consolidated financial statements

                  CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                  ---------------------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

                                  (UNAUDITED)
                                  -----------

                                                                               Nine Months Ended September 30
                                                                               -----------------------------
                                                                                    1998              1997
                                                                               ------------     ------------
                                                                                                  (Restated)
CASH FLOW FROM OPERATING ACTIVITIES:
      Net income (loss)                                                          (3,400,467)    $  8,935,493
                                                                               ------------     ------------

      Adjustments to reconcile net income (loss) to net cash from operating activities:
           Depreciation and amortization                                            339,655          154,937
           (Income) loss from equity affiliates                                   1,388,294          363,111
           Gain on sale of investments                                             (316,318)     (18,332,223)
           Deferred tax benefit                                                     (78,406)               0
           Minority interest in earnings (losses) of subsidiaries                  (425,689)               0

      Changes in operating assets and liabilities (net of acquisitions):
           (Increase) decrease in accounts receivable                            (1,747,241)         433,777
           (Increase) decrease in inventory                                        (197,847)         (86,156)
           (Increase) decrease in prepaid expenses and other                       (170,943)          10,213
           (Increase) decrease in income taxes receivable                          (927,992)               0
           Increase (decrease) in accounts payable and accrued expenses             (58,199)         259,178
           Increase (decrease) in income taxes payable                           (1,820,598)       2,232,861
                                                                               ------------     ------------
                                                                                 (4,015,284)     (14,964,302)
                                                                               ------------     ------------

CASH PROVIDED (USED) IN OPERATING ACTIVITIES                                     (7,415,751)      (6,028,809)
                                                                               ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                           (232,855)      (1,361,450)
      Investments in and advances to equity affiliates                             (555,287)        (823,915)
      Repayments from equity affiliates                                             227,515          321,000
      Purchase of marketable securities                                            (467,390)               0
      Acquisitions, net of cash acquired                                           (978,608)
      Proceeds from sale of investments                                             329,797       19,097,838
                                                                               ------------     ------------

CASH PROVIDED (USED) IN INVESTING ACTIVITIES                                     (1,676,828)      17,233,473
                                                                               ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings (payments) of debt                                                 424,204          339,178
      Decrease in restricted cash                                                   (34,856)               0
      Sale of common stock                                                        5,137,825                0
      Borrowings (payments) of debt to related parties                            1,011,184          105,534
      Purchase of treasury stock                                                   (737,191)      (1,581,748)
                                                                               ------------     ------------

CASH PROVIDED (USED) IN FINANCING ACTIVITIES                                      5,801,166       (1,137,036)
                                                                               ------------     ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
      CASH EQUIVALENTS                                                             (665,438)               0
                                                                               ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (3,956,851)      10,067,628

CASH AND CASH EQUIVALENTS - beginning of period                                   9,931,906        1,895,276
                                                                               ------------     ------------

CASH AND CASH EQUIVALENTS - end of period                                      $  5,975,055     $ 11,962,904
                                                                               ============     ============


                 See notes to consolidated financial statements

                  CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                  ---------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                      ------------------------------------
                                   (UNAUDITED)



1.       BASIS OF PRESENTATION

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

3.       INVESTMENTS

                  The following table gives certain summarized unaudited financial information related to the Company's equity basis holdings:


                                                            Nine Months Ended
                                                              September 30,
                                                  -------------------------------------------
                                                         1998                      1997
                                                  -------------------------------------------
Net sales                                         $      1,018,184           $     1,332,750

Gross profit on sales                                       99,709                   371,333

Income (loss) from continuing operations
                                                       (2,341,506)               (2,508,488)

Net income (loss)                                      (2,341,506)               (2,508,488)

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

5.       RESTATEMENT
         -----------

                  The financial statements for the quarter ended September 30, 1997 have been restated to reflect the retroactive adoption of SFAS No. 128, "Earnings per Share" and for the effect of a correction previously reported in the Company's Form 10-KSB/A for the year ended December 31, 1997.

6.       ADOPTION OF ACCOUNTING STANDARD
         -------------------------------

                  During the quarter ended March 31, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". Statement No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosures of certain financial information that historically has not been recognized in the calculation of net income. Other comprehensive income for the nine months ended September 30, 1998 consisted of $50,951 of decline in unrealized gains from available for sale securities and a $639,898 in loss on foreign currency translation totaling to $690,849. The amounts for the nine months ended September 30, 1997 consisted of $12,626,632 decline in unrealized gains, which were converted to a realized gain on sale of Certicon stock, from available for sale securities and a $186 gain on foreign currency translation totaling to $12,626,446.

7.       AMALGAMATION OF DANTEC CORPORATION
         ----------------------------------

                  Dantec Corporation (Dantec) was created on June 30, 1998 on the amalgamation of Dantec Electronics Limited, a wholly-owned subsidiary, with Dantec Systems Corporation, a company in which CVF had a 41% interest. Dantec is an industrial automation company based in Waterloo, Ontario that uses proprietary advanced process-control algorithms to develop, manufacture and market a range of automated precision moisture-detection, measurement and manufacturing control systems. CVF Corporation owns, directly and indirectly, 4,845,000 common shares of Dantec, representing 53% of the total outstanding voting securities of Dantec.

8.       INITIAL PUBLIC OFFERING
         -----------------------

          In July 1998, CVF Technologies Corporation issued 927,230 shares pursuant to a Canadian public offering at a gross price of U.S. $5.40 per share for net cash proceeds of U.S. $4,937,498. Legal and accounting fees associated with this offering, further reduced the net cash proceeds to U.S. $4,615,946.

Item 2.    Management's Discussion and Analysis or Plan of Operation.
           ----------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO SEPTEMBER 30, 1997:

Sales for the nine months ended September 30, 1998 are $4,015,000 up 404% or $3,219,000 compared to sales of $796,000 in 1997. CVF Technologies Corporation, on a consolidated basis, has no sales from operations. Sales and gross profit from sales reflect the operations of the Company's consolidated subsidiaries only. These subsidiaries include Biorem, Gemprint, Solaria, Dantec Corporation, Canadian Venture Founders Leasing, Eastview Marketing, Grand Island Marketing (Elements) and Grand Island Marketing Two. Companies that are not consolidated include, Ecoval, RDM (formerly Mindflight), Petrozyme and TurboSonic. Solaria started full production on a joint venture with an original equipment manufacturer, Crown Equipment, Inc. This resulted in their sales increasing by $1,503,000 over the same period in 1997. Also making a substantial contribution to the growth in sales was Dantec Corporation (the amalgamated entity of Dantec Electronics and Dantec Systems, which took place on June 30, 1997) and Elements. These two companies had combined sales of $1,766,000 in 1998 with no comparable sales, on a consolidated basis, in 1997.

Cost of sales increased by $2,107,000 or 831%. Cost of sales increased at a greater rate than sales, mainly due to one of the subsidiary companies, in order to increase market share, reduced its profit share on one of its major contracts. Dantec Corporation and Elements accounted for $803,000 of the increase, with neither being consolidated in the period ended September 30, 1997.

In the first nine months of 1998 the Company recorded a net loss of $3,400,000 as compared to a net profit of $8,963,000 in the comparable period of 1997. The decline in net profit of $12,363,000 was mainly attributed to the decline in the one time gain on investments of $18,016,000. During the first nine months of 1997, the majority of the Certicom shares were sold, creating a pre-tax gain of $18,332,000. In the first quarter of 1998, the remainder of the Certicom stock was sold, making up the majority of the $316,000 gain on investments plus an operating loss of $4,753,000 for the nine months ended September 30, 1998 compared to an operating loss of $2,446,000 in the comparable period in 1997. Selling, general and administrative expenses increased by $3,169,000 accounting for this increase in operating expenses. Advertising costs for an infomercial for Eastview Marketing in the amount of $938,000 and start up costs of approximately $604,000 for Grand Island Marketing account for a portion of this increase. Grand Island Marketing also had $527,000 selling, general and administrative cost in the current year and were not in operation last year. Dantec Corporation is also contributing $715,000 to this increase with no corresponding cost in the prior year as a result of not being consolidated in 1997.

Interest income increased by $126,000 as compared to the same period in 1997, due to higher levels of cash in CVF Technologies Corporation and in Canadian Venture Founders Leasing during the first nine months of 1998, compared to the prior period. This cash was due to dispositions of Certicom stock during 1997 plus the public offering of stock, which closed on July 13, 1998.

The 49% minority interest in the Elements Partnership (Grand Island Marketing holds 51%) was charged for their 49% portion of the partnerships loss for the first nine months of 1998 creating the minority interest benefit of $426,000 recorded in the first nine months of 1998.

The tax provision for the first nine months of 1997 was $7,142,000 compared to a tax benefit of $1,020,000 in 1998. The high tax provision in 1997 is related to the gain on the sale of Certicom stock. The tax benefit is the result of being able to carry the current year loss back to prior years.

LIQUIDITY AND CAPITAL RESOURCES:

At September 30, 1998 stockholders equity was $12,270,000 as compared to $12,063,000 at December 31, 1997. This net increase of $207,000 was primarily attributed to:

1) The company spending $737,000 on the purchase of 145,400 shares of treasury stock;

2) The decline of the Canadian dollar which caused the translation adjustment to decline by $640,000.

3)   The net loss of $3,400,000 for the nine months ended September 30, 1998.

4) An increase of approximately $521,000 in paid in capital as additional shares were issued during the first quarter of 1998.

5) A net increase of $4,616,000 in paid in capital as a result of the public offering which closed on July 13, 1998.

The current ratio of the Company at September 30, 1998 increased to 2.9 to 1 as compared to 2.3 to 1 at December 31, 1997. This increase in the current ratio was possible, even with cash and cash equivalents declining by $3,957,000 from December 31, 1997, because a number of other current assets increased since December 31, 1997 and income taxes payable of $1,821,000 at December 31, 1997 were paid. Trade receivables increased by $1,888,000 from December 31, 1997 as a result of the increase in the sales volume in the current period. Also income taxes receivable of $928,000 were established in the current period as a result of the net loss.

The net decrease in cash and cash equivalents of $3,957,000 from December 31, 1997 to September 30, 1998 relates to: payment of bonuses of $500,000 accrued at year end, $1,500,000 invested in Grand Island Marketing, payment of tax liability of $1,821,000 at year end, the use of $737,000 to purchase treasury shares during the current year, and increased selling, general and administrative costs during the current year.

On July 13, 1998 the Company closed on the public offering filed, by Prospectus, on July 6, 1998 with Security regulators in all the provinces of Canada (except Quebec). 997,230 shares were sold in this offering with the Company receiving net proceeds from the underwriter, HSBC James Capel Canada Inc., of U.S. $4,937,498 (Cdn. $7,55,391). All costs of the underwriting have been paid with the Company netting $4,615,946. Half of these proceeds would be used to fund the growth of the CVF Companies in order to enable them to meet their respective business plans and, in particular, the expansion of the sales and marketing efforts of the CVF Companies. The other half will be used for the purpose of strategic mergers and acquisitions of businesses that are directly related to the existing CVF Companies

IMPACT OF YEAR 2000 COMPLIANCE:

The year 2000 problem, which is a pervasive issue throughout the industrial, financial and service sectors, arises because most computer software was originally created with a two-digit date code and would read "00," "01," etc. as meaning 1900, 1901, etc. not 2000, 2001, etc. The Company has completed the upgrade of its software and computer systems to make them Year 2000 (Y2K) compliant. The cost of this upgrade was approximately $20,000, including software and hardware. The Company's management has surveyed its subsidiary companies and, based upon their responses, does not expect any major Y2K malfunction in their internal systems.

Company management has concern about potential problems associated with the Y2K, especially from third party suppliers and providers of services over which the Company has no control. The Company and its subsidiaries will begin an extensive survey of its external third party suppliers in November 1998 and complete this initial survey by December 31, 1998. This survey will be sent to the financial institutions with which the Company does business, one of which has already given us assurance that it will be Y2K compliant by December 31, 1998. Until this external third party survey is complete, it will be difficult to assess the extent or total cost of Y2K compliance or to create and assess the cost of meaningful contingency plans.

                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings.
           -----------------

           None.


Item 2.    Changes in Securities and Use of Proceeds.
           -----------------------------------------

           On June 3, 1998 the Company issued 25,570 Common Shares of the Company to C.A. Misener Enterprises, Inc., a Canadian Corporation, in exchange for 720,000 class A shares in Gemprint. The transaction was exempt under Regulation S of the Securities Act of 1933.

On July 31, 1998 the Company completed its public offering filed on July 6, 1998 with security regulators in all of the provinces of Canada (except Quebec). 997,230 common shares were sold in this offering, with the Company receiving net proceeds from the underwriter, HSBC James Capel Canada Inc., of U.S $4,937,498 (Cdn. $7,355,391). There was an additional $321,552 of issue costs incurred in this offering, giving the Company net proceeds from the offering of $4,615,946. All of the payments, of issue costs, are direct payments, to others; none are to officers, directors, ten percent holders or affiliates of the issuer. About half of the proceeds would be used to fund the growth of CVF Companies in order to enable them to meet their respective business plans and the other half will be used for the purpose of strategic mergers and acquisitions of businesses that are directly related to the existing CVF Companies. The SEC file number on this prospectus is 333-51757. In addition to the 997,230 common shares sold for the Company, 25,570 common shares were sold for C.A. Misener Enterprises, Inc. for U.S. $137,321 (Cdn. $204,560) and 100,000 common shares were sold for Murray Sinclair for U.S. $537,040 (Cdn. $800,000). These two transactions represent the complete sale of the secondary offering.

Item 3.    Defaults Upon Senior Securities.
           --------------------------------

           None.


Item 4.    Submission of Matters to a Vote of Security Holders.


     On September 17, 1998, the Company held its Annual Meeting of Stockholders. At the Annual Meeting, the following four directors were elected to serve until the next Annual Meeting.

        Name             Vote For           Vote Withheld
        ----             --------           -------------

Jeffrey Dreben           4,490,049           11,000
Robert Nally             4,490,049           11,000
George Khouri            4,490,049           11,000
Robert Glazier           4,490,049           11,000

     In addition, a proposal to amend the Company's Articles of Incorporation to change the Company's name from CVF Corporation to CVF Technologies Corporation was approved.

     For      1,014,929
     ---
     Against        -0-
     -------
     Abstain        100
     -------

                                   SIGNATURES


           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:            November 13, 1998


                                    CVF CORPORATION



                                    By:   /s/ Jeffrey Dreben
                                       --------------------------------------
                                    Name: Jeffrey Dreben
                                    Title:   Chairman of the Board, President
                                             and Chief Executive Officer


                                    By:   /s/ Robert Seyler
                                       --------------------------------------
                                    Name: Robert Seyler
                                    Title:   Chief Financial Officer