Form 10KSB
period 1998-12-31
CVF CORP
filed 1999-04-01
CIK 1032997

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB
       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

                         COMMISSION FILE NUMBER 00-29266

                          CVF TECHNOLOGIES CORPORATION
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

                NEVADA                                  87-0429335
   -------------------------------          ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

          916 Center Street
          LEWISTON, NEW YORK                              14092
 ----------------------------------------   ------------------------------------
 (Address of principal executive offices)               (Zip Code)

                                 (716) 754-7883
                       ----------------------------------
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
Common Stock ($0.001 par value)        American Stock Exchange

Securities registered under Section 12(g) of the Act:   NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

State issuers revenues for most recent year: $7,357,996.

Aggregate market value of voting stock held by non-affiliates (based on the closing price on the American Stock Exchange) on March 24, 1999 was approximately $23,323,954. For purposes of determining this amount only, Registrant has defined affiliates as including (a) the executive officers named in Part III of this 10-K report, (b) all directors of Registrant, and (c) each shareholder that has informed Registrant by March 24, 1999 that it is the beneficial owner of 10% or more of the outstanding common stock of Registrant.

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of March 24, 1999:

                         Common Stock: 6,727,428 shares

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference in their Form 10-KSB:

      None

Transitional Small Business Disclosure Format: Yes |_| No |X|

PART IV

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

(a) History of CVF

CVF Technologies Corporation (the "CVF" or the "Company") was incorporated on January 10, 1986, under the laws of the State of Utah under the name of Sierra Growth Corporation. On December 30, 1993, CVF changed its name to Western Growth Corporation and its domicile to the State of Nevada in connection with a re-incorporation merger.

Canadian Venture Founders Limited Partnership ("CVFLP") was formed under the laws of Ontario, Canada in 1989, to engage in the business of developing and managing early stage and start-up companies engaged in the information and environmental technologies areas. In August 1989, CVFLP completed a private securities offering in which commitments for approximately$14,600,000 were received from a number of pension funds, insurance companies and corporate groups, which commitments were paid for between 1989 and 1995. Since 1989, CVFLP acquired ownership interests in each of the following privately held Canadian corporations: Biorem Technologies Inc., Canadian Venture Founders Leasing
Corp, Dantec Systems Corporation, Ecoval Inc., Omphalos Recovery Systems
Inc. (now known as GemprintTM Corporation), Solaria Research Enterprises Ltd., and Turbotak Technologies, Inc. (the "Corporations"). CVFLP worked to start, build and grow the Corporations.

On August 20, 1995, The Company entered into an asset purchase agreement (the "Asset Purchase Agreement") with CVFLP, under which CVF agreed to purchase all of the assets and assume all of the liabilities of CVFLP. Pursuant to the terms of the Asset Purchase Agreement, CVF issued to CVFLP 4,763,918 Common Shares, 25,000 shares of its Series "A" Preferred Stock (the "Preferred Shares") and warrants (the "Warrants") entitling CVFLP to purchase approximately 952,784 additional Common Shares. At a Special Stockholders' Meeting held September 12, 1995, CVF's stockholders approved proposals to: (i) approve the Asset Purchase Agreement and the issuance of the securities of CVF to CVFLP; (ii) change the name of CVF from Western Growth Corporation to CVF Corp.; (iii) effect a 1-for-2 reverse split of the Common Shares; and (iv) elect Jeffrey Dreben, Malcolm Gissing, Robert Nally and P. Anthony Bordes, Jr. as the directors of CVF. Following the consummation of the above transactions, L. Dee Hall resigned as a director of CVF.

During the period from September 1995 to the present, CVF has conducted the business formerly owned by CVFLP. In September 1998, CVF changed its name from CVF Corporation to CVF Technologies Corporation.

(b)   STRATEGY OF THE BUSINESS

CVF is primarily involved in the business of developing and managing early stage and start-up companies engaged in the information and environmental technologies areas. CVF's mandate is to acquire significant holdings in new and emerging companies primarily in the technology area. To assist in the management of such companies, to explore such e-commerce potential as they may have and through them to engage in the businesses engaged in by such companies.

CVF's plan is to generate revenue and profit through the consolidation of the revenues and profits from these companies and also through the sale of all or a portion of its holdings in these companies when CVF determines that its funds can be better deployed in other industries or companies. The Company's goal is to maximize the value of its holdings in these companies for it's shareholders, often through taking its companies public at the appropriate time as it has done with Certicom Corp. which became a public company in 1996.

These acquired companies generally require additional capital to meet their business plans beyond CVF's initial involvement, consequently, the Company actively assists in the obtaining of additional capital either from its own resources or via other participants.

The following is a list of the holdings (the "Corporations") of CVF showing the percentage ownership:

NAME OF                                 PERCENTAGE OWNERSHIP
CORPORATION                             OF VOTING SECURITIES
-----------                             --------------------
1.  Canadian Venture Founders
      Leasing Corp                             100%
2.  Eastview Marketing One LLC                 100%
3.  Grand Island Marketing Two LLC             100%
4.  Grand Island Marketing Inc                 100%
5.  Biorem Technologies Inc.                    69%
6.  GemprintTM Corporation                      67%
7.  Solaria Research Enterprises Ltd.           67%
8.  Petrozyme Technologies, Inc.                50%
9.  Dantec Systems Corporation                  54%
10. Ecoval Inc.                                 27%
11. TurboSonic, Inc.                            13%
12. RDM Corporation                             18%
13. Certicom                                     0%

The Corporations

With the exception of TurboSonic, RDM and Certicom, each of the above Corporations are non-public companies. The following paragraphs provide a brief description of each of the above Corporations. Each has its own business plan, history and financial statements. As well each has completed the development of products, established markets and distribution channels, has sold products and has put management teams in place or is currently working to improve its management teams.

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

Consolidated Entities:

Consolidated entities are those companies where The Company has greater than a 50% ownership of the voting stock. The total assets and liabilities of consolidated entities are included within the financial results and position of CVF for the year ended December 31, 1998 and the comparative balances for the previous two years are shown in the financial statements included in Part II
Item 7 of this 10-KSB document. The entities consolidated within the financial results of The Company are as follows:

1. Canadian Venture Founders Leasing Corp ("CVFLC").

CVFLC was founded in order to offer equipment leases to the Corporations as well as to offer short-term funding to the Corporations for such items as inventory and receivables. CVFLC is a wholly owned subsidiary of CVF and is managed by the management team of CVF. It is located in Oakville, Ontario Canada.

2. Eastview Marketing One LLC ("Eastview")

Eastview was incorporated in the state of New York on December 19, 1997 for the purpose of developing an infommercial to market in the United States natural fertilizers and environmentally safe organic herbicides manufactured by Ecoval Inc., an equity holding of CVF. The commercial was completed and tested in 1998 and may be re-used in selective markets in 1999.

3. Grand Island Marketing Two LLC ("Grand Island 2")

Grand Island Marketing Two LLC was incorporated on December 17, 1997 in the state of New York. Grand Island 2 was established to market and arrange environmental clean up contracts with real estate developers in the United States using the services of Biorem Technologies, Inc., and other soil remediation companies.

4. Grand Island Marketing Inc ("Grand Inc.")

The Company incorporated Grand Inc. in the State of Delaware on January 28, 1998. On January 29, 1998 Grand Inc. entered into an agreement with 21st Century Health Care (1996) Inc., a company incorporated in the province of Ontario, Canada, and an individual to form a partnership known as "Elements". Grand Inc. paid an initial contribution of $1,065,000 and has an economic interest of 51% and a Voting Partnership Interest of 69.25% in Elements. Elements was formed to carry on the business of operating retail stores offering natural health and food products and health services including naturopathic and homeopathic medicine and chiropractic services, as well as products manufactured by Ecoval. Elements during 1998 has opened two stores in Toronto, Ontario, as part of its eventual development of a franchise group of stores throughout the US and Canada. Elements is in the process of developing an e-commerce website to sell its products and services over the internet. In the event that the Partnership does not meet its Business Plan within the two (2) years of opening its first store, then seventeen per cent (17%) of 21st Century's Partnership Interest, shall immediately be transferred to CVF for one dollar ($1.00) paid by CVF.

5. Biorem Technologies, Inc. ("Biorem")

Biorem is an industrial biotech company that is engaged in the business of applying bioconversion and biotransformation technology to a variety of industrial applications such as the treatment or clean-up of organic toxic chemicals in soil or groundwater, the treatment of industrial waste streams for liquids or air (biofilters) and for use in the food processing, agriculture and pharmaceutical manufacturing industries. Biorem has certain proprietary industrial fermentation techniques which enable it to produce new biological materials for use in bioremediation. Biorem provides on-site turn key remediation capability. Biorem has developed technology for economical and effective cleaning of contaminated soils and organic air streams.

Biorem is still considered to be an early developing company and as such has incurred operating losses over the last four years. With the establishment of Grand Island 2 (above), Biorem hopes, although there can be no assurance, to increase sales and net income through the marketing of its services.

6. GemprintTM Corporation ("GemprintTM")

GemprintTM Corporation, is in the business of providing products and services to the consumer and wholesale jewlery markets to enable diamonds and other precious gems to be uniquely identified non-invasively (fingerprinted) using a patented low power laser imaging system. The results are stored in a data base for later verification and recovery of lost or stolen gems. GemprintTM currently sells its RSi 2000 laser GemprintTM machine to jewelers for $15,000. Currently, each consumer who gets his or her gem "Gemprinted"TM by the jeweler's RSi 2000 machine pays the jeweler $35 of which $15 goes to GemprintTM pursuant to licensing agreements. GemprintTM owns and operates the GemprintTM data base. Law enforcement agencies and many insurance companies support the GemprintTM system (approximately 25 insurance companies offer a 10% discount on diamond insurance policies if a gem is GemprintedTM).

Currently 120 jewelers own GemprintTM machines throughout North America and actively use the system. An agreement with Stuller Settings Inc. was ratified and Stullers GemprintTMs diamonds for supply to the retail trade. All its diamond stock will be GemprintTMed before it is sold to several thousand jewelry store clients throughout the United States. Letters of intent have been signed with some North Anerican regional jewelry chains to offer its GemprintTMing services.

GemprintTM has recently developed a next generation machine with built-in appraisal software. The additional expense of developing and marketing this machine is expected to result in operating losses at least until the end of the current fiscal year.

GemprintTM has signed an agreement with HRD Canada Inc, a subsidiary of the High Diamond Council of Belgium, stating that HRD Canada will distribute GemprintTM ISI equipment throughout North America. This agreement was signed in December 1998 with an effective date of January 1, 1999. This agreement will position GemprintTM firmly in the diamond industry, working with major actors in the global diamond industries.

GemprintTM has an agreement in place with Sirius Diamonds Ltd. stating that all diamonds that it purchases through Canadian sources in the Northwest Territories will be GemprintedTM. GemprintTM has the enabling technology that will allow an Internet based trading system for diamonds, this business opportunity is currently being explored.

7. Solaria Research Enterprises Ltd. ("Solaria")

Solaria is in the business of developing, manufacturing and marketing a family of low cost, high efficiency programmable electronic motor speed control products for industrial electric vehicles such as material handling equipment (fork lift trucks, etc.). Solaria supplies both original equipment manufacturers ("OEM") and the after-market with products. A North American distribution network of 28 distributors having 113 branches has been set up over the past three years. Solaria is now marketing the latest version of its product. Solaria has entered into a strategic OEM joint venture with a North American manufacturer of fork lift trucks to develop and manufacture a range of electronic controllers for their direct current (DC) engines. During 1998 Solaria, under this OEM joint venture, began full production of these electronic controls.

During 1998 development continued on new controllers and new OEM joint ventures are being negotiated with other manufacturers.

8. Dantec Corporation ("Dantec")

On June 30, 1998 Dantec Systems Corporation, and 1246680 Ontario Limited and Dantec Electronics Limited amalgamated to form a new corporation called Dantec Corporation.

Dantec, an industrial automation company, using unique process control algorithms developed at the University of Waterloo, Ontario is in the business of developing, manufacturing and marketing a range of advanced automated process control systems for the food processing, wood processing, pharmaceutical, polymer and various other material processing markets and industries. Its strategy now includes the provision of turnkey, fully automated process controls which may include outsourcing of certain components of the systems being sold. Dantec Corporation has sold its systems to various North American corporations in the above mentioned industries.

Equity Investees:

Equity investees are those companies in which The Company has less than or equal to 50% ownership but more than or equal to 20% ownership. Only the net incomes or losses of CVF's equity investments are included in the financial statements of CVF in proportion to the percentage holdings of these entities.

These equity investees and their businesses are described below:

9. Petrozyme Technologies, Inc. ("Petrozyme")

Petrozyme is a Waterloo, Ontario, private company in the business of developing and marketing process industrial bio-reactors for the degradation and recovery of petroleum and other industrial waste products. Petrozyme is an early stage developing company and has not yet generated significant revenue streams. However, Petrozyme's bio-reactors are now operational in Venezuela and successful pilot tests have been completed in Mexico (PMEX) and Canada (Shell) with additional pilot tests targeted for the U.S. and Middle East.

10. Ecoval Inc. ("Ecoval")

Ecoval Inc. Ecoval is a Montreal, Quebec-based company formed to manufacture and market a range of 100% natural fertilizers, environmentally friendly organic herbicides and tree recovery systems. Ecoval has received U.S. patents for its herbicide and its 4-4-8 tree recovery fertilizer. Research results show the herbicide to be non-toxic and bio-degradable and more effective than chemical products. Ecoval's herbicide is currently going through the registration and approval process with Agriculture Canada, and has received approval from the Environmental Protection Agency in the U.S. Ecoval launched its herbicide product in the United States in 1997. CVF also has proprietary binder technology to enable the granulation of gypsum, limestone and feathermeal and other 100% natural ingredients. CVF has shipped its product to customers in New England as well as Florida, California and Texas and throughout Canada. The brand name for its products in the US is Nature's Glory. A number of retail stores and municipalities in Ontario have purchased and re-ordered the product, along with many professional lawn care and landscaping contractors. Additional sales have been made to golf courses in Canada and the United States.

A plant with 25,000 ton per year capability was constructed in Montreal in order to meet the demand for its product. Ecoval receives an average price of approximately $600 per ton for its products.

Ecoval is now developing an e-commerce website to sell not only its own proprietary products, but a full range of garden supply products. The home gardening market is currently $27 billion per year in the United States.

Eastview (above) has produced an infomercial that was televised in the spring of 1998 through the United States which promoted the "Nature's Glory" natural products of Ecoval. In addition, Elements is providing retail exposure to products manufactured by Ecoval. Through these and other promotions, Ecoval hopes to increase its sales and net income during 1999 and future years.

Holdings at less than 20% ownership

The direct financial results of those companies in which The Company has less than 20% ownership are not included in the consolidated financial results of the Company. Those of the following companies which are publicly traded are recorded at market value. CVF provides management expertise and/or financing for some of these entities. It is the intention of CVF to hold their positions in these companies until it is deemed that their investment can be better utilized in other current or new holdings. These companies are as follows:

11. TurboSonic, Inc. ("TurboSonic")

The Company's holdings in TurboSonic began with Turbotak Technologies, Inc. which was a spin-off from the University of Waterloo and is engaged in the business of researching, developing and marketing a range of air pollution control products and systems for a variety of industries worldwide. It has developed a volatile organic compound ("VOC") removal and recovery technology for the printing, automobile, wood, bakery and numerous other industries which produce VOC's. This technology is cost effective in that the solvents are recovered for resale or reuse. TurboSonic sells its products in the pulp and paper industry and also in a variety of other markets. TurboSonic has jointly developed and is marketing with Dow Chemicals a proprietary SO2 recovery system for smokestack Industries to produce commercial grade sulfuric acid.

The Company acquired an additional 3,000 shares of TurboSonic in 1998. At March 24, 1999 the market value of each share of TurboSonic was approximately $0.41 U.S. such that the value of shares owned by CVF was $548,571 U.S..

12. RDM Corporation ("RDM") (formerly Mindflight Corporation)

RDM changed its name from Mindflight Corporation in 1998. RDM a Waterloo, Ontario public company is in the business of developing and supplying technologies for both paper and electronic based payment systems. CVF's CND $1,000,000 [U.S. $700,000] investment in RDM represents a private placement purchase of 1,428,572 special warrants allowing the Company to receive one common share per warrant of RDM at no additional cost. These warrants were converted June 5, 1998 for an equal number of common shares of RDM. On Oct. 13, 1998 CVF acquired an additional 270,000 common shares in a private placement, with a share purchase warrant certificate authorizing an additional 270,000 common shares of RDM to be purchased. The Company purchased an additional 69,500 common shares on the open market during 1998. At March 24, 1999, the market value of shares of RDM listed on the Vancouver Stock Exchange was CND. $0.99 [US per share $.65]. Robert B. Nally a director of CVF holds approximately 20% of the common shares of RDM.

RDM has developed and is now marketing the e-check software which is being used in field trials with the U.S. government, Bank Boston and Bank America. E-check has potential for enabling e-commerce electronic payment.

13. Certicom Corp. ("Certicom")

Certicom is a Toronto, Ontario public company in the business of digital information security products. In January and February of 1998 CVF disposed its remaining common shares of Certicom for net proceeds of about $537,418 CND (U.S. $351,203) During March of 1999 the remaining 29,881 non-marketable preferred shares of Certicom held by CVF, are scheduled to be redeemed for approximately $217,058 USD.

Number of employees

As Of March 12, 1999, CVF and its consolidated entities have a total of 77 full-time employees.

ITEM 2      DESCRIPTION OF PROPERTY

On February 3, 1998 CVF entered into a 2 year lease for its principal executive offices at 916 Center Street, Lewiston, New York 14092. Lease payments are $25,200 annually and CVF has an option to purchase the building for $210,000.

ITEM 3      LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings, and, to the best of its knowledge, no such action by or against CVF has been threatened.

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1998.

                                     PART II

ITEM 5      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

(a) Market Information

Until January 28, 1998 the Common Shares were traded in the over-the-counter market and quoted on the NASD OTC Bulletin Board, a regulated quotation service that captures and displays real-time quotes and indications of interest in securities not listed on The Nasdaq Stock Market or any U.S. exchange. On January 29, 1998 shares of CVF began trading on the American Stock Exchange. For the period prior to January 29, 1998, the following table sets forth the high and low bid price quotations for the Common Shares in the over-the-counter market as provided by the National Quotation Bureau, Inc. during the periods indicated. The quotations reflect inter-dealer prices, without retail markup mark-down on commission and may not represent actual transactions. All prices are shown in U.S. dollars. For the period following January 29, 1998, the following table sets forth the high and low sales prices per Common Share on the American Stock Exchange.

                                                        LOW           HIGH
                                                   -------------  -------------
             1997 -  1st Quarter                     6.50           7.25
                  -  2nd Quarter                     6.875          7.25
                  -  3rd Quarter                     5.625          7.125
                  -  4th Quarter                     4.1875         6.25

             1998 -  1st Quarter                     2.50           7.25
                  -  2nd Quarter                     5.375          6.25
                  -  3rd Quarter                     2.625          5.625
                  -  4th Quarter                     2.625          8.125

             1999 -  1st Quarter                     2.875          4.125

As of March 24, 1999, there were 6,727,428 outstanding shares of Common Stock, held by holders of record.

(b)   Holders of Record

At March 24, 1999 there were approximately 307 holders of record for the outstanding common shares.

(c)   Dividends

The Company has never paid a dividend on the Common Shares. The payment of any future dividends will be at the sole discretion of CVF's Board of Directors. CVF intends to retain earnings to finance the expansion of its business and does not anticipate paying dividends on the Common Shares in the foreseeable future.

(d)   Recent Sales of Unregistered Securities

The following is a summary of all securities, as of March 25, 1999, of CVF sold since January 1, 1998 which were not registered under the Securities Act of 1933, as amended (the "Act"). All of the sales listed below were exempt from registration under the Act in that they did not involve a public offering within the meaning of section 4(2) of the Act and Regulation D, promulgated thereunder. All such sales were to persons CVF reasonably believed to be "accredited investors".

NAME                                  DATE               AMOUNT OF SECURITIES
----------------------------    ---------------        ------------------------
Banyan Investment               March 4, 1998                    8,036
 Company
Noland H. Schneider             March 4, 1998                   32,143
 Family Living Trust
Murray Sinclair                 March 17, 1998                 100,000
C.A. Misener Enterprises Inc    June 3, 1998                    25,570

Each of the above securities represent common shares of CVF.

The securities sold to Banyon Investment Company and Noland H. Schnieder Family Living Trust were partial consideration for common shares of Ecoval Inc. purchased by CVF

The unregistered securities sold to Murray Sinclair were for cash proceeds of $400,000. Net proceeds to CVF after commissions were $360,000

Securities issued to C.A. Misener Enterprises Inc. were exchanged for 720,000 Class A shares of GemprintTM held by Misener.

(e)   Purchase of Treasury Stock

In October 1996, The Company instituted a stock repurchase program pursuant to which it commenced the repurchase in the marketplace or otherwise, in accordance with all applicable securities laws, up to 300,000 Common Shares. In the fall of 1997 CVF announced plans to purchase up to an additional 100,000 shares. On September 16, 1998 the Board of Directors approved the repurchase of up to an additional 100,000 Common Shares bringing the total number of Common Shares under the repurchase program to 500,000.

During 1997, and 1998, The Company repurchased 252,900 Common Shares and 162,500 Common Shares respectively. The total amount of shares repurchased to December 31, 1998 was 425,400 Common Shares. After December 31, 1998, CVF repurchased an additional 2,500 Common Shares.

ITEM 6      MANAGEMENT DISCUSSION AND ANALYSIS

Special Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on 10-KSB, under the captions "The Corporations," "Financial Considerations" and elsewhere, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve unknown and uncertain risks, uncertainties and other factors which may cause the actual results, performance or achievements of CVF, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. See "Financial Considerations". Given these uncertainties, prospective investors are cautioned not to place undo reliance on such forward-looking statements.

Plan of Operation

Over the next year The Company plans to focus its efforts on developing the E-Commerce parts of its business. For example, this means the developing of E-Commerce Web Sites for Elements to sell and distribute natural nutritional and herbal products (a $12 billion per year annual market). Ecoval plans to sell and distribute home gardening supplies (a $27 billion annual market). GemprintTM is working towards establishing an Internet based diamond trading system. Also, RDM is commercializing its Internet based paperless check payment system. This means that four of the nine CVF companies will be focusing on e-commerce based activities.

Dantec will continue to focus on entering new markets and further developing its strategy of providing a turnkey approach to industrial automation solutions in such markets. It also plans to pursue the possibility of further growth through acquisitions.

Solaria Research Enterprises Ltd. is focusing on entering new OEM markets in the category of electric vehicles such as scissor lift and airport conveyance vehicles. It also working on developing its next generation of controller.

Biorem continues to focus on its core bioremidation business but it is also aggressively developing its biofilter activities.

Petrozyme will continue to focus on the remediation and recovery of waste material from oil and other industrial plants.

Eastview Marketing has produced an info-mercial to promote the products of Ecoval Technologies Inc. on television throughout the United States.

Grand Island 2 is seeking to form relationships with land developers to provide remediation of contaminated soils on property owed by these developers, and share in the profit from their future sale. Grand Island will enlist the services of Biorem to aid in the clean up of these properties.

Grand Inc. has entered into a partnership agreement on January 29, 1998 with 21st Century Health Care (1996) Inc. and an individual to carry on the business of operating retail stores offering natural health food products and health services including naturopathic medicine and chiropractic services. In addition these stores are obligated to provide shelf space for natural horticulture products produced by Ecoval Technologies Inc.

GemprintTM has signed an agreement to provide its GemprintTM services to Stuller Settings Inc., a Louisiana based wholesaler of diamonds and other gemstones. Stuller GemprintsTM diamonds for supply to the retail trade. GemprintTM has also signed an agreement with the HRD Group of Belgium (The High Diamond Council of Belgium)stating that the HRD Group will distribute GemprintTM ISI equipment throughout North America and Europe. This agreement was signed in December 1998 with an effective date of January 1, 1999. GemprintTM is also exploring the possibility of setting up an internet based diamond trading business. With this and other marketing efforts the financial results of GemprintTM are expected to improve in the next 12 months.

CVF will continue to provide equity and debt financing to its group of companies as it assesses their needs. This will be accomplished through CVF either preparing additional private placements or public offering for itself or in assisting its group of companies to prepare private placements or public offering for themselves as and when appropriate.

For those shares it holds in its public companies, TurboSonic Inc. and RDM Corporation, CVF will continue to monitor their market value with the view to gaining from their future sale.

Individual companies are expected to continue approximately the same level of research and development they have performed in the past two years. There are no expectations for significant increases in plant or equipment or in the number of employees for these companies over the next 12 months.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Consolidated Results 1998 and 1997

Sales for the current fiscal year increased by $5,672,597 or 337% to $7,357,996 from $1,685,399 in 1997. CVF Technologies Corporation, on a stand-alone basis, has no sales from operations. Sales and gross profit from sales reflect the operations of CVF's consolidated subsidiaries only. These subsidiaries include Canadian Venture Founders Leasing, Biorem, Dantec Corporation, Solaria, Eastview Marketing, GemprintTM, Grand Island Marketing (Elements), Solaria and Grand Island Marketing Two. Companies that are not consolidated include, Ecoval, Petrozyme, RDM (formerly Mindflight), and TurboSonic.

Solaria started full production on a joint venture with a major original equipment manufacturer. This resulted in their sales increasing by $3,679,183 over 1997, with the majority of this increase coming in the last two fiscal quarters of 1998. This growth should continue into 1999 since this joint venture will be active for the entire year plus Solaria is pursuing joint ventures with other original equipment manufacturers. Also making a substantial contribution to the growth in sales was Dantec Corporation (the amalgamated entity of Dantec Electronics and Dantec Systems, which took place on June 30, 1997) and Elements, which commenced business in 1998. These two companies had combined sales of $2,759,941 in 1998 with comparable sales in 1997 being only $513,711.

Gross margin on a consolidated basis increased by $1,711,224 or 288%, to $2,304,802 from $593,578, one year earlier. As with the sales the main contributors to this increase are Solaria, Dantec Corporation and Elements. The gross margin as a percent of sales declined from 35% in 1997 to 31% in 1998 mainly due to the fact that one of the subsidiary companies reduced its profit percentage on a major contract, in order to increase market share. That subsidiary plans to increase its margins on future contracts.

Selling, general and administrative expenses on a consolidated basis increased by $2,394,646 or 45% in fiscal 1998, as compared to fiscal 1997. Advertising costs for an infomercial for Eastview Marketing in the amount of $922,336 plus Dantec and Elements contributed $1,773,380 to the increase in selling, general and administrative cost. Also one of the companies, due to its increase in volume, experienced an increase of $366,577 in its cost. The increase in the selling, general and administrative expenses of the subsidiaries was partially offset by a decrease in officer's bonuses from 1997 to 1998.

Research and development expenses increased by $19,442 to a total of $441,658, or 4.6% increase from 1997. In 1998 the majority of R&D cost were expended in Solaria in order to develop new electric controllers to expand its market share.

Net Interest income decreased by $298,410 or 66% for the year ended December 31, 1998 from $448,684 in 1997 to $150,274 for 1998. This decrease is the result of the cash received in 1997 by CVF from the sale of the shares in Certicom being used in 1998 to continue the support of The Company's entities and further investments.

Losses from equity holdings, entities in which CVF has a 50% or less ownership, of CVF rose from $145,165 in 1997 to $1,152,190 in 1998. These losses are caused by both activities of these holdings and equity transactions between the equity holding and third parties, which can provide gains, or losses depending upon the overall net book value of these entities. The 1997 loss was offset by a 3rd party dilution gain of 1,754,122. No similar gain occurred in 1998.

The combined sales of the following equity entities Ecoval, Petrozyme and Dantec Systems (for the six months prior to the Dantec amalgamation on June 30, 1998) was $1,114,138 for the year ended December 31, 1998 compared to $1,560,122 for 1997. The combined net loses of these companies was $3,016,717 for 1998 with The Company's share of these loses being approximately $953,000. The comparable proportion of loses which CVF included for 1997 was approximately $1,900,000.

Gain on sale of holdings decreased from $19,758,954 in 1997 to $579,775 in 1998. In 1997 The Company sold most of its holdings in Certicom Corp. with the gain in 1998 being the remainder of the Certicom shares and a gain on the selling of a portion of one of The Company's holdings.

Taxes decreased from a $5,919,665 expense in 1997 to a tax benefit of $1,095,003 in 1998. The gain on the sale of the Certicom Corp. shares in 1997 created the large tax expense and also generated the taxable income to carry the 1998 loss back to, enabling the establishment of the tax benefit.

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

Selling, general and administrative expenses have increased from $3,342,739 in 1996 to $5,367,541 in 1997 or a $2,024,802 increase. The increase from 1996 to
1997 is mainly due to increases in bonuses paid by CVF. This was related to a series of transactions in which CVF purchased approximately 600,000 of its shares from a company owned by officers of the Company and subsequently issued options to these officers to repurchase these shares. The exercise of these options triggered personal tax consequences which were reimbursed by CVF through the issuance of these bonuses. These selling, general and administration expenses are expected to remain stable or decline over the next year due to the one time nature of the 1997 bonuses.

Research and development expenses increased by $164,303 in 1997 to a total of $422,216 or a 64% increase from 1996. This was due to an increase in R&D expenses in GemprintTM as it updated its technology.

Interest income increased from a loss of 47,700 in 1996 to $448,684 in 1997. This is because of the significant amounts of cash The Company received from the sales of the shares in Certicom during late 1996 and throughout 1997. As this cash is used in the continuing support of the Companies entities and further investments the related interest income is expected to decline.

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

The combined sales of the following equity entities Ecoval, Petrozyme and Dantec Systems was $1,560,122 for the year ended December 31, 1997 compared to $1,396,027 in 1996. The combined net losses of these companies was $7,152,634 for 1997 with CVF's share of these losses being approximately $1,900,000. Comparable proportion of losses which CVF included for 1996 prior was $840,929. The increase in equity entity losses was primarily due to increased costs of supplies of raw materials in one of these companies.

Over the last two years The Company has benefited from the ownership of common shares of Certicom Corp. which it managed and supported in accordance with the nature of The Company's business. In 1996 Certicom became a public company and the value of its publicly traded shares increased such that The Company was able to sell its holdings for gains of $3,204,185 in 1996 and $19,758,954 in 1997.

LIQUIDITY AND CAPITAL RESOURCES:

At December 31, 1998 stockholders equity was $10,539,132 as compared to $12,063,155 at December 31, 1997. This decline of $1,524,023 was attributed to the net loss of $4,660,705 in 1998, the purchase of 162,500 treasury shares of The Company for $800,145 and the decline of the Canadian dollar which caused the currency translation adjustment to decline by $1,021,341. These declines were offset by additional capital of $5,294,411 being raised through a public offering which closed on July 13, 1998, a private placement of stock, plus shares being issued in acquisitions.

The current ratio of The Company at December 31, 1998 remains strong at 2.3 to 1 the same as it was at December 31, 1997. This current ratio was maintained even with the decline of cash and cash equivalents of $5,635,000 from December 31, 1997 to 1998.

As it did in 1998, CVF plans to raise additional funds through either private placement or public offering in order to further augment the growth of its companies. The money raised will be used to acquire additional positions in its existing companies or to acquire companies that are synergistic to the current portfolio.

Also as the CVF group of companies mature, we will assist them in obtaining private placement financing in order to prepare them for their IPO stage of growth.

Impact of Year 2000 Compliance

The Year 2000 problem, which is a pervasive issue throughout the industrial, financial and service sectors, arises because most computer software was originally created with a two digit date code and would read "00," "01," etc. as meaning 1900, 1901, etc. not 2000, 2001, etc. The Company has completed the upgrade of its software and computer systems to make them Year 2000 (Y2K) compliant. The cost of this upgrade was approximately $20,000, including software and hardware. The Company's management has surveyed its subsidiary companies and, based upon their responses, does not expect any major malfunction in their internal systems.

Company management has reviewed potential problems associated with the Y2K, especially from third party suppliers and providers of services over which The Company has no control. CVF and its subsidiaries have done an extensive review of their external third party suppliers. All financial institutions with which CVF does business with have responded that they are either now Y2K compliant or will be by December 31, 1999. Also all major suppliers and customers have given assurances that they will be Y2K compliant. While there can be no assurance that there will be no material, adverse consequences, the Company believes that there will be no material additional cost incurred to become Y2K compliant and does not consider contingency plans to deal with Y2K to be necessary.

Financial Considerations

Early Stage Development Companies. Each of the Corporations (other than Canadian Venture Founders Leasing Corporation) is an early stage development Company with a limited relevant operating history upon which an evaluation of its prospects can be made. As such, there can be no assurance of the future success of any of the Corporations.

Quarterly Fluctuations. CVF's operation results have historically been, and will continue to be, subject to quarterly and annual fluctuations due to a variety of factors. Any shortfall in revenues in a given quarter may impact the Company's results of operations due to an inability to adjust expenses during the quarter to match the level of revenues for the quarter. There can be no assurance that The Company will be able to grow in future periods or that it will be able to sustain its level of total revenues or its revenue growth on a quarterly or annual basis.

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

ITEM 7          FINANCIAL STATEMENTS



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

CONSOLIDATED BALANCE SHEETS                                       F-4

CONSOLIDATED STATEMENTS OF OPERATIONS                             F-6

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                   F-7

CONSOLIDATED STATEMENTS OF CASH FLOWS                             F-8

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME                   F-9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       F-10

                         REPORT OF INDEPENDENT AUDITORS'





To the Stockholders and
Board of Directors of
CVF TECHNOLOGIES CORPORATION

We have audited the accompanying consolidated balance sheets of CVF TECHNOLOGIES CORPORATION (formerly CVF Corporation) as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity, cash flows and comprehensive income for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CVF Technologies Corporation as of December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


                                                          /s/ Ernst & Young LLP

Kitchener, Canada,                                        Ernst & Young LLP
March 31, 1999.                                           Chartered Accountants

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


To the Board of Directors
of CVF Technologies Corporation

         We have audited the accompanying consolidated statements of operations, stockholders' equity, cash flows and comprehensive income of CVF Technologies Corporation for the year ended DECEMBER 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, the results of its operations and its cash flows for CVF Technologies Corporation for the year ended December 31, 1996, in conformity with generally accepted accounting principles.


                                         /s/ Feldman Sherb Ehrlich & Co., P.C.
                                         Feldman Sherb Ehrlich & Co., P.C.
                                         Certified Public Accountants
                                         (formerly Feldman Radin & Co., P.C.)

New York, New York
March 14, 1997

CVF TECHNOLOGIES CORPORATION


                           CONSOLIDATED BALANCE SHEETS


As of December 31                                  [Expressed in U.S. Currency]




                                                                          1998               1997
                                                                            $                  $
-------------------------------------------------------------------------------------------------
ASSETS
CURRENT
Cash and cash equivalents                                            4,297,177          9,931,906
Restricted cash [note 6]                                               169,945            682,361
Marketable securities [note 4]                                         101,522                 --
Trade receivables                                                    3,129,862            557,998
Inventory [note 3]                                                     790,467            390,125
Prepaid expenses and other                                             333,262            326,896
Income taxes receivable                                                998,750                 --
--------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                 9,820,985         11,889,286
--------------------------------------------------------------------------------------------------
Property and equipment, net of accumulated depreciation                517,444            169,851
Holdings, carried at cost or equity [note 4]                         1,777,744          2,107,060
Holdings, available for sale, at market [note 4]                     1,332,538          1,562,194
Goodwill, net of accumulated amortization [note 5]                   7,691,584          4,023,825
Deferred income taxes [note 9]                                         215,101                 --
--------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                        21,355,396         19,752,216
==================================================================================================

                                                                          1998               1997
                                                                            $                  $
--------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank indebtedness [note 6]                                             130,098            824,577
Current portion of long-term debt [note 7]                             281,648            196,000
Trade payables                                                       2,525,737            461,697
Accrued liabilities                                                    876,958          1,151,740
Bonuses payable                                                             --            500,000
Dividends payable on Series A preferred stock [note 10]                 69,434             52,500
Dividends payable on subsidiary's shares [note 12]                     203,239            165,200
Income taxes payable                                                   238,570          1,820,598
--------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                            4,325,684          5,172,312
--------------------------------------------------------------------------------------------------
Long-term debt [note 7]                                                662,928            615,697
Deferred income taxes [note 9]                                         119,826            251,822
Minority interest                                                    3,622,122                 --
Pension obligation [note 8]                                            506,463                 --
Preferred and other non-voting stock of subsidiaries [note 12]       1,122,991          1,193,000
Redeemable Series A preferred stock, $0.001 par value,
  authorized 500,000 shares,
  issued and outstanding 25,000 shares [note 10]                       456,250            456,250
--------------------------------------------------------------------------------------------------
                                                                     6,490,580          2,516,769
--------------------------------------------------------------------------------------------------
                                                                    10,816,264          7,689,081
--------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY [note 10]
Common stock, $0.001 par value, authorized 50,000,000 shares, outstanding 6,729,928 [1997; 5,729,449]
  and in treasury 425,400 [1997; 262,900]                                7,155              5,992
Additional paid in capital                                          18,951,228         13,657,950
Treasury stock                                                      (2,662,194)        (1,862,049)
Accumulated other comprehensive income                                (655,736)           680,777
Accumulated deficit                                                 (5,101,321)          (419,535)
--------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                          10,539,132         12,063,135
--------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          21,355,396         19,752,216
==================================================================================================

See accompanying notes

CVF TECHNOLOGIES CORPORATION


                      CONSOLIDATED STATEMENTS OF OPERATIONS


Year ended December 31                            [Expressed in U.S. Currency]




                                                        1998              1997               1996
                                                          $                 $                  $
--------------------------------------------------------------------------------------------------
SALES                                              7,357,996         1,685,399          1,866,176
Cost of sales                                      5,053,194         1,091,821          1,029,638
--------------------------------------------------------------------------------------------------
GROSS MARGIN                                       2,304,802           593,578            836,538
--------------------------------------------------------------------------------------------------

EXPENSES
Selling, general and administrative                7,762,187         5,367,541          3,342,739
Research and development                             441,658           422,216            257,913
--------------------------------------------------------------------------------------------------
                                                   8,203,845         5,789,757          3,600,652
--------------------------------------------------------------------------------------------------
(Loss) from operations                            (5,899,043)       (5,196,179)        (2,764,114)
--------------------------------------------------------------------------------------------------
OTHER INCOME AND (EXPENSES)
Interest income (expense), net                       150,274           448,684            (47,700)
Other income, net                                    709,805            52,642            102,933
(Loss) from equity investees                      (1,152,190)         (145,165)          (296,762)
Gain on sale of holdings                             579,775        19,758,954          3,204,185
Minority interest                                   (144,329)               --            400,449
--------------------------------------------------------------------------------------------------
                                                     143,335        20,115,115          3,363,105
--------------------------------------------------------------------------------------------------
(Loss) income before provision
  for income taxes                                (5,755,708)       14,918,936            598,991
(Recovery of) provision for
  income taxes [note 9]                           (1,095,003)        5,919,665            892,790
--------------------------------------------------------------------------------------------------
NET (LOSS) INCOME                                 (4,660,705)        8,999,271           (293,799)
==================================================================================================

BASIC (LOSS) EARNINGS PER SHARE [NOTE 11]             (0.75)              1.52              (0.05)
==================================================================================================

DILUTED (LOSS) EARNINGS PER SHARE [NOTE 11]           (0.75)              1.49              (0.05)
==================================================================================================

BASIC WEIGHTED AVERAGE SHARES [NOTE 11]            6,215,586         5,870,553          5,989,849
==================================================================================================

DILUTED WEIGHTED AVERAGE SHARES [NOTE 11]          6,215,586         6,009,708          5,989,849
==================================================================================================

See accompanying notes

CVF TECHNOLOGIES CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Year ended December 31                              [Expressed in U.S. Currency]

                                                                                       ADDITIONAL
                                                         COMMON STOCK                    PAID-IN          ACCUMULATED
                                                  SHARES               AMOUNT            CAPITAL            DEFICIT
--------------------------------------------------------------------------------------------------------------------------
                                                                           $                $                  $
--------------------------------------------------------------------------------------------------------------------------
BALANCE - JANUARY 1, 1996                        5,992,349              5,992          12,930,787          (9,071,007)

Purchase of treasury stock                              --                 --                  --                  --
Net (loss)                                              --                 --                  --            (293,799)
Unrealized gain on securities
  available for sale, net of taxes                      --                 --                  --                  --
--------------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1996                      5,992,349              5,992          12,930,787          (9,364,806)

Purchase of treasury stock                              --                 --                  --                  --
Net income                                              --                 --                  --           8,999,271
Dividends on Series A preferred stock                   --                 --                  --             (54,000)
Sale of available for sale securities                   --                 --                  --                  --
Tax benefit of employee
  stock transaction                                     --                 --             727,163                  --
Unrealized gain on securities
  available for sale, net of taxes                      --                 --                  --                  --
Translation adjustment                                  --                 --                  --                  --
--------------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1997                      5,992,349              5,992          13,657,950            (419,535)

Issuance of shares for cash                        997,230                997           4,616,112                  --
Purchase of treasury stock                              --                 --                  --                  --
Net (loss)                                              --                 --                  --          (4,660,705)
Dividends on Series A preferred stock                   --                 --                  --             (21,081)
Sale of available for sale securities                   --                 --                  --                  --
Shares issued on acquisition of interest
  in Ecoval                                         40,179                 40             160,676                  --
Private placement sale for cash                    100,000                100             359,900                  --
Shares on acquisition of interest in Gemprint       25,570                 26             156,590                  --
Unrealized gain (loss) on securities
  available for sale, net of taxes                      --                 --                  --                  --
Translation adjustment                                  --                 --                  --                  --
--------------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1998                      7,155,328              7,155          18,951,228          (5,101,321)
==========================================================================================================================



                                                                       ACCUMULATED
                                                    TREASURY       OTHER COMPREHENSIVE       TOTAL
                                                      STOCK              INCOME             EQUITY
---------------------------------------------------------------------------------------------------
                                                        $                   $                  $
---------------------------------------------------------------------------------------------------
BALANCE - JANUARY 1, 1996                                 --           (277,252)          3,588,520

Purchase of treasury stock                           (55,011)                --             (55,011)
Net (loss)                                                --                 --            (293,799)
Unrealized gain on securities
  available for sale, net of taxes                        --         13,840,070          13,840,070
---------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1996                          (55,011)        13,562,818          17,079,780

Purchase of treasury stock                        (1,807,038)                --          (1,807,038)
Net income                                                --                 --           8,999,271
Dividends on Series A preferred stock                     --                 --             (54,000)
Sale of available for sale securities                     --        (13,840,070)        (13,840,070)
Tax benefit of employee
  stock transaction                                       --                 --             727,163
Unrealized gain on securities
  available for sale, net of taxes                        --            305,818             305,818
Translation adjustment                                    --            652,211             652,211
---------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1997                       (1,862,049)           680,777          12,063,135

Issuance of shares for cash                               --                 --           4,617,109
Purchase of treasury stock                          (800,145)                --            (800,145)
Net (loss)                                                --                 --          (4,660,705)
Dividends on Series A preferred stock                     --                 --             (21,081)
Sale of available for sale securities                     --           (289,849)           (289,849)
Shares issued on acquisition of interest
  in Ecoval                                               --                 --             160,716
Private placement sale for cash                           --                 --             360,000
Shares on acquisition of interest in Gemprint             --                 --             156,616
Unrealized gain (loss) on securities
  available for sale, net of taxes                        --            (25,323)            (25,323)
Translation adjustment                                    --         (1,021,341)         (1,021,341)
---------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1998                       (2,662,194)          (655,736)         10,539,132
===================================================================================================


See accompanying notes
                                                                             F-7

CVF TECHNOLOGIES CORPORATION


                      CONSOLIDATED STATEMENTS OF CASH FLOWS


Year ended December 31                            [Expressed in U.S. Currency]




                                                           1998               1997          1996
                                                             $                  $             $
---------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net (loss) income                                       (4,660,705)       8,999,271      (293,799)
Adjustments to reconcile net (loss) income
  from operating activities [note 14]                    1,816,153      (19,256,776)   (3,025,413)
Changes in operating assets and liabilities [note 14]   (4,252,856)       1,844,331     1,097,738
---------------------------------------------------------------------------------------------------
CASH (APPLIED TO) OPERATING ACTIVITIES                  (7,097,408)      (8,413,174)   (2,221,474)
---------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of property and equipment                        (295,212)              --      (174,316)
Investments in and advances to equity investees         (1,672,650)        (865,605)   (1,066,596)
Purchase of holdings available for sale                   (362,860)              --            --
Purchase of marketable securities                         (122,357)              --            --
Repayment from equity investees                            235,032               --            --
Proceeds from sale of holdings                             914,680       20,389,424     3,683,362
Acquisitions, net of cash acquired                        (993,608)        (686,272)           --
---------------------------------------------------------------------------------------------------
CASH (APPLIED TO) PROVIDED BY INVESTING ACTIVITIES      (2,296,975)      18,837,547     2,442,450
---------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
(Decrease) increase in bank indebtedness                  (753,176)          58,179            --
Borrowings of debt                                          79,588          121,365       991,108
(Payments) of debt                                              --               --      (160,586)
(Payments) borrowings of debt to related parties                --               --      (133,561)
Issuance of equity securities                            4,977,111               --            --
Reductions (deposits) of restricted cash                   482,168         (682,361)           --
Purchase of treasury stock                                (790,664)      (1,807,038)      (55,011)
Minority investments in subsidiaries                            --               --       586,835
---------------------------------------------------------------------------------------------------
CASH PROVIDED BY (APPLIED TO) FINANCING ACTIVITIES       3,995,027       (2,309,855)    1,228,785
---------------------------------------------------------------------------------------------------
Effect of exchange rate changes on
 cash and cash equivalents                                (235,373)         (77,888)           --
---------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS (APPLIED) PROVIDED
  DURING YEAR                                           (5,634,729)       8,036,630     1,449,761
Cash and cash equivalents, beginning of year             9,931,906        1,895,276       445,515
---------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                   4,297,177        9,931,906     1,895,276
===================================================================================================

Cash paid during the year for interest                     212,510          163,346       116,616
---------------------------------------------------------------------------------------------------
Cash paid during the year for income taxes               1,735,751        4,200,000            --
---------------------------------------------------------------------------------------------------

See accompanying notes

CVF TECHNOLOGIES CORPORATION


                           CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME


Year ended December 31                             [Expressed in U.S. Currency]



                                                           1998             1997            1996
                                                             $                $               $
---------------------------------------------------------------------------------------------------
NET (LOSS) INCOME                                       (4,660,705)      8,999,271       (293,799)
--------------------------------------------------------------------------------------------------

OTHER COMPREHENSIVE INCOME, NET OF TAX [note 10]

Foreign currency translation adjustments
  [net of $nil tax effect]                              (1,021,341)        652,211             --

Unrealized holding gains:

  Unrealized holding (losses) gains arising during
  period [net of taxes of $(15,218), $42,190 and
  $7,451,840 for the years ended December 31, 1998,
  1997 and 1996]                                           (25,323)         63,948     13,840,070

  Reclassification adjustments for previously recognized
  unrealized holding gains [net of taxes of $nil,
  $7,322,108 and $nil for the years ended December 31,
  1998, 1997 and 1996]                                    (289,849)    (13,598,200)            --
--------------------------------------------------------------------------------------------------
Net unrealized holding (losses) gains                     (315,172)    (13,534,252)    13,840,070
--------------------------------------------------------------------------------------------------
Total other comprehensive (loss) income                 (1,336,513)    (12,882,041)    13,840,070
--------------------------------------------------------------------------------------------------
COMPREHENSIVE (LOSS) INCOME DURING YEAR                 (5,997,218)     (3,882,770)    13,546,271
==================================================================================================

See accompanying notes

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1998                                  [Expressed in U.S. Currency]




1. ORGANIZATION AND BUSINESS DESCRIPTION

CVF Technologies Corporation [the "Company"] is a company incorporated under the laws of the State of Nevada.

In 1998, CVF Corporation changed its name to CVF Technologies Corporation. In 1997, CVF Corp. changed its name to CVF Corporation.

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

BIOREM TECHNOLOGIES, INC. ["BIOREM"] is an industrial biotech company located in Waterloo, Canada engaged in the business of applying bioconversion and biotransformation technology to a variety of industrial applications such as the treatment or clean-up of organic toxic chemicals in soil or groundwater, the treatment of industrial waste streams for liquids or air (bio-filters) and for use in the food processing, agriculture and pharmaceutical manufacturing industries. At December 31, 1998, the Company had a 69% [69% in 1997] ownership interest in Biorem.

GEMPRINT CORPORATION ["GEMPRINT"] is in the business of providing products and services to the consumer and wholesale jewelry markets to enable diamonds and other precious gems to be uniquely identified non-invasively using a low power laser imaging system unique to Gemprint. The results are stored in a database for later verification and recovery of lost or stolen gems. At December 31, 1998, the Company had a 67% [67% in 1997] ownership interest in Gemprint.

SOLARIA RESEARCH ENTERPRISES, LTD. ["SOLARIA"] is a Waterloo, Canada company in the business of developing, manufacturing and marketing a line of electronic motor speed control products for industrial electric vehicles. At December 31, 1998, the Company had a 67% [67% in 1997] ownership interest in Solaria.

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1998                                  [Expressed in U.S. Currency]



1. ORGANIZATION AND BUSINESS DESCRIPTION CONT'D

EASTVIEW MARKETING, ONE, LLC ["EASTVIEW"] a wholly-owned subsidiary, was incorporated in the state of New York on December 19, 1997 for the purpose of developing an infommercial to market in the United States natural fertilizers and environmentally safe organic herbicides manufactured by Ecoval Inc., an equity holding of CVF Technologies Corporation.

GRAND ISLAND MARKETING, TWO, LLC ["GRAND ISLAND2"] a wholly-owned subsidiary, was incorporated on December 17, 1997 in the state of New York. When operations begin in 1999, Grand Island2 will market and arrange environmental clean up contracts with real estate developers in the United States using the services of Biorem Technologies, Inc., and other soil remediation companies.

GRAND ISLAND MARKETING, INC. ["GRAND INC."] a wholly-owned subsidiary, was incorporated on January 28, 1998 in the state of Delaware. Grand Inc. has a 51% economic interest in a partnership, known as "Elements". Elements was formed to carry on the business of operating retail stores offering natural health and food products and health services including naturopathic and homeopathic medicine and chiropractic services as well as products manufactured by Ecoval. Elements is also developing an e-commerce website to market its products and services.

DANTEC CORPORATION ["DANTEC"] was formed on June 30, 1998, with the amalgamation of Dantec Electronics Limited, Dantec Systems Corporation, and 1246680 Ontario Limited. Dantec Corporation, located in Waterloo, Canada, manufactures and sells advanced process control systems for a variety of industries applications. At December 31, 1998, the Company had a 54% ownership interest in Dantec.

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

The fiscal year-ends of the subsidiaries vary, in some cases, from those of the Company. The consolidated financial statements combine periods which are within three months of the Company's fiscal year-end, for all the companies.

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1998                                  [Expressed in U.S. Currency]



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT'D

Holdings in which the Company has a 20-50% ownership position and significant influence are accounted for under the equity method of accounting, such that the Company records losses to the extent of the Company's total holdings in the investee, comprising its equity interest, advances and loans.

The Company accounts for holdings of less than 20% ownership position according to SFAS 115, as follows:

Holdings in securities are classified as "held to maturity", if the Company has the intent and ability to hold the security to maturity. Holdings held to maturity are carried at cost.

Holdings in securities that are bought and held principally for the purpose of selling in the near term are classified as "marketable securities". Marketable securities are reported at fair value, with the unrealized gain or loss, net of tax effect, included in income.

Other holdings are classified as "available for sale", and are revalued at each period-end with the unrealized gain or loss, net of tax effect, recorded as an element of stockholders' equity. The available for sale classification includes debt and equity securities which are carried at fair value.

Gains or losses on sales of securities are recognized by the specific identification method.

FOREIGN CURRENCY TRANSLATION

The Company uses the U.S. dollar as the reporting currency of its consolidated financial statements. However, the functional currency of the Company and its Canadian subsidiaries is the Canadian dollar. Accordingly, all balance sheet amounts of the Company and its Canadian subsidiaries are translated to U.S. dollars using the exchange rates in effect at the applicable year-end. Income statement amounts of the Company and its Canadian subsidiaries are translated to U.S. dollars at the average exchange rate for the applicable year. The gains and losses resulting from the translation of the Company's financial statements into U.S. currency are recorded in other comprehensive income.

Transactions and balances denominated in currencies other than the functional currencies of the Company or its subsidiaries are remeasured in the applicable functional currency. Translation adjustments arising on such remeasurement are included in the determination of net income (loss).

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid temporary cash investments, with a maturity of three months or less when purchased, to be cash equivalents.

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1998                                  [Expressed in U.S. Currency]


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT'D

TRADE RECEIVABLES

Trade receivables are presented net of allowance for doubtful accounts. The allowance was $77,052 at December 31, 1998 [$59,300 at December 31, 1997]. Amounts charged to expense were $25,681 during the year ended December 31, 1998 [$8,500 in 1997; $29,200 in 1996]. One customer represents 71% of trade receivables at December 31, 1998.

INVENTORY

Finished goods are stated at the lower of cost or market using the first-in, first-out method of costing. Raw materials are stated at the lower of cost or replacement value.

ADVERTISING

The Company expenses the production costs of broadcast advertising upon the first airing of the advertisement. Total deferred advertising costs included in prepaid expenses at December 31, 1998 were $nil [$234,771 in 1997]. Other types of advertising costs are expensed as incurred. Total advertising expenses were $1,088,500 [$82,733 in 1997, $35,061 in 1996].

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is calculated using the straight-line and declining balance methods over the estimated useful lives of the assets, which range from 5 to 10 years. Accumulated depreciation at December 31, 1998 was $588,549 [$484,134 in 1997]. Depreciation expense was $119,558
[$97,958 in 1997, $81,591 in 1996.]

FINANCIAL INSTRUMENTS

The Company's financial instruments, cash and cash equivalents, restricted cash, trade receivables, income taxes receivable, bank indebtedness, trade payables, accrued liabilities, dividends payable, and income taxes payable, are carried at cost which approximates fair value due to the short-term maturity of these instruments. The Company's long-term debt and pension obligation are carried at cost which approximates fair value, as the debt bears interest at rates approximating current market rates. Marketable securities and holdings available for sale at market are valued at the published related stock market values. These values are subject to market value risks as stock prices may fluctuate from day to day. Those holdings carried at cost or equity and the non-voting stock of subsidiaries are related to private companies whose fair market value is not readily determinable.

The majority of the Company's subsidiaries are located in Canada and, although a significant portion of revenues are earned in U.S. dollars, those financial instruments which are denominated in currencies other than U.S. dollars are subject to exchange rate risk. At December 31, 1998, cash of approximately $3,500,000, trade receivables of about $2,300,000, income taxes receivable of $998,750 and accounts payable of about $1,500,000 are denominated in U.S. dollars.

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1998                                  [Expressed in U.S. Currency]




2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT'D

GOODWILL

Goodwill is recorded in connection with the acquisition of subsidiaries. Goodwill also exists in connection with the acquisition of equity basis holdings, representing the difference between the underlying equity interest purchased and the amount paid for the interest. Goodwill is amortized over a period of up to 15 years. Amounts amortized in connection with subsidiaries are charged to amortization expense. Amounts amortized in connection with equity basis holdings are expensed as a reduction in the carrying value of the holdings and the Company's share of their earnings (losses).

The Company assesses the recoverability of goodwill by determining whether the amortization of goodwill over its remaining life can be recovered through projected, undiscounted, future cash flows of the related companies.

MINORITY INTEREST

Minority common equity interests are charged (credited) with their proportionate share of subsidiary losses (net income) to the extent positive equity-adjusted holdings are available. Where excess losses are recorded by the Company they will be charged against minority interests in the event future income becomes available or minority interests contribute additional equity.

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. The net income (loss) available to common stockholders consists of net income (loss) reduced by the dividends on the Company's Series A preferred stock. Diluted earnings (loss) per share reflects the per share amount that would have resulted if dilutive potential common stock had been converted to common stock, as prescribed by SFAS 128.

REVENUE RECOGNITION

Revenue is recognized when products are shipped or services are performed.

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1998                                  [Expressed in U.S. Currency]


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT'D

STOCK-BASED COMPENSATION

The Company and its subsidiaries account for stock and options issued for services in accordance with APB Opinion 25, Accounting for Stock Issued to Employees, by reference to the fair market value of the Company's stock on the date of stock issuance or option grant. The companies use the "intrinsic" method for determining compensation expense whereby expense is recorded for the quoted market price of the stock issued, or in the case of options, for the difference between the stock's quoted market price on the date of grant and the option exercise price. Where the exercise price approximates the price of the underlying shares no compensation expense is recorded. All compensation options issued by the Company and its subsidiaries have been issued with an exercise price greater than or equal to the market price of the share at the date of grant.

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

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1998                                  [Expressed in U.S. Currency]



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT'D

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

COSTS OF START-UP ACTIVITIES

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", which is required to be adopted for the Company's financial statements for the year ended December 31, 1999. Under the new requirements, costs of start-up activities, including organization costs, should be expensed as incurred. The Company intends to apply these standards prospectively in 1999.

DERIVATIVES AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted for the Company's financial statements for the year ended December 31, 2000. The Company has not determined the impact, if any, SFAS 133 will have on its financial statements.

3. INVENTORY

Inventory consists of the following:

                                                   1998               1997
                                                     $                  $
----------------------------------------------------------------------------
Raw material                                    261,859            201,019
Finished goods                                  528,608            189,106
----------------------------------------------------------------------------
                                                790,467            390,125
============================================================================

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

b. TurboSonic Canada, Inc. ["TurboSonic"], a Waterloo, Canada public company which is in the business of air pollution control products. The shares of TurboSonic Canada, Inc, are exchangeable for an equal number of shares of its parent, TurboSonic Technologies, Inc., a New Jersey public company.

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1998                                  [Expressed in U.S. Currency]



4. HOLDINGS CONT'D

c. RDM Corporation ["RDM"], formerly known as Mindflight Corporation, a Waterloo, Canada public company in the business of developing and supplying technologies for both paper and electronic based payment systems.

d. Safeguard Scientific Inc. ["Safeguard"], a Wayne, Pennsylvania public company in the business of developing small, private companies into profitable, publicly-traded companies.

Holdings consisted of the following at December 31, 1998:

                                                                          HOLDINGS      MARKETABLE
                                                           HOLDINGS     AVAILABLE FOR   SECURITIES
                                                            AT COST      FOR SALE AT        AT
                                           PERCENTAGE      OR EQUITY     FAIR VALUE       MARKET
                                            OWNERSHIP          $              $              $
----------------------------------------------------------------------------------------------------
Ecoval
     1,330,550   common shares [i]              27%        535,807
                 notes and advances [viii]                 415,654
----------------------------------------------------------------------------------------------------
                                                           951,461
----------------------------------------------------------------------------------------------------

Petrozyme
            50   common shares                  50%       (434,851)
       250,000   Class C non-voting shares     100%        163,375
                 notes and advances [viii]                 751,525
----------------------------------------------------------------------------------------------------
                                                           480,049
----------------------------------------------------------------------------------------------------

Certicom
        29,881   non-marketable preferred
                 shares [ii]                               217,058
----------------------------------------------------------------------------------------------------

TurboSonic
     1,337,979   common shares [iii]            13%                        250,884
----------------------------------------------------------------------------------------------------

RDM
     1,768,072   common shares [iv]             18%                        982,120
----------------------------------------------------------------------------------------------------

Safeguard Scientific
         3,700   common shares [v]                                                        101,522
----------------------------------------------------------------------------------------------------

Other notes and holdings [viii]                            129,176          99,534
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
TOTAL                                                    1,777,744       1,332,538        101,522
====================================================================================================

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1998                                  [Expressed in U.S. Currency]




4. HOLDINGS CONT'D

Holdings consisted of the following at December 31, 1997:

                                                                                         HOLDINGS
                                                                      HOLDINGS         AVAILABLE FOR
                                                                       AT COST          FOR SALE AT
                                                  PERCENTAGE          OR EQUITY         FAIR VALUE
                                                   OWNERSHIP              $                  $
-------------------------------------------------------------------------------------------------------
Ecoval
     1,210,550   common shares [i]                     24%             840,157
-------------------------------------------------------------------------------------------------------

Dantec Systems
        34,700   common shares [vi]                    41%             419,662
                 notes and advances [viii]                             367,500
-------------------------------------------------------------------------------------------------------
                                                                       787,162
-------------------------------------------------------------------------------------------------------

Petrozyme
            50   common shares                         50%            (211,750)
       250,000   Class C non-voting shares            100%             175,000
                 notes and advances [viii]                             245,000
-------------------------------------------------------------------------------------------------------
                                                                       208,250
-------------------------------------------------------------------------------------------------------

Certicom
        15,605   common shares [vii]                  0.5%                                469,711
        59,763   non-marketable preferred shares [ii]                  251,677
-------------------------------------------------------------------------------------------------------
                                                                       251,677            469,711
TurboSonic
     1,334,977   common shares [iii]                   13%                                392,483
-------------------------------------------------------------------------------------------------------

RDM
     1,428,572   special warrants [iv]                 17%                                700,000
-------------------------------------------------------------------------------------------------------

Other notes and holdings [viii]                                         19,814
-------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
TOTAL                                                                2,107,060          1,562,194
========================================================================================================

                                                                            F-18

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1998                                  [Expressed in U.S. Currency]



4. HOLDINGS CONT'D

[i] On March 4, 1998, the Company purchased 120,000 shares in Ecoval to increase its holdings to 27% from 24% as at December 31, 1998. The total consideration for the shares was $582,600, which consisted of 40,179 shares of the Company and cash of $422,000.

[ii] During 1998, the Company redeemed 29,882 of its non-marketable preferred shares of Certicom. The remaining shares will be redeemed in 1999.

[iii] Shareholdings in TurboSonic are through the Company's ownership of exchangeable shares of TurboSonic Canada, Inc. which are exchangeable into TurboSonic Technologies, Inc. common shares on a one for one basis. At December 31, 1998, the market of the shares was U.S. $0.19 per share. As at December 31, 1998, the common shares of TurboSonic have an original cost of $345,481. Accordingly, aggregate unrealized losses of $56,758 [net of deferred income tax benefit of $37,839] have been recorded as an element of accumulated other comprehensive income for the year ended December 31,
       1998.

[iv] The investment in RDM represents a private placement purchase of warrants exercised to acquire 1,698,572 common shares in 1998, plus the purchase of 69,500 common shares in the open market. At December 31, 1998, the market value of shares of RDM listed on the Vancouver Stock Exchange was Cdn. $0.85 [U.S. $0.56] per share. As at December 31, 1998, the shares have an original cost of $925,702. Accordingly, aggregate unrealized gains of $56,418 [net of deferred income taxes of $37,612] have been recorded as an element of accumulated other comprehensive income. An officer and director of the Company holds approximately 20% of the common shares of RDM.

[v] The investment in Safeguard represents the purchase of 3,700 common shares in the open market. At December 31, 1998, the common shares of Safeguard have a carrying value of $118,400, creating a realized loss of $16,878.

[vi] During 1998, the Company acquired control of Dantec Systems and it was subsequently amalgamated with 1246680 Ontario Limited, another company controlled by the Company, to form Dantec Corporation.

[vii] During January and February 1998, 15,605 common shares of Certicom were sold for net proceeds of approximately $375,000.

[viii] The notes and advances bear interest at prime plus 2%, are unsecured, payable on demand, and denominated in Canadian currency. Canadian prime rate at December 31, 1998 was 6.75% [6% in 1997]. The notes have been classified as long-term as the Company does not intend to demand repayment in the next year.

       The Cdn. $597,500 and U.S. $25,000 notes issued to Ecoval in 1998 are demand notes.

       During 1998 the Company issued Cdn. $800,000 in additional promissory notes to Petrozyme.

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1998                                  [Expressed in U.S. Currency]



4. HOLDINGS CONT'D

The following table gives certain combined summarized financial information related to the Company's equity holdings:

                                                         1998               1997             1996
INCOME STATEMENT DATA                                      $                 $                 $
--------------------------------------------------------------------------------------------------
Net sales                                             1,114,138         1,560,122       1,396,027
Gross profit (loss) on sales                             12,394           (16,114)         70,789
Net (loss)                                           (3,016,717)       (7,152,634)     (2,713,912)
--------------------------------------------------------------------------------------------------
CVF TECHNOLOGIES CORPORATION'S SHARE
  OF NET (LOSS)                                        (953,244)       (1,899,287)       (840,929)
==================================================================================================

BALANCE SHEET DATA
Current assets                                          873,292         2,665,662       1,260,130
Non-current assets                                    3,358,824         4,029,052       5,924,516
--------------------------------------------------------------------------------------------------
TOTAL ASSETS                                          4,232,116         6,694,714       7,184,646
==================================================================================================

Current liabilities                                     857,013         1,077,528       1,204,872
Non-current liabilities                               3,210,449         2,811,313      11,581,846
Equity (deficit)                                        164,654         2,805,873      (5,602,072)
--------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND EQUITY                          4,232,116         6,694,714       7,184,646
--------------------------------------------------------------------------------------------------

CVF TECHNOLOGIES CORPORATION'S SHARE OF
  (ACCUMULATED DEFICIT) EQUITY                         (108,133)          573,360      (1,659,763)
==================================================================================================

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1998                                  [Expressed in U.S. Currency]

4. HOLDINGS CONT'D

The amount of CVF Technologies Corporation's above share of net loss differs from income (loss) from equity investees appearing in the statement of operations primarily due to gains on the reduction of ownership in equity investees of approximately $nil [$1,930,000 in 1997] and amortization of goodwill. The goodwill related to equity investees is as follows:

                                                                       ACCUMULATED       NET BOOK
                                                            COST      AMORTIZATION         VALUE
AS AT DECEMBER 31, 1998                                       $             $                $
--------------------------------------------------------------------------------------------------
Ecoval                                                   2,348,394        423,435       1,924,959
Petrozyme                                                  120,898         20,149         100,749
--------------------------------------------------------------------------------------------------
                                                         2,469,292        443,584       2,025,708
==================================================================================================

                                                                       ACCUMULATED       NET BOOK
                                                            COST      AMORTIZATION         VALUE
AS AT DECEMBER 31, 1997                                       $             $                $
--------------------------------------------------------------------------------------------------

Ecoval                                                   1,947,502        288,147       1,659,355
Petrozyme                                                  129,500         12,950         116,550
Dantec Systems                                             971,603        356,553         615,050
--------------------------------------------------------------------------------------------------
                                                         3,048,605        657,650       2,390,955
==================================================================================================

During 1998, amortization of goodwill related to equity investees totaled $198,946 [$177,256 in 1997; $185,233 in 1996].

The investee companies have various debt and equity securities and options outstanding which are convertible into common stock of the respective investee companies. Such conversions, except where noted, would not materially decrease or increase the Company's interest in the earnings or net assets of any investee.

CVF TECHNOLOGIES CORPORATION

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1998                                 [EXPRESSED IN U.S. CURRENCY]


5. GOODWILL

                                                                       ACCUMULATED       NET BOOK
                                                            COST      AMORTIZATION         VALUE
AS AT DECEMBER 31, 1998                                       $             $                $
---------------------------------------------------------------------------------------------------
Elements                                                   810,449         29,133         781,316
Solaria                                                    406,519        161,232         245,287
Biorem                                                     168,970         55,082         113,888
Gemprint                                                 2,374,431        505,029       1,869,402
Dantec Corporation                                       5,199,432        517,741       4,681,691
---------------------------------------------------------------------------------------------------
                                                         8,959,801      1,268,217       7,691,584
===================================================================================================


                                                                       ACCUMULATED       NET BOOK
                                                            COST      AMORTIZATION         VALUE
AS AT DECEMBER 31, 1997                                       $             $                $
---------------------------------------------------------------------------------------------------
Solaria                                                    435,444        143,674         291,770
Biorem                                                     223,566         46,936         176,630
Gemprint                                                 2,391,709        379,018       2,012,691
Dantec Electronics                                       1,576,911         34,177       1,542,734
---------------------------------------------------------------------------------------------------
                                                         4,627,630        603,805       4,023,825
===================================================================================================

During 1998, amortization of goodwill in subsidiaries totaled $462,403 [$204,197 in 1997; $158,861 in 1996].

6. BANK INDEBTEDNESS

                     1998         1997
                       $            $
----------------------------------------
Gemprint[a]         124,478      133,335
Biorem[b]             5,620      210,000
                         --      297,500
Other                    --      183,742
----------------------------------------
                    130,098      824,577
========================================


The weighted average interest rate on bank indebtedness during 1998 was 7.66% [5% in 1997].

[a] Gemprint has bank indebtedness of Cdn. $190,479 [U.S. $124,478], [1997 - Cdn. $190,479 [U.S. $133,335]] with a major Canadian bank. The demand operating loan bears interest at prime plus 1%. The loan is guaranteed by CVF Technologies Corporation and is collateralized by a term deposit of Cdn. $260,054 [U.S. $169,945], [1997 - Cdn. $252,387 [U.S. $176,671]].

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1998                                  [Expressed in U.S. Currency]


6. BANK INDEBTEDNESS CONT'D

[b] Biorem has a bank overdraft of Cdn. $8,600 [U.S. $5,620]. In 1997, Biorem had bank lines of credit available with two major Canadian banks. The first line had a maximum availability of Cdn. $300,000 [U.S. $210,000], bore interest at 3% and was payable on demand. At December 31, 1997, an amount of Cdn. $300,000 [U.S. $210,000] had been drawn on this line. The other line had a maximum availability of Cdn. $415,000 [U.S. $290,500] with a balance of Cdn. $425,000 [U.S. $297,500] outstanding at December 31, 1997. The amount drawn on this facility bore interest at prime plus 1% and was payable on demand. These facilities were guaranteed by the Company and were collateralized by term deposits of Cdn. $300,000 [U.S. $210,000] and Cdn. $422,414 [U.S. $295,690].

7. LONG-TERM DEBT

Long-term debt comprises the following:

                                                                          1998               1997
                                                                            $                  $
---------------------------------------------------------------------------------------------------
Convertible debenture issued by Gemprint,
  of Cdn. $384,081,   bearing interest at
  5% per annum and due May 1, 2001.
  Convertible at the option of the holder
  into Gemprint common stock at a price
  predicated on the price paid in the next
  issuance of third party common stock
  sale in excess of $730,000.                                          250,997            268,857

Non-convertible debenture issued by Gemprint,
  of Cdn. $187,500, bearing interest at 13.5%,
  repayable in February 2000.  This debenture was
  purchased by the Company during 1998.                                     --            140,000

Settlement with ISM Information Systems Management
  Corporation and Gemprint, of Cdn. $360,000 interest-free
  to August 1998, with interest charged at prime plus1%,
  thereafter, currently due on demand.                                 235,260            252,000

Small business loan issued by the Bank of Nova Scotia to
  Elements, of Cdn. $224,998.  The loan is repayable over
  five years to July 2003, with monthly principal payments of
  Cdn. $4,167, plus interest of prime rate of 2.50%.                   147,036                 --

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1998                                  [Expressed in U.S. Currency]



7. LONG-TERM DEBT CONT'D

Small business loan issued by the Canadian Imperial
  Bank of Commerce to Elements of Cdn. $206,303.  The
  loan is repayable over ten years, to November 2008, with
  monthly principal payments of Cdn. $1,748 plus interest of
  prime plus 2.25%.                                                    134,819                  --

Other                                                                  176,464            150,840
--------------------------------------------------------------------------------------------------

Total long-term debt                                                   944,576            811,697
Less: current portion of long-term debt                                281,648            196,000
--------------------------------------------------------------------------------------------------
LONG-TERM DEBT EXCLUDING CURRENT PORTION                               662,928            615,697
==================================================================================================

Scheduled repayments are as follows:

                                                                                               $
--------------------------------------------------------------------------------------------------

1999                                                                                      281,648
2000                                                                                       46,388
2001                                                                                      297,385
2002                                                                                       46,388
2003                                                                                       30,200
Beyond                                                                                    242,567
--------------------------------------------------------------------------------------------------
                                                                                          944,576
==================================================================================================


Interest expense on long-term debt during the year was $20,790 [$30,825 during 1997, $21,671 during 1996].

8. PENSION OBLIGATION

In recognition of past service contributions by a retired, former executive officer, the Company has agreed to provide a Cdn. $6,000 [U.S. $4,000] monthly pension benefit for life. The accrued pension obligation, which has been expensed in the current year, represents the actuarial value of a life annuity using a discount rate of 6%. This obligation will be adjusted annually based on payments made and changes in actuarial assumptions. The Company expects to fund the obligation from operating cash flows.

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1998                                  [Expressed in U.S. Currency]



9. INCOME TAXES

Details of the income tax provision are as follows:

                                                                 1998          1997          1996
                                                                  $              $             $
------------------------------------------------------------------------------------------------------
Current - U.S.                                              (1,003,089)    5,839,765      892,790
Deferred - U.S.                                                (91,914)       79,900           --
------------------------------------------------------------------------------------------------------
INCOME TAX (RECOVERY) PROVISION                             (1,095,003)    5,919,665      892,790
======================================================================================================

The recovery of (provision for) income taxes differs from the amount computed by applying the statutory income tax rate to net income (loss) before provision for income taxes as follows:

                                                                 1998          1997          1996
                                                                  $              $             $
------------------------------------------------------------------------------------------------------
Statutory U.S. Federal income tax rate                           34%            35%           35%
======================================================================================================

Income tax recovery (provision) computed at
  statutory rate                                             1,957,000    (5,235,000)    (248,000)
Tax benefit of net operating loss carryforward                      --            --       32,000
Tax effected losses of equity investees
  not available for deduction                                 (861,997)     (684,665)    (676,790)
Tax benefit of net operating losses not recognized                   --             --            --
------------------------------------------------------------------------------------------------------
RECOVERY OF (PROVISION FOR) INCOME TAXES                     1,095,003    (5,919,665)    (892,790)
======================================================================================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                           1998              1997
                                                                             $                 $
------------------------------------------------------------------------------------------------------
DEFERRED TAX ASSETS:
Related to pension obligation                                             177,262              --
Related to unrealized losses attributable to
  securities available for sale valued at market                           37,839              --
------------------------------------------------------------------------------------------------------
                                                                          215,101               --
======================================================================================================

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1998                                  [Expressed in U.S. Currency]



9. INCOME TAXES CONT'D

                                                                             1998            1997
                                                                             $                 $
------------------------------------------------------------------------------------------------------
DEFERRED TAX LIABILITIES:
Related to the exchange of shares upon the
  amalgamation forming Dantec Corporation                                  88,223              --
Related to the unrealized gains attributable to
  securities available for sale valued at market                           31,603         172,022
Related to prepaids expensed for tax purposes                                  --          79,800
------------------------------------------------------------------------------------------------------
                                                                          119,826         251,822
======================================================================================================

As of December 31, 1998, the Company had deferred tax assets of $nil [$nil in 1997] related to loss carryforwards, after a valuation allowance of $4,075,000 [$2,600,00 in 1997].

At December 31, 1998, the Company had losses available for carryforward in certain of its Canadian subsidiaries of approximately $11,644,420 [$7,431,220 in 1997] available to reduce future years' income for tax purposes in these subsidiaries. $2,133,057 of these loss carryforwards were acquired from Dantec Systems, upon the amalgamation of Dantec Corporation on June 30, 1998. These losses expire as follows:

                                                                                               $
--------------------------------------------------------------------------------------------------
1999                                                                                      568,700
2000                                                                                    1,013,173
2001                                                                                    1,285,723
2002                                                                                    1,251,737
2003                                                                                    1,703,120
Beyond                                                                                  5,821,967
--------------------------------------------------------------------------------------------------
                                                                                       11,644,420
==================================================================================================

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1998                                  [Expressed in U.S. Currency]



10. STOCKHOLDERS' EQUITY

The Company's authorized capital consists of 50,000,000 common shares, $0.001 par value, and 500,000 Preferred shares, $0.001 par value.

COMMON SHARES

Holders of the common shares are entitled to one vote per share on each matter submitted to vote at any meeting of the shareholders. Common shares do not carry cumulative voting rights, and, therefore, holders of a majority of the outstanding shares of common shares will be able to elect the entire Board of Directors, and, if they do so, minority shareholders would not be able to elect any members to the Board of Directors. The Company's Board of Directors has authority, without the action by the Company's shareholders, to issue all or any portion of the authorized but unissued common shares, which would reduce the percentage ownership of the Company of its shareholders and which may dilute the book value of the common shares. Dividends declared on the common shares are payable in U.S. dollars.

During the year, the Company also repurchased 162,500 [252,900 in 1997] common shares for aggregate cash consideration of $800,145 [$1,807,038 in 1997].

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

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1998                                  [Expressed in U.S. Currency]



10. STOCKHOLDERS' EQUITY CONT'D

The Company may, at its option and at any time, redeem all or part of the Series "A" Preferred Stock from the holders thereof. Additionally, at any time after August 20, 2000, a holder of the Series "A" Preferred Stock may require the Company to redeem any or all of the Series "A" Preferred Stock held by such holder. The redemption price shall be the Stated Value plus all accrued but unpaid dividends. In light of the future mandatory redemption feature, the preferred stock is classified outside of permanent equity. As at December 31, 1998, an amount of $69,434 has been accrued in respect of cumulative unpaid dividends, of which $20,422 relates to 1998, $20,422 relates to 1997, and $28,590 relates to prior years.

WARRANTS

As at December 31, 1998 and 1997, 952,784 Warrants are outstanding. Each
Warrant entitles the holder to purchase one common share at a price of Cdn. $3.05 per share. In 1995, the Company acquired all of the assets and liabilities of Canadian Venture Founders Limited Partnership (CVFLP). CVFLP distributed the warrants to Canadian Venture Founders Management Limited, its general partner at that time. Until September 20, 2000, the warrants may only be exercised if a former limited partner of CVFLP sells any common shares which were issued to such limited partner. In such event, the warrant holders may purchase one common share for each five common shares sold by such limited partner. Any Warrants not exercised before September 20, 2000, may be exercised by the holder during the six month period immediately following September 20, 2000. As of December 31, 1998 there were no Warrants exercisable. All shares issuable upon exercise of the Warrants will be restricted securities as that term is defined in Rule 144 under the 1933 Securities Act of the United States.

COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ["SFAS 130"], which was adopted by the Company on January 1, 1998. SFAS 130 established new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1998                                  [Expressed in U.S. Currency]


10. STOCKHOLDERS' EQUITY CONT'D

Disclosure of accumulated balances related to each component of other comprehensive income is as follows:

                                            UNREALIZED            FOREIGN      ACCUMULATED OTHER
                                             GAIN ON             CURRENCY        COMPREHENSIVE
                                            SECURITIES          TRANSLATION         INCOME
                                                 $                   $                 $
------------------------------------------------------------------------------------------------
BALANCE - JANUARY 1, 1996                           --            (277,252)            (277,252)
Current year comprehensive income           13,840,070                  --           13,840,070
------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1996                 13,840,070            (277,252)          13,562,818
Current year comprehensive income          (13,534,252)            652,211          (12,882,041)
------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1997                    305,818             374,959              680,777
Current year comprehensive income             (315,172)         (1,021,341)          (1,336,513)
------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1998                     (9,354)           (646,382)            (655,736)
================================================================================================

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1998                                  [Expressed in U.S. Currency]


11. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                         1998           1997           1996
                                                           $              $              $
                                                     -------------- -------------- --------------
Numerator:
  Net (loss) income                                  (4,660,705)     8,999,271        (293,799)
  Dividends on Series A preferred stock                 (21,081)       (54,000)             --
                                                     -------------- -------------- --------------
  Numerator for basic and diluted (loss) earnings
   per share - (loss) income available to common
   stockholders                                      (4,681,786)     8,945,271        (293,799)
                                                     -------------- -------------- --------------

Denominator:
  Denominator for basic (loss) earnings per share
   - weighted average shares outstanding               6,215,586     5,870,553       5,989,849
  Effect of dilutive securities
   Warrants                                                  --        139,155              --
                                                     -------------- -------------- --------------

   Dilutive potential common shares Denominator
     for diluted (loss) earnings per share -
     adjusted weighted-average shares and
     assumed conversions.                              6,215,586     6,009,708       5,989,849
                                                     ============== ============== ==============

Basic (loss) earnings per share                            (0.75)         1.52           (0.05)
                                                     ============== ============== ==============
Diluted (loss) earnings per share                          (0.75)         1.49           (0.05)
                                                     ============== ============== ==============

12. BUSINESS ACQUISITION AND SUPPLEMENTARY SUBSIDIARY INFORMATION

GEMPRINT

During 1998, the Company's ownership interest in Gemprint increased by 2%. On June 3, 1998, the Company issued 25,570 of the Company's shares, [valued at
U.S. $156,616] as full consideration for 720,000 Gemprint shares held by another shareholder. The purchase was accounted for as a step acquisition and the purchase price was allocated entirely to goodwill.

Gemprint issued an additional 955,492 Class A shares to third parties during the year. This resulted in a 2% reduction in the Company's ownership.

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1998                                  [Expressed in U.S. Currency]


12. BUSINESS ACQUISITION AND SUPPLEMENTARY SUBSIDIARY INFORMATION CONT'D

In addition to Class A voting shares, Gemprint has issued Class B and C voting shares which have cumulative dividend rates of 10%, are retractable by the holder at face value plus dividends in arrears, and are convertible to Class A common shares on a one-to-one basis. The Class B shares held by third parties have been classified as a liability. The remaining Class B and all of the Class C shares are held by CVF. The timing of these retractions are restricted to specific time periods and Gemprint has received a notice to retract Cdn. $250,000 by a third party investor. Cumulative dividends payable to third party investees of $203,239 have been accrued in these consolidated statements.

ELEMENTS

On January 28, 1998, the Company incorporated a wholly-owned subsidiary called Grand Island Marketing Inc. ["Grand Inc."]. On January 29, 1998 Grand Inc. entered into an agreement with 21st Century Health Care (1996) Inc. and an individual to form a partnership known as "Elements". The Company's total consideration was Cdn. $1,500,000 [U.S. $1,065,000] for a 51% economic interest in Elements. The minority partners contributed primarily net assets, various agreements and contracts, and intellectual property.

Grand Inc. has a 69% voting interest and a 51% economic interest in Elements. If the Elements partnership fails to meet its business plan by January 27, 2000, Grand Inc. will be able to, for a nominal investment, increase its economic interest to 68% from 51%, and its voting interest will be unchanged.

This acquisition was accounted for as a purchase, with the results of operations of Elements included in the Company's accounts from the date of acquisition. The Company's share of assets and liabilities acquired at fair values is summarized as follows:

                                                                                           $
---------------------------------------------------------------------------------------------------
Assets [including cash of $71,392]                                                      389,454
Goodwill                                                                                848,230
Liabilities                                                                            (172,684)
---------------------------------------------------------------------------------------------------
TOTAL CONSIDERATION                                                                   1,065,000
===================================================================================================

DANTEC CORPORATION

On June 30, 1998, Dantec Systems Corporation (DSC) and 1246680 Ontario Limited (124Co) amalgamated to form a new corporation called Dantec Corporation. At the time of the amalgamation DSC and 124Co were under common control of the Company.

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1998                                  [Expressed in U.S. Currency]



12. BUSINESS ACQUISITION AND SUPPLEMENTARY SUBSIDIARY INFORMATION CONT'D

Upon amalgamation, the Company exchanged its shares in 124Co and DSC for 53.5% of the shares in the new company, Dantec Corporation. This exchange of shares for the Company's previously owned interests of DSC and 124Co was accounted for as a reorganization of entities under common control at historical costs. The related exchange of shares to minority interests was accounted for by the Company using the purchase method of accounting, using fair values.

The effect of the purchase of minority interests is an increase in consolidated goodwill of approximately $3,500,000 and an increase in minority interest of about $2,950,000.

Dantec Corporation has outstanding to third parties 968,425 Special Class A non-voting shares with a value of $632,866. These shares have been included in Preferred and other non-voting stock of subsidiaries. The shares have no interest or dividend provisions but are convertible to either cash or an equal number of common shares depending on the occurrence and timing of a public offering of Dantec Corporation. Should a conversion to common shares occur the Company's 53.5% ownership position would be diluted to approximately 46%.

13. STOCK BASED COMPENSATION

During 1998, the Company granted 322,500 stock options to some of its employees, directors and consultants. The option exercise price approximates the fair market value at the date of grant. A summary of stock option activity follows:

                                                                  WEIGHTED             OPTIONS
                                                                   AVERAGE           EXERCISABLE
                                         SHARES                EXERCISE PRICE        AT YEAR-END
-------------------------------------------------------------------------------------------------
Outstanding Dec. 31, 1996                     --                       --                      --
  Granted                                 42,500                    $3.25                  42,500
-------------------------------------------------------------------------------------------------
Outstanding Dec. 31, 1997                 42,500                    $3.25
  Granted                                322,500                    $3.25
-------------------------------------------------------------------------------------------------
Outstanding Dec. 31, 1998                365,000                    $3.25                 365,000
=================================================================================================

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1998                                  [Expressed in U.S. Currency]

13. STOCK BASED COMPENSATION CONT'D

At December 31, 1998, the weighted average life of outstanding and exercisable options was 4.3 years. The per share weighted average fair value of stock options granted during 1998 was $1.52 (1997, $1) on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions: expected dividend yield none, risk-free interest rate of 4.6% (1997, 5%), volatility of 43% (1997, 25%) and an expected life of five years. If these options were valued, as prescribed by SFAS 123, proforma (net loss) net income would have been approximately ($5,000,000) and $8,975,000 and (loss) earnings per share would have been (0.78) and 1.52 for 1998 and 1997.

Certain of the Company's subsidiaries have outstanding compensatory options granted to some consultants, to employees and directors, as described below. In the event the options granted by its subsidiaries are exercised, the Company's interest in those subsidiaries will be diluted. A summary of the stock options and shares outstanding at December 31, 1998 for those consolidated entities which have issued options are as follows:

[a] Under the terms of an employment contract, Dantec Corporation has granted an employee options to acquire at total of 369,200 of its common shares, vesting in four equal amounts of 92,300, commencing March 1 of 1997, 1998, 1999 and 2000 at prices ranging from $0.89 to $1.14 per share. These options are exercisable within a two year period of vesting. None of these options have been exercised as at December 31, 1998. Using a Black Scholes option valuation model, the weighted average fair value of the options was approximately $0.25 using the following assumptions, expected dividend yield of nil, weighted average risk free rates of 6%, and average expected life of 4 years. The proforma net losses of Dantec Corporation and the Company would not be materially affected had Dantec followed the recommendations of SFAS 123. Dantec Corporation has a total of 9,053454 shares outstanding as at December 31, 1998.

[b] In 1996 and 1997, Gemprint Corporation granted various compensatory options to some employees, directors and consultants a total of 1,901,126 to purchase its common shares at a weighted average price of $0.20 per share. Of these total options, 999,542 have expired leaving 901,584 outstanding and currently exercisable. Using a Black Scholes option valuation model the weighted average fair value of the options was approximately $0.10 using the following assumptions, expected dividend yield of nil, weighted average risk free rates of 6%, and average expected life of 5 years. The proforma net losses of Gemprint and the Company would not be materially affected had they followed the recommendations of SFAS 123. Gemprint has a total of 33,941,660 shares outstanding as at December 31, 1998.

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1998                                  [Expressed in U.S. Currency]


13. STOCK BASED COMPENSATION CONT'D

[c] A total of 124,000 options to purchase shares of Biorem Technologies Inc. remain outstanding, 106,000 of which have fully vested at December 31, 1998. These options were granted in 1995, 1996 and 1997 at weighted average exercise price of $1.20 per share and had weighted average value of $0.50 using a Black Scholes option valuation model using an expected dividend yield of nil, weighted average risk free rates of 6%, and average expected life of 5 years. The proforma net losses of Gemprint and the Company would not be materially affected had they followed the recommendations of SFAS
     123. Biorem has a total of 1,421,430 shares outstanding as at December 31, 1998.

14. SUPPLEMENTARY INFORMATION ON CASH FLOWS

Adjustments to net (loss) income from operating activities for the years ending December 31, are as follows:

                                                     1998                1997                1996
                                                       $                   $                   $
----------------------------------------------------------------------------------------------------
Cash from operating activities:
Depreciation and amortization                        668,508           277,113            282,459
Loss from equity investees                         1,152,190           145,165            296,762
Gain on sale of holdings                            (579,775)      (19,758,954)        (3,204,185)
Minority interest in earnings
  (losses) of subsidiaries                           144,329                --           (400,449)
Deferred income tax (benefit) expense                (91,914)           79,900                 --
Pension expense                                      522,815                --                 --
----------------------------------------------------------------------------------------------------
                                                   1,816,153       (19,256,776)        (3,025,413)
====================================================================================================

CVF TECHNOLOGIES CORPORATION

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1998                                 [EXPRESSED IN U.S. CURRENCY]



14. SUPPLEMENTARY INFORMATION ON CASH FLOWS CONT'D

Changes in operating assets and liabilities for the years ending December 31, are as follows;

                                                     1998                1997                1996
                                                       $                   $                   $
----------------------------------------------------------------------------------------------------
(Increase) decrease in trade receivables          (2,557,043)          511,075           (172,437)
(Increase) decrease in inventory                    (305,543)           41,433             (3,617)
(Increase) decrease in prepaid expenses
  and other                                          (39,633)         (261,946)            15,010
Decrease in other assets                                  --                --             68,588
(Increase) in income taxes receivable             (1,020,351)               --                 --
Increase in trade payables                         1,792,833            51,443                 --
(Decrease) increase in accrued liabilities          (204,675)          632,969            378,326
(Decrease) in bonuses payable                       (481,857)               --                 --
Increase in dividends payable
   on Series A preferred stock                        21,081                --                 --
Increase in dividends payable
   on subsidiary's shares                             50,595                --                 --
(Decrease) increase in income taxes payable       (1,508,263)          887,468            892,790
(Decrease) in deferred revenue                            --           (18,111)                --
(Decrease) in other current liabilities                   --                --            (80,922)
----------------------------------------------------------------------------------------------------
                                                  (4,252,855)        1,844,331          1,097,738
====================================================================================================

15. SEGMENTED INFORMATION

In June 1997, The Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which was adopted by the Company for the year ended December 31, 1998. Under the new requirements, financial information about operating segments is reported on the basis that is used internally by the Company for evaluating operating segments and resource allocation decisions.

The Company has three reportable segments: information technology, environmental products and services and general corporate. The Company's information technology segment consists of three companies that develop and sell electronic motor controllers, advanced process control systems and precious gem identification services to manufacturers, wholesale distributors and retailers. The Company's environmental products and services segment has three [one in 1997] operating companies. One develops bioremediation methods to clean soil, air and water which are marketed to heavy industrial manufacturers and municipalities. The other company is in the retail selling of natural products. The Company's general corporate segment includes two companies which hold various entities, and provide funding to the holdings. This segment's profits arise from interest income and gains on sales of its various holdings.

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1998                                  [Expressed in U.S. Currency]



15. SEGMENTED INFORMATION CONT'D

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, not including gains and losses on the Company's investment portfolio. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

There are no intersegment sales, transfers or profit or loss.

The Company's reportable segments are business units that offer different products and services. The reportable segments are each managed separately because they develop, manufacture and distribute different products and services. Segmented information for 1996 has not been included as it is not practicable to do so.

Sales of approximately $6,000,000 of the information technology segment were to US customers. The remainder of the consolidated sales were to primarily to customers in Canada. Virtually all of the long lived assets of the three segments are located in Canada.

In 1998, over 80% [0% in 1997] of revenues in the environmental products and services segment were from retail sales of natural products. Over 95% of 1998 sales [89% in 1997] in the information technology segment were from sales of electronic motor controllers and process control systems.

During the year ended December 31, 1998, the Company, through one of its subsidiaries, was dependent on one customer for its revenues such that sales from this customer in the information technology segment, represents 52% of the Company's consolidated sales. In addition, consistent with the nature and business plan of the Company, many of its subsidiaries and equity holdings are dependent on the companies in the general corporate segment for funding to enable them to meet their business objectives.

INDUSTRY SEGMENTS

1998                                 INFORMATION      ENVIRONMENTAL      GENERAL           TOTAL
                                     TECHNOLOGY       PRODUCTS AND      CORPORATE
                                                        SERVICES
---------------------------------------------------------------------------------------------------
SALES                                  6,526,573         831,323               --       7,537,996
---------------------------------------------------------------------------------------------------
(Loss) from operations                (1,553,420)     (1,748,070)      (2,597,553)     (5,899,043)
Interest income                            2,366           7,829          352,589         362,784
Interest expense                        (100,493)        (39,631)         (72,386)       (212,510)
Other income                             323,254          40,535          346,016         709,805
(Loss) from equity investees                                           (1,152,190)     (1,152,190)
Gain (loss) on investments                                                579,775         579,775
Minority interest                       (144,329)                                        (144,329)
---------------------------------------------------------------------------------------------------
(Losses) before provision
  for taxes                           (1,472,622)     (1,739,337)      (2,543,749)     (5,755,708)
(Recovery of) income taxes               (75,457)       (498,131)        (521,415)     (1,095,003)
---------------------------------------------------------------------------------------------------
NET (LOSS)                            (1,397,165)     (1,241,206)      (2,022,334)     (4,660,705)
===================================================================================================

CVF TECHNOLOGIES CORPORATION

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1998                                 [EXPRESSED IN U.S. CURRENCY]



15. SEGMENTED INFORMATION CONT'D

                                     INFORMATION      ENVIRONMENTAL      GENERAL           TOTAL
                                     TECHNOLOGY       PRODUCTS AND      CORPORATE
                                                        SERVICES
------------------------------------------------------------------------------------------------
Depreciation and amortization            481,145         177,046           10,317         668,508
Capital expenditures                     162,659         265,905           61,457         490,021
Segment assets                           200,018         263,210           54,216         517,444

1997                                 INFORMATION      ENVIRONMENTAL      GENERAL           TOTAL
                                     TECHNOLOGY       PRODUCTS AND      CORPORATE
                                                        SERVICES
---------------------------------------------------------------------------------------------------

SALES                                  1,284,742         400,657               --       1,685,399
---------------------------------------------------------------------------------------------------
(Loss) from operations                (1,499,391)       (215,243)      (3,481,545)     (5,196,179)
Interest income                           10,171                          613,859         624,030
Interest expense                        (103,967)        (70,648)            (731)       (175,346)
Other income                                                               52,642          52,642
(Loss) from equity investees                                             (145,165)       (145,165)
Gain on investments                                                    19,758,954      19,758,954
---------------------------------------------------------------------------------------------------
Income (loss) before provision
  for income taxes                    (1,593,187)       (285,891)      16,798,014      14,918,936
Provision for income taxes                                              5,919,665       5,919,665
---------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                     (1,593,187)       (285,891)      10,878,349       8,999,271
===================================================================================================

Depreciation and amortization            234,327          32,702           10,084         277,113
Capital expenditures                          --              --               --              --
Segment assets                           108,166          56,659            5,026         169,851

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1998                                  [Expressed in U.S. Currency]



16. UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the Company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

17. SUBSEQUENT EVENTS

On January 22, 1999, the Company purchased 500,000 shares of NETrageous, Inc. a company incorporated in the state of Delaware, in the business of developing WEB sites. The shares were purchased for $250,000, and give the Company a 3% ownership interest.

18. COMPARATIVE FIGURES

Certain of the prior year comparative figures have been reclassified to conform with the current year's presentation.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company's former principal independent accountants, Feldman Radin & Co., P.C. were dismissed by the Company on October 28, 1997 and Ernst & Young was subsequently appointed as the independent accountants by the Board of Directors. The above was disclosed in the Company's Current Report on Form 8-K filed October 28, 1997.

There has been no adverse or disclaimer of opinion nor modification of the opinion on the financial statements for either of the past two years and there have been no disagreements with the former accountants.

                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a)   Directors and Executive Officers

The directors and executive officers of CVF are as follows:

NAME             AGE  POSITION
--------------   ---  ------------------------------------------------
Jeffrey Dreben   53   Director; Chairman, Chief Executive Officer; and President
Robert Nally     50   Director; Secretary; and Treasurer
George Khouri    52   Director; Consultant
Robert Glazier   50   Director
Lawrence Casse   42   Vice-President
Robert Seyler    50   Chief Financial Officer

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

Robert Nally has been Secretary, Treasurer and Director of CVF since September 1995. From 1989 until 1995, Mr. Nally was Vice President and Secretary of CVF Management and one of its cofounders. Prior to that time, Mr. Nally provided commercial development consulting services to the University of Waterloo as Technology Transfer and Commercial Development Officer. Prior to joining the University of Waterloo, he worked for NCR Canada, LTD. for 10 years as Manager of Strategic Planning and New Business Development and Director of Engineering. He earned a Bachelor of Science degree in electrical engineering and a Master of Science degree from the University of Waterloo.

George Khouri has been a consultant to and a Director of CVF since April 1997. Since February 1999 Mr. Khouri has acted in the role of Managing Director of Avalon Group Ltd. From 1993 until September 1996, Mr. Khouri was managing Director-Capital Markets for Nomura Securities International Inc. Prior to that time, Mr. Khouri was a member of Trigon Group, an investment Banking boutique, and has served as President of Prudential Bache Capital Partners. Mr. Khouri received a Bachelor of Arts degree from Tufts University and a masters degree in Business Administration, Investments, from New York University.

Robert Glazier has been an outside Director of CVF since January 1998. Mr. Glazier is founder, President and CEO of Donatech Corporation, an Iowa-based computer software consulting company. Before founding Donatech in 1986, Mr. Glazier was a manager on the cruise missile program with General Dynamics Corporation for 3 years. He also held management positions at Oak Industries, California. Mr. Glazier holds a Masters Degree in Engineering from the University of California Berkley and a Bachelors degree in Engineering from Purdue University.

Lawrence Casse has been a special consultant to the Company since March 1997 and was appointed as Vice President in April 1998. From December 1993 to March 1997, Mr. Casse was President of Resonance Capital Corporation, a company involved in the business of advising and financing technology based companies in Canada and the United States. Mr. Casse has been actively involved in numerous technology-based companies as an investment banker, investor and consultant. Prior to December 1993, Mr. Casse was an investment analyst at Credifinance Securities Limited specializing in technology-based companies and had worked for a number of Canadian investment firms. Mr. Casse earned a Bachelor of Arts degree from the University of Toronto and has since taken numerous courses in electronics and software programming.

Robert Seyler has been Chief Financial Officer of CVF since July 1998. Mr. Seyler was previously Controller for Root, Neal & Company of Buffalo, N.Y. a privately owned company specializing in distributing industrial parts and refrigerants to heavy industry where he had responsibility for all financial functions of the company. From 1973 to 1995 he was employed by C.H. Heist Corporation of Buffalo, New York, a public company with operations in Canada and the United States specializing in industrial maintenance and placement services, where he served as Controller from 1979 to 1994 and Treasurer/Chief Accounting Officer from 1994 to 1995. From 1970 to 1973 he was an auditor for KPMG Peat Marwick in Buffalo, New York. Mr. Seyler has a Bachelor of Business Administration Degree from Niagara University.

Section 16(a) Beneficial Ownership Reporting Compliance

During the fiscal year 1998 none of the officers and directors of CVF, to the knowledge of CVF, were late in filing a report under section 16(a) of the Exchange Act. In addition, Stepworth Holdings (which disclosed as at
December 31, 1997 that it owned more than 10% of CVF's Common Shares) has not filed a report on Form 3 under section 16(a) of the Exchange Act.

ITEM 10     EXECUTIVE COMPENSATION

The following is a summary of the remuneration paid for the 1996, 1997 and 1998 fiscal years by CVF to its Chief Executive Officer and all other executive officers whose cash compensation during the 1998 fiscal year exceeded $100,000.

SUMMARY COMPENSATION TABLE

Name and                                                 Other
Principal                   Salary        Bonus          Compensation
Position         Year         $             $                  $
------------    ------   -----------    ------------    -------------------
Jeffrey Dreben   1996    $  102,765 (1)
CEO and          1997    $  200,000     $500,000 (2)    $638,863 (2)
President        1998    $  200,000     $ 20,000

Robert Nally     1996    $   80,543           0              0
Secretary and    1997    $  140,000     $500,000 (2)    $622,952 (2)
Treasurer        1998    $  133,571 (3) $ 13,492 (3)

(1) Paid in Canadian currency but translated in the table to US currency. Based on the exchange rate of Cdn $1 = U.S. $0.7298 on July 11, 1997.

(2) Other compensation relates primarily to stock options exercised by Messrs. Dreben and Nally. During 1997, CVF purchased 601,932 of its own shares for an aggregate consideration of $10 from a corporation owned by officers of CVF. CVF simultaneously issued to these officers options to purchase an equal number of common shares for $0.05 per share. CVF recorded no expense effect on this exchange. During 1997, the options were exercised at a time when the quoted market price of CVF's common stock was $3 per share. On this sequence of transactions CVF recorded a $727,163 tax benefit as an increase in Additional Paid in Capital. [The net, after tax cash disbursement cost to CVF was approximately $250,000.] The above bonuses were provided to these officers as compensation for the related personal tax liabilities. These bonuses and other compensation are not expected to re-occur in the future. [Other Compensation represents the benefits. The above bonuses were issued to these officers primarily to compensate them for the related personal tax liabilities of exercising the options they received.

(3) Paid in Canadian currency but translated in the table to US currency. Based on the Average exchange rate for 1998 of Cnd $1 = US $.6746

OPTION/SAR GRANT TABLE

      The following table sets forth individual issuance of stock options to acquire Common Shares of CVF granted during the fiscal year ended December 31, 1998 to each of the named Executive Officers.

     Name               Number of         Percent of        Exercise          Expiration
                        Securities        Total options     Price             Date
                        Underlying        Granted to
                        Options granted   Employees in
                                          Fiscal Year
------------------------------------------------------------------------------------------
Jeffrey Dreben          100,000           31.0%             $3.25             Sep.16, 2003
Robert Nally            100,000           31.0%             $3.25             Sep.16, 2003
Lawrence Casse           20,000            6.2%             $3.25             Jun.30, 2003

AGGREGATED OPTION/SAR EXERCISE AND FISCAL YEAR END OPTION/SAR VALUE TABLE

     Name               Shares            Value       Unexercised       Value of
                        Acquired          Realized    Options at        Unexercised
                        On Exercise                   Dec. 31, 1998     In-the-money
                                                      No. Exercisable/  Options at
                                                      Un-exerciseable   Dec. 31, 1998
                                                                        Exercisable/
                                                                        Un-exercisable

------------------------------------------------------------------------------------------
Jeffrey Dreben          NIL               NIL         100,000/NIL       $50,000/NIL
Robert Nally            NIL               NIL         100,000/NIL       $50,000/NIL
Lawrence Casse          NIL               NIL          20,000/NIL       $10,000/NIL

ITEM 11     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Voting Securities and Principal Holders

The following table sets forth, as of March 24, 1999, the approximate number of Common Shares of CVF owned of record or beneficially by each person who owned of record, or was known by CVF to own beneficially, more than 5% of CVF's Common Shares, and the name and shareholdings of each officer and director, and all officers and directors as a group.


                                     AMOUNTS OF            PERCENTAGE OF
                                   COMMON SHARES           COMMON SHARES
  NAME AND ADDRESS               BENEFICIALLY OWNED           OWNED
  --------------------           -------------------     -----------------
Jeffrey I. Dreben (1)(4)(5)             608,524                 8%
916 Center Street
Lewiston, NY 14092

Robert B. Nally (1)(4)(5)               609,524                 8%
189 Mary Street
Waterloo, Ontario
Canada, N2J 1S1

George A. Khouri                         75,000                 0
421 Field Point Road
Greenwich, CT  06836

Robert Glazier                           50,000
916 Center Street
Lewiston, NY  14092

Malcolm I. Gissing (2)                  413,782                 5%
916 Center Street
Lewiston, NY 14092

Brant Investments Limited             1,235,731                15%
c/o Royal Trust Company-
 Pension Dept.
Royal Trust Tower, 7th Floor
77 King Street West
Toronto, Ontario MSW 1P9

Prudential Insurance Co.                610,750                 8%
C/O Canada Trust Pension
  Trust Services
320 Bay Street West, 3rd Floor
Toronto, Ontario
M5H 2P6

Mutual Life Assurance                   359,200                 5%
Company of Canada
227 King Street South
Waterloo, Ontario N2J 4C5

BCE Inc.                                339,200                 5%
c/o BCE Ventures
1000 Rue de la Gauchetiere West
Suite 3600
Montreal, Quebec H3B 4X7

Directors and Officers                1,543,048                19.1%
as a Group (4 persons) (1)(3)(4)(5)(6)

----------

(1) Each of Messrs. Dreben and Nally owns 207,880 Common Shares underlying a warrant (the "Warrant") exercisable by Canadian Venture Founders Management Limited, of which Messrs. Dreben and Nally each owns 21.8%. The wives of Mr. Dreben and Mr. Nally are the registered holders of their husbands' interests in Canadian Venture Founders Management Limited. Accordingly, Mr. Dreben and Mr. Nally expressly disclaim beneficial ownership of the 207,880 Common Shares underlying the Warrant. On September 16, 1998 Messrs. Dreben and Nally were issued 100,000 options to acquire common shares of the company at an option price of $3.25 per share exerciseable up to September 16, 2003. On March 4, 1999 Messrs. Dreben and Nally were issued an additional 100,000 options to acquire the Company's common shares at an option price of $2.88 per share.

(2) Mr. Gissing owns 207,309 Common Shares underling a similar warrant described in (1) above. He holds direct beneficial ownership of these warrants.

(3) Includes 45,000 options to acquire Common Shares of the Company at an option price of $3.25 per share and an additional 30,000 options to acquire common shares at an option price of $2.88 per share.

(4) Includes 20,000 options to acquire Common Shares of the Company at an option price of $3.25 and an additional 30,000 options to acquire common shares at an option price of $2.88 per share.

(5) Includes 20,000 options to acquire common shares at an exercise price of $3.25 per share.

(6) Includes 180,000 options to acquire common shares of the Company at an exercise price of $2.88 per share.

ITEM 12     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with the resignation of Mr. Malcolm Gissing in May 1997 The Company agreed to pay Mr. Gissing a deferred retirement benefit of $6,000 CDN per month for life.

CERTAIN TRANSACTIONS AND RELATIONSHIPS

     Transactions with CVF, Inc. Pursuant to a stock purchase agreement dated February 5, 1997, the Company repurchased 601,932 Shares from CVF, Inc. for an aggregate purchase price of $10.00. The shareholders of CVF, Inc. at that time included Messrs. Dreben and Nally, current directors and nominees for directors of the Company, and Mr. Gissing, a former director of the Company. Also on February 5, 1997, the Company issued options to purchase an aggregate of 601,932 shares for $.05 per Share to Messrs. Dreben, Nally and Gissing. The transactions of February 5, 1997 were structured to be a like-kind exchange with no effect on earnings. On May 30, 1997, these options were exercised.

     Service Agreement with D and N Consulting Corporation. The Company entered into a Service Agreement dated February 10, 1997 with D and N Consulting Corporation ("D and N"), identical to its agreement the Company formerly had with CVF, Inc., the predecessor to D and N, pursuant to which D and N would provide a variety of administrative, managerial and clerical services to the Company. Under the Service Agreement, D and N would be responsible for all administrative requirements of the Company, including, but not limited to, maintaining the books of the Company, preparing periodic reports to the Board of Directors of the Company and providing office facilities and travel expenses. In return for the above services, D and N is to be paid a service fee based on an annual budget prepared by D and N and approved by the Board of Directors of the Company. Messrs. Dreben and Nally are each officers and 50% shareholders of D and N. D and N and the Company have mutually agreed to defer operation of the Service Agreement. Instead, the services continue to be provided by officers, employees and consultants of the Company, and the Company has neither paid nor accrued service fees under the Service Agreement.

     Consulting Arrangement with Mr. Khouri. Pursuant to an Independent Consultant Agreement, for the months of April and May 1997, Mr. Khouri, a director of the Company, provided the Company with consulting services, as well as services as a director, in exchange for which Mr. Khouri received consulting fees of $750 per day and director fees of $1,000 per month. Effective June 1, 1997 the Company reached a new agreement with Mr. Khouri pursuant to which Mr. Khouri provides the Company with consulting services and reports directly to the President of the Company in exchange for which Mr. Khouri receives $10,500 per month and no additional fees as a director for a one-year term which is renewable if mutually agreed to by the parties. This consulting agreement, which was renewed for another year effective June (-) may be terminated by either party upon 90 days notice of the intent to so terminate. Upon termination, Mr. Khouri will resign as a director. Periodically, the President of the Company will review Mr. Khouri's performance and determine whether to continue Mr. Khouri's consulting arrangement. Through the first year, Mr. Khouri automatically received options to purchase 45,000 Shares, one quarter of which (options to purchase 11,250 Shares) vested every three-month period effective June 1, 1997 and all of such options have an exercise price of $5.00 per Share. All of these options have now vested.

     Transactions with RDM Corporation. In December 1997, the Company purchased 1,428,572 special warrants in RDM Corporation for a total purchase price of $1,000,000 (CM) ($659,400 (US) based on the conversion price on August 5, 1998 of $1.00 (US) to $1.52 (CN)). The special warrants were exercised in June 1998 and were exchanged for 1,428,572 common shares of RDM Corporation. During 1998 an additional 339,500 c/s of RDM were purchased bringing the total number of shares owned by CVF in RDM to 1,768,072 shares (approximately 18% of the outstanding shares). RDM Corporation is a Canadian corporation which develops and supplies technologies for check processing and electronic commerce solutions. Mr. Nally, an officer, director and nominee of the Company, has been Chairman of RDM Corporation since 1995 and beneficially owns 1,735,874 common shares (approximately 19.5% of the outstanding shares) of RDM Corporation.

ITEM 13     EXHIBITS AND REPORTS ON FORM 8-K

(3)(i)   Articles of Incorporation
         Filed as an exhibit to CVF's Registration Statement on Form 10SB dated May 29, 1997 and is incorporated herein by reference

(3)(ii)  By-laws
         Filed as an exhibit to CVF's Registration Statement on Form 10SB dated May 29, 1997 and is incorporated herein by reference

(11)     Statement re: Computation of Earnings Per Share filed herewith as
         Exhibit 11

(16)     Letter on Change in Certifying Accountant
         Filed as an exhibit to CVF's Form 8-K filed with the SEC on October 28, 1997 and is incorporated herein by reference

(21)     Subsidiaries of the Registrant filed herewith as Exhibit 21

(27)     Financial Data Schedule

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, CVF caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CVF Corporation

by: /s/ Jeffrey Dreben                    /s/ Robert Seyler
   --------------------------------       -------------------------------
   Jeffrey Dreben, CEO and                CFO Principal Accounting Officer
   President


Jeffrey Dreben         Robert Nally           George Khouri
----------------       ------------------     ------------------
Board Member           Board Member           Board Member


date: March 31, 1999