Form 10QSB
period 1999-03-31
CVF CORP
filed 1999-05-17
CIK 1032997

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

                                QUARTERLY REPORT
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999



                          CVF TECHNOLOGIES CORPORATION
        (Exact name of small business issuer as specified in its charter)

           NEVADA                         0-29266                87-0429335
(State or other jurisdiction          (Commission File       (I.R.S. Employer
of incorporation or organization)         Number)           Identification No.)


                                916 CENTER STREET
                            LEWISTON, NEW YORK 14092
                                 (716) 754-7883
               (Address, including zip code, and telephone number,
          including area code, of issuer's principal executive offices)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ----   ---
     As of May 14, 1999, there were 6,725,328 shares of common stock, $0.001 par value per share, of the issuer outstanding.

     Transitional Small Business Disclosure Format (check one): Yes    No  X
                                                                   ----  ----

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

                  CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                  ---------------------------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                   (UNAUDITED)
                                   -----------


                                                                                        March 31,
                                                                                          1999
                                                                                      ------------
                                            ASSETS
                                            ------

CURRENT ASSETS:
      Cash and cash equivalents                                                       $  2,108,366
      Restricted cash                                                                      173,831
      Marketable securities, at market                                                     249,742
      Trade receivables                                                                  2,419,706
      Inventory                                                                            823,013
      Prepaid expenses and other                                                           107,326
      Income taxes receivable                                                            1,151,894
                                                                                      ------------
           TOTAL CURRENT ASSETS                                                          7,033,878

PROPERTY AND EQUIPMENT, net of accumulated depreciation                                    520,158
HOLDINGS, carried at cost or equity                                                      2,353,455
HOLDINGS AVAILABLE FOR SALE ,  at market                                                 2,317,255
GOODWILL, net of accumulated amortization                                                7,624,966
Deferred income taxes                                                                      179,785
                                                                                      ------------

                                                                                      $ 20,029,497
                                                                                      ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
                            ------------------------------------

CURRENT LIABILITIES:
      Bank indebtedness                                                               $    175,556
      Current portion of long-term debt                                                    285,656
      Trade payables                                                                     1,930,673
      Accrued expenses                                                                     846,093
      Dividends payable on Series A preferred stock                                         75,600
      Dividends payable on subsidiary's shares                                             218,558
                                                                                      ------------
           TOTAL CURRENT LIABILITIES                                                     3,532,136
                                                                                      ------------

LONG TERM DEBT                                                                             632,913
DEFERRED INCOME TAXES                                                                      342,742
MINORITY INTEREST                                                                        3,545,193
PENSION OBLIGATION                                                                         509,266
PREFERRED STOCK OF SUBSIDIARIES                                                          1,138,972
REDEEMABLE SERIES A PREFERRED STOCK                                                        456,250

STOCKHOLDERS' EQUITY:
      Common stock, $0.001 par value, authorized 50,000,000 shares,
          7,155,328  issued and 429,900  in treasury                                         7,155
      Additional paid in capital                                                        18,951,228
      Treasury stock                                                                    (2,678,624)
      Accumulated other comprehensive income                                              (212,391)
      Retained earnings (accumulated deficit)                                           (6,195,343)
                                                                                      ------------
           TOTAL STOCKHOLDERS' EQUITY                                                    9,872,025
                                                                                      ------------

                                                                                      $ 20,029,497
                                                                                      ============



                 See notes to consolidated financial statements

                  CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                  ---------------------------------------------
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------

                                   (UNAUDITED)
                                   -----------


                                                 Three months ended March 31,
                                                      1999           1998
                                                  -----------    -----------


SALES                                             $ 3,236,170    $   647,753

COST OF SALES                                       2,725,372        420,535
                                                  -----------    -----------

GROSS PROFIT                                          510,798        227,218
                                                  -----------    -----------

EXPENSES:
      Selling, general and administrative           1,575,705      2,840,364
      Research and development                        192,359              -
                                                  -----------    -----------
           TOTAL EXPENSES                           1,768,064      2,840,364
                                                  -----------    -----------

INCOME (LOSS) FROM OPERATIONS                      (1,257,266)    (2,613,146)
                                                  -----------    -----------

OTHER INCOME AND (EXPENSES):
      Interest income (expense), net                  (55,695)       290,935
      Other income (expense), net                      29,501        258,751
      Income (loss) from equity affiliates           (252,806)      (302,473)
      Gain (loss) on investments                      146,753        372,294
      Minority interest                               128,456        328,028
                                                  -----------    -----------
           TOTAL OTHER INCOME AND (EXPENSES)           (3,791)       947,535
                                                  -----------    -----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES    (1,261,057)    (1,665,611)

      Provision (benefit) for income taxes           (172,213)       (79,800)
                                                  -----------    -----------

NET INCOME (LOSS)                                 $(1,088,844)   $(1,585,811)
                                                  ===========    ===========

NET INCOME (LOSS) PER SHARE - BASIC               $     (0.16)         (0.28)
                                                  ===========    ===========
NET INCOME (LOSS) PER SHARE - DILUTED             $     (0.16)         (0.28)
                                                  ===========    ===========

WEIGHTED SHARES USED IN COMPUTATION - BASIC         6,727,722      5,748,539
                                                  ===========    ===========
WEIGHTED SHARES USED IN COMPUTATION - DILUTED       6,727,722      5,748,539
                                                  ===========    ===========


                 See notes to consolidated financial statements

                  CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                  ---------------------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

                                   (UNAUDITED)
                                   -----------


                                                                             Three Months Ended March 31,
                                                                             ----------------------------
                                                                                  1999           1998
                                                                              -----------    -----------

CASH FLOW FROM OPERATING ACTIVITIES:
      Net income (loss)                                                       $(1,088,844)   $(1,585,811)
                                                                              -----------    -----------

      Adjustments to reconcile net income (loss) to net
      cash from operating activities:
           Depreciation and amortization                                          192,226         89,745
           (Income) loss from equity affiliates                                   252,806        302,473
           Gain on sale of investments                                           (146,753)      (372,294)
           Deferred tax benefit                                                        --        (79,800)
           Minority interest in earnings (losses) of subsidiaries                (128,456)      (328,028)
           Decrease in pension obligation                                          (4,404)            --

      Changes in operating assets and liabilities (net of acquisitions):
           (Increase) decrease in accounts receivable                             754,583       (229,244)
           (Increase) decrease in inventory                                       (21,294)       (54,507)
           (Increase) decrease in prepaid expenses and other                      230,643       (163,162)
           (Increase) decrease in income taxes receivable                        (138,910)            --
           Increase (decrease) in accounts payable and accrued expenses          (661,825)      (796,538)
           Increase (decrease) in income taxes payable                           (241,929)    (1,820,598)
                                                                              -----------    -----------
                                                                                   86,687     (3,451,953)
                                                                              -----------    -----------

CASH PROVIDED (USED) IN OPERATING ACTIVITIES                                   (1,002,157)    (5,037,764)
                                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                          (11,527)       (38,574)
      Investments in and advances to equity affiliates                           (803,134)      (599,375)
      Repayments from equity affiliates                                                --        235,828
      Purchase of marketable securities                                          (316,734)      (118,118)
      Aquisitions, net of cash acquired                                                --       (978,608)
      Proceeds from sale of investments                                                --        382,952
                                                                              -----------    -----------

CASH PROVIDED (USED) IN INVESTING ACTIVITIES                                   (1,131,395)    (1,115,895)
                                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings (payments) of debt                                                 4,158       (380,354)
      Decrease in restricted cash                                                  (1,467)       (13,509)
      Sale of common stock                                                             --        360,000
      Purchase of treasury stock                                                  (16,521)      (480,618)
                                                                              -----------    -----------

CASH PROVIDED (USED) IN FINANCING ACTIVITIES                                      (13,830)      (514,481)
                                                                              -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
      CASH EQUIVALENTS                                                            (41,429)       141,884
                                                                              -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (2,188,811)    (6,526,256)

CASH AND CASH EQUIVALENTS - beginning of period                                 4,297,177      9,931,906
                                                                              -----------    -----------

CASH AND CASH EQUIVALENTS - end of period                                     $ 2,108,366    $ 3,405,650
                                                                              ===========    ===========



                 See notes to consolidated financial statements

                  CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                  ---------------------------------------------

                        STATEMENT OF COMPREHENSIVE INCOME
                        ---------------------------------

                                   (UNAUDITED)
                                   -----------



                                                                                       Three Months Ended March 31,
                                                                                       ----------------------------
                                                                                           1999            1998
                                                                                        -----------    -----------

Net income (loss)                                                                       $(1,088,844)   $(1,585,811)
                                                                                        -----------    -----------


Other comprehensive income, net of tax:

      Foreign currency translation adjustments                                               54,094       (479,772)

      Unrealized holding gains:
      Unrealized holding gains arising during period (net of tax expense of
            $259,500 in 1999 and $191,549 in 1998)                                          389,250        298,200
      Reclassification adjustments for previously recognized unrealized holding gains
            (net of tax (benefit) of $(164,671) in 1998)                                          0       (305,818)

                                                                                        -----------    -----------
      Net unrealized holding gains                                                          389,250         (7,618)
                                                                                        -----------    -----------

      Total other comprehensive income (loss)                                               443,344       (487,390)
                                                                                        -----------    -----------

      Comprehensive income (loss) during period                                         $  (645,500)   $(2,073,201)
                                                                                        ===========    ===========





                 See notes to consolidated financial statements

                  CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                  ---------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                        THREE MONTHS ENDED MARCH 31, 1999
                        ---------------------------------
                                   (UNAUDITED)
                                   -----------



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

3.       INVESTMENTS
         -----------

                  The following table gives certain summarized unaudited financial information related to the Company's equity basis holdings:


                                     Three Months Ended
                                         March 31,
                                ---------------------------
                                     1999           1998
                                ---------------------------
Net sales                       $    93,380    $   330,116

Gross profit on sales               (40,582)        70,938

Income (loss) from continuing
operations                       (1,083,873)      (776,350)
Net income (loss)                (1,083,873)      (776,350)



4.       INTERIM FINANCIAL STATEMENT DISCLOSURES
         ---------------------------------------

                  Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying unaudited interim financial statements. Reference is made to the Company's audited financial statements for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 1999.

5.       ADOPTION OF ACCOUNTING STANDARD
         -------------------------------

                  During the quarter ended March 31, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". Statement No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosures of certain financial information that historically has not been recognized in the calculation of net income. Other comprehensive income for the three months ended March 31, 1999 consisted of a $389,250 increase in unrealized gains from available for sale securities and a $54,094 gain on foreign currency translation totaling to $443,344. The amounts for the three months ended March 31, 1998 consisted of a $7,618 decrease in unrealized gains from available for sale securities and a $479,772 decrease in foreign currency translation totaling to $487,390.

6.       SEGMENTED INFORMATION
         ---------------------

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

                  The Company has three reportable segments: information technology, environmental products and services and general corporate. The Company's information technology segment consists of three companies that develop and sell electronic motor controllers, advanced process control systems and precious gem identification services to manufacturers, wholesale distributors and retailers. The Company's environmental products and services segment has two operating companies. One develops bioremediation methods to clean soil, air and water which are marketed to heavy industrial manufacturers and municipalities. The other company is in the retail selling of natural products. The Company's general corporate segment includes three companies (two in 1998) which hold various entities, and provide funding to the holdings. This segment's profits arise from interest income and gains on sales of its various holdings.

                  There are no intersegment sales, transfers or profit or loss.

         Industry Segments for the Quarters Ended March 31, 1999 and 1998


                         Information   Environmental    General       Total
                         Technology    Products and    Corporate
                                         Services
1999
Sales                   $ 2,920,473   $   315,697   $         -   $  3,236,170
(Loss) from operations     (637,008)     (224,335)     (395,923)    (1,257,266)
Other income (expense)       98,382        22,774      (124,947)        (3,791)
(Loss) before
  Income taxes             (538,626)     (201,561)     (520,870)    (1,261,057)

1998
Sales                   $   564,579   $    83,174   $         -   $    647,753
(Loss) from operations     (531,224)   (1,532,650)     (549,272)    (2,613,146)
Other income (expense)      (32,955)       (9,672)      990,162        947,535
(Loss) before
  Income taxes             (564,179)   (1,542,322)      440,890     (1,665,611)



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 1998:

Consolidated sales of CVF Technologies Corporation ("CVF" or the "Company") for the three months ended March 31, 1999 are $3,236,170, representing an increase of $2,588,417 (400%) compared to sales of $647,753 for the first quarter of 1998. CVF, on a stand-alone basis, has no sales from operations. Sales and gross profit from sales reflect the operations of CVF's consolidated subsidiaries only. These subsidiaries include Biorem Technologies Inc., GemprintTM Corporation ("GemprintTM"), Solaria Research Enterprises Ltd. ("Solaria"), Dantec Corporation ("Dantec"), Canadian Venture Founders Leasing Corporation, Eastview Marketing One LLC, Grand Island Marketing Inc. ("Elements") and Grand Island Marketing Two LLC. Companies that are not consolidated include, Ecoval Inc., RDM Corporation (formerly Mindflight), Petrozyme Technologies, Inc., and TurboSonic, Inc.

Solaria continued full production on a joint venture, which started in the third quarter of 1998, with a major original equipment manufacturer. This resulted in Solaria's sales increasing by $2,363,395 over the same quarter in 1998. This sales growth should continue through 1999 since this joint venture will be active for the entire year.

Gross profit on a consolidated basis increased by $283,580 or 125%, to $510,798 from $227,218 for the same quarter one year earlier. As with sales the main contributor to this increase is Solaria. The gross profit as a percent of sales declined from 35% in 1998 to 16% in 1999 mainly due to the fact that one of the subsidiary companies reduced its usual profit percentage on a major contract, in order to increase market share. That subsidiary plans to increase its margins on future contracts.

Selling, general and administrative expenses on a consolidated basis amounted to $1,575,705 for the first quarter of 1999. This represents a decrease of $1,264,659 or 45% compared to the first quarter of 1998. The high selling, general and administrative costs incurred in 1998 were chiefly due to advertising costs for an infomercial for Eastview Marketing in the amount of $776,438 and start up costs of $604,224 in Elements. In addition, management is undertaking a concerted effort to effect an overall reduction in administrative costs.

Research and development expenses for the quarter ended March 31, 1999 were $192,359 with no corresponding costs for 1998. GemprintTM, Dantec and Solaria all have ongoing new product development and product enhancement projects moving forward.

Net interest income (expense) decreased from interest income of $290,935 for the quarter ended March 31, 1998 to interest expense of $55,695 for the 1999 first quarter end. Investment of large cash balances during the 1998 first quarter gave rise to the 1998 interest income.

A tax benefit of $172,213 was booked for the quarter ended March 31, 1999. This is the result of being able to carry current losses back to 1997 when the Company made gains on the sale of shares of one of its investments. The tax benefit is based on losses incurred by the consolidated US entities being carried back. Losses incurred by Canadian subsidiaries are not available to recover US taxes paid but will be utilized for Canadian tax purposes when each such entity has taxable income.

As a result of the operations described above, in the first three months of 1999 the Company recorded a net loss of $1,088,844, which represents a 31% decrease in relation to the net loss of $1,585,811 incurred in the comparable period of 1998.

LIQUIDITY AND CAPITAL RESOURCES:

At March 31, 1999, stockholders' equity was $9,872,025 as compared to $10,539,132 at December 31, 1998. This net decrease of $667,107 was primarily attributed to the net loss of $1,088,844 for the quarter ended March 31, 1999 which was partially offset by a $389,250 unrealized gain on investment holdings recognized in the same quarter.

The current ratio of the Company at March 31, 1999 is 2.0 to 1. Although the current ratio declined from 2.3 to 1 at December 31, 1998 it still remains strong. The decline in the current ratio is attributable to the use of cash and cash equivalents to fund ongoing operations during the first quarter of 1999.

As it did in 1998, CVF plans to raise additional funds through either private placement or public offering in order to further augment the growth of its companies. The money raised will be used to acquire additional positions in its existing companies or to acquire companies that are synergistic to the current portfolio. Also as the CVF investee companies mature, CVF will endeavor to assist them in obtaining financing in order to position them for future growth.

IMPACT OF YEAR 2000 COMPLIANCE

The Year 2000 problem, which is a pervasive issue throughout the industrial, financial and service sectors, arises because most computer software was originally created with a two digit date code and would read "00," "01," etc. as meaning 1900, 1901, etc. not 2000, 2001, etc. The Company has completed the upgrade of its software and computer systems to make them Year 2000 ("Y2K") compliant. The cost of this upgrade was approximately $20,000, including software and hardware. The Company's management has surveyed its subsidiary companies and, based upon their responses, does not expect any major malfunction in their internal systems.

Company management has reviewed potential Y2K problems, especially related to third party suppliers and providers of services over which the Company has no control. CVF and its subsidiaries have done an extensive review of their external third party suppliers. All financial institutions with which CVF does business with have responded that they are either now Y2K compliant or will be by December 31, 1999. Also all major suppliers and customers have given assurances that they will be Y2K compliant. While there can be no assurances that there will be no material, adverse consequences, the Company believes that there will be no material cost incurred to become Y2K compliant and does not consider contingency plans to deal with Y2K to be necessary.

FORWARD LOOKING STATEMENTS

The Company believes that certain statements contained in this Quarterly Report on Form 10-QSB constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, performance or achievements to vary materially from the Company's expected results, performance or achievements. These factors include, among others, the following:

  -   general economic and business conditions;
  -   foreign currency fluctuations, particularly involving Canada;
  - the Company's ability to find additional suitable investments and the ability of those investments to generate an acceptable return on invested capital;
  - the uncertainties and risks involved in investing in early-stage development companies which can arise because of the lack of a customer base, lack of name recognition and credibility, the need to bring in experienced management and the need to develop and refine the business and its operations, among other reasons;
  - because many of the businesses that the Company may invest in are developing products that require significant additional development, testing and financial support prior to commercialization, the likelihood that such products can be successfully developed, produced in commercial quantities at reasonable costs and successfully marketed, including, without limitation, the expense, difficulty and delay frequently encountered in connection with the development of new technology and the highly competitive environment of the technology industry;
   - the ability of the Company to assist its investee companies in obtaining additional capital, either from the Company's own resources or other participants, so as to permit these companies to grow;
   - the ability of the Company and its investee companies to attract and retain qualified management and technical personnel;
   - with respect to certain of the Company's investee companies that provide environmental and other highly regulated products and services, the risk of the enactment of new laws and regulations or amendment of existing laws and regulations that adversely affect the business operations and prospects of these companies; and
   -  various other factors referenced in this Quarterly Report on 10-QSB.

The Company will not update any forward-looking information to reflect actual results or changes in the factors affecting the forward-looking information.

                           PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

           (3) (i)  Articles of Incorporation
                    Filed as an exhibit to CVF's Registration Statement on Form 10SB dated May 29, 1997 and is incorporated herein by reference.

           (3) (ii) By-laws
                    Filed as an exhibit to CVF's Registration Statement on Form 10SB dated May 29, 1997 and is incorporated herein by reference

           (27)     Financial Data Schedule

                                   SIGNATURES


           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  May 14, 1999


                                       CVF TECHNOLOGIES CORPORATION



                                       By:        /s/ Jeffrey Dreben
                                          ------------------------------------
                                       Name: Jeffrey Dreben
                                       Title: Chairman of the Board, President
                                              and Chief Executive Officer


                                       By:       /s/ Robert Seyler
                                          ---------------------------
                                       Name: Robert Seyler
                                       Title: Chief Financial Officer