Form 10QSB
period 1999-06-30
CVF CORP
filed 1999-08-16
CIK 1032997

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  -----------



                                   FORM 10-QSB

                                QUARTERLY REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999



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

     As of August 13, 1999, there were 6,720,628 shares of common stock, $0.001 par value per share, of the issuer outstanding.

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

                                                                     June 30,
                                                                       1999
                                                                  ------------

                         ASSETS
                         ------
CURRENT ASSETS:
      Cash and cash equivalents                                    $  1,242,765
      Restricted cash                                                   179,606
      Trade receivables                                               3,464,736
      Inventory                                                         820,075
      Prepaid expenses and other                                         87,071
      Income taxes receivable                                         1,345,451
                                                                   ------------
           TOTAL CURRENT ASSETS                                       7,139,704

PROPERTY AND EQUIPMENT, net of accumulated depreciation                 506,432
HOLDINGS, carried at cost or equity                                   2,101,863
HOLDINGS AVAILABLE FOR SALE ,  at market                              3,063,056
GOODWILL, net of accumulated amortization                             7,506,318
DEFERRED INCOME TAXES                                                   316,062
                                                                   ------------

                                                                   $ 20,633,435
                                                                   ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

CURRENT LIABILITIES:
      Bank indebtedness                                            $    326,450
      Current portion of long-term debt                                 292,595
      Trade payables                                                  2,593,016
      Accrued expenses                                                1,048,703
      Dividends payable on Series A preferred stock                      83,140
      Dividends payable on subsidiary's shares                          236,597
                                                                   ------------
           TOTAL CURRENT LIABILITIES                                  4,580,501
                                                                   ------------

LONG TERM DEBT                                                          609,068
DEFERRED INCOME TAXES                                                   566,102
MINORITY INTEREST                                                     3,798,035
PENSION OBLIGATION                                                      517,003
PREFERRED STOCK OF SUBSIDIARIES                                       1,166,639
REDEEMABLE SERIES A PREFERRED STOCK                                     456,250

STOCKHOLDERS' EQUITY:
      Common stock, $0.001 par value,
        authorized 50,000,000 shares,
        7,155,328  issued and 434,700  in treasury                        7,155
      Additional paid in capital                                     18,951,228
      Treasury stock                                                 (2,694,997)
      Accumulated other comprehensive income                            221,827
      Retained earnings (accumulated deficit)                        (7,545,376)
                                                                   ------------
           TOTAL STOCKHOLDERS' EQUITY                                 8,939,837
                                                                   ------------

                                                                   $ 20,633,435
                                                                   ============


                 See notes to consolidated financial statements

                  CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                  ---------------------------------------------
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------

                                   (UNAUDITED)
                                   -----------


                                                                    Three months ended June 30,     Six months ended June 30,
                                                                        1999           1998            1999             1998
                                                                    ----------     -----------      -----------    ------------
SALES                                                              $ 4,354,953     $   856,611      $7,591,123      $1,504,364

COST OF SALES                                                        3,652,253         452,800       6,377,625         873,335
                                                                   -----------     -----------     -----------     -----------

GROSS PROFIT                                                           702,700         403,811       1,213,498         631,029
                                                                   -----------     -----------     -----------     -----------

EXPENSES:
      Selling, general and administrative                            1,715,323       1,861,431       3,291,028       4,701,795
      Research and development                                         148,476              --         340,835              --
                                                                   -----------     -----------     -----------     -----------
           TOTAL EXPENSES                                            1,863,799       1,861,431       3,631,863       4,701,795
                                                                   -----------     -----------     -----------     -----------

INCOME (LOSS) FROM OPERATIONS                                       (1,161,099)     (1,457,620)     (2,418,365)     (4,070,766)
                                                                   -----------     -----------     -----------     -----------

OTHER INCOME AND (EXPENSES):
      Interest income (expense), net                                     4,558          98,042         (51,137)        388,977
      Other income (expense), net                                       36,273        (150,952)         65,774         107,799
      Income (loss) from equity affiliates                            (253,718)       (501,236)       (506,524)       (803,709)
      Gain (loss) on investments                                        11,269          13,968         158,022         386,262
      Minority interest                                                 43,451          30,296         171,907         358,324
                                                                   -----------     -----------     -----------     -----------
           TOTAL OTHER INCOME AND (EXPENSES)                          (158,167)       (509,882)       (161,958)        437,653
                                                                   -----------     -----------     -----------     -----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                     (1,319,266)     (1,967,502)     (2,580,323)     (3,633,113)

      Provision (benefit) for income taxes                            (217,210)       (904,586)       (389,423)       (984,386)
                                                                   -----------     -----------     -----------     -----------
NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT
      OF A CHANGE IN ACCOUNTING PRINCIPLE                           (1,102,056)     (1,062,916)     (2,190,900)     (2,648,727)
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
      PRINCIPLE NET OF TAX (SEE NOTE 5)                               (253,154)             --        (253,154)             --

                                                                   ===========     ===========     ===========     ===========
NET INCOME (LOSS)                                                  $(1,355,210)    $(1,062,916)    $(2,444,054)    $(2,648,727)
                                                                   ===========     ===========     ===========     ===========

BASIC LOSS PER SHARE
LOSS BEFORE CUMULATIVE EFFECT OF A CHANGE
      IN ACCOUNTING PRINCIPLE                                      $     (0.16)    $     (0.19)    $     (0.32)    $     (0.46)
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
      PRINCIPLE (SEE NOTE 5)                                             (0.04)             --           (0.04)             --
                                                                   ===========     ===========     ===========     ===========
NET LOSS                                                           $     (0.20)    $     (0.19)    $     (0.36)    $     (0.46)
                                                                   ===========     ===========     ===========     ===========

WEIGHTED SHARES USED IN COMPUTATION - BASIC                          6,722,675       5,764,628       6,725,185       5,756,583
                                                                   ===========     ===========     ===========     ===========
WEIGHTED SHARES USED IN COMPUTATION - DILUTED                        6,722,675       5,764,628       6,725,185       5,756,583
                                                                   ===========     ===========     ===========     ===========

                 See notes to consolidated financial statements

                  CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                  ---------------------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

                                   (UNAUDITED)
                                   -----------

                                                                                Six Months Ended June 30,
                                                                                --------------------------
                                                                                  1999             1998
                                                                                --------         --------
CASH FLOW FROM OPERATING ACTIVITIES:
      Net income (loss)                                                      $(2,444,054)     $(2,648,727)
                                                                             -----------      -----------

      Adjustments to reconcile net income (loss) to net
      cash from operating activities:
           Depreciation and amortization                                         364,984         198,106
           (Income) loss from equity affiliates                                  506,524         803,709
           Gain on sale of investments                                          (158,022)       (386,262)
           Cumulative effect of change in accounting principle                   253,154              --
           Deferred tax benefit                                                       --        (115,614)
           Minority interest in earnings (losses) of subsidiaries                 34,732        (358,324)
           Decrease in pension obligation                                         (9,041)             --

      Changes in operating assets and liabilities  (net of acquisitions):
           (Increase) decrease in accounts receivable                           (210,805)       (467,323)
           (Increase) decrease in inventory                                        1,103        (257,460)
           (Increase) decrease in prepaid expenses and other                     256,204        (142,748)
           (Increase) decrease in income taxes receivable                       (304,390)     (1,100,000)
           Increase (decrease) in accounts payable and accrued expenses          140,446         (33,756)
           Increase (decrease) in income taxes payable                          (243,868)     (1,820,598)
                                                                             -----------     -----------
                                                                                 631,021      (3,680,270)
                                                                             -----------     -----------

CASH PROVIDED (USED) IN OPERATING ACTIVITIES                                  (1,813,033)     (6,328,997)
                                                                             -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                         (26,739)       (195,089)
      Investments in and advances to equity affiliates                          (943,237)       (599,375)
      Repayments from equity affiliates                                               --          42,292
      Purchase of holdings available for sale                                   (471,000)       (118,118)
      Aquisitions, net of cash acquired                                         (206,639)             --
      Proceeds from sale of investments                                          228,730         382,952
      Proceeds from sale of marketable securities                                250,244              --
                                                                             -----------     -----------

CASH PROVIDED (USED) IN INVESTING ACTIVITIES                                  (1,168,641)       (487,338)
                                                                             -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings (payments) of debt                                              110,403              --
      Decrease in restricted cash                                                 (3,020)         11,829
      Sale of common stock                                                            --         360,000
      Purchase of treasury stock                                                 (32,965)       (556,162)
                                                                             -----------     -----------

CASH PROVIDED (USED) IN FINANCING ACTIVITIES                                      74,418        (184,333)
                                                                             -----------     -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
      CASH EQUIVALENTS                                                          (147,156)       (283,769)
                                                                             -----------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (3,054,412)     (7,284,437)

CASH AND CASH EQUIVALENTS - beginning of period                                4,297,177       9,931,906
                                                                             -----------     -----------

CASH AND CASH EQUIVALENTS - end of period                                    $ 1,242,765     $ 2,647,469
                                                                             ===========     ===========



                 See notes to consolidated financial statements

                  CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                  ---------------------------------------------

                        STATEMENT OF COMPREHENSIVE INCOME
                        ---------------------------------

                                   (UNAUDITED)
                                   -----------


                                                                Three months ended June 30,       Six months ended June 30,
                                                                   1999            1998             1999            1998
                                                                -----------     -----------     -----------     -----------
Net income (loss)                                               $(1,355,210)    $(1,062,916)    $(2,444,054)    $(2,648,727)
                                                                -----------     -----------     -----------     -----------

Other comprehensive income, net of tax:

      Foreign currency translation adjustments                      102,437         120,349         156,531         359,423

      Unrealized holding gains:

      Unrealized holding gains arising during
      period. Unrealized holding gains are net of
      tax expense of $170,917 and $257,893 for the
      three months ended June 30, 1999 and 1998
      respectively and $371,440 and $456,693 for
      the six months ended June 30, 1999 and 1998
      respectively.                                                 331,781         386,840         721,031         685,040
      Reclassification adjustments for previously recognized
            unrealized holding gains (net of tax
            (benefit) of $(164,671) in 1998)                             --              --              --        (305,818)
                                                                -----------     -----------     -----------     -----------
      Net unrealized holding gains                                  331,781         386,840         721,031         379,222
                                                                -----------     -----------     -----------     -----------

      Total other comprehensive income (loss)                       434,218         507,189         877,562         738,645
                                                                -----------     -----------     -----------     -----------

      Comprehensive income (loss) during period                 $  (920,992)    $  (555,727)    $(1,566,492)    $(1,910,082)
                                                                ===========     ===========     ===========     ===========


                 See notes to consolidated financial statements

                  CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SIX MONTHS ENDED JUNE 30, 1999
                                   (UNAUDITED)



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

3.       INVESTMENTS
         -----------

                  The following table gives certain summarized unaudited financial information related to the Company's equity basis holdings:


                                                                Six Months Ended
                                                                      June 30,
                                                    ------------------------------------------
                                                           1999                      1998
                                                    ------------------------------------------
Net sales                                          $      602,659             $      786,824

Gross profit on sales                                     129,421                     89,525

Income (loss) from continuing operations
                                                       (1,219,431)                (1,635,501)

Net income (loss)                                      (1,219,431)                (1,635,501)

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

5.       ADOPTION OF ACCOUNTING STANDARD
         -------------------------------

                  During the quarter ended June 30, 1999, the Company adopted Statement of Position 98-5 (issued by the Accounting Standards Executive Committee of The American Institute of Certified Public Accountants), "Reporting on the costs of start-up activities" prescribing that start-up costs should be expensed as incurred. A charge of $253,154 net of tax was recorded in the quarter ended June 30, 1999.

                  During the quarter ended March 31, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". Statement No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosures of certain financial information that historically has not been recognized in the calculation of net income. Other comprehensive income for the six months ended June 30, 1999 consisted of a $721,031 increase in unrealized gains from available for sale securities and a $156,531 gain on foreign currency translation totaling to $877,562. The amounts for the six months ended June 30, 1998 consisted of $685,040 of unrealized gains from available for sale securities and a $359,423 in loss on foreign currency translation totaling to $1,044,463.

6.       INCREASE OF INTEREST IN ELEMENTS PARTNERSHIP
         --------------------------------------------

                  On April 1, 1999 Grand Island Marketing Inc., a wholly owned subsidiary of the Company, increased its economic interest in its Elements partnership by an additional 10% through conversion of promissory notes of Cdn $350,000 (US $231,980). This transaction was accounted for substantially as an increase in goodwill and minority interest. After giving effect to the above transaction the voting interest of Grand Island remains at 69% and the economic interest increases to 61%.

7.       SEGMENTED INFORMATION
         ---------------------

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

                  The Company has three reportable segments: information technology, environmental products and services and general corporate. The Company's information technology segment consists of three companies that develop and sell electronic motor controllers, advanced process control systems and precious gem identification services to manufacturers, wholesale distributors and retailers. One of the companies in this sector business is very seasonal with typically 70% or more of the revenues generated in the last half of the year. The Company's environmental products and services segment has two operating companies. One develops bioremediation methods to clean soil, air and water which are marketed to heavy industrial manufacturers and municipalities. The other company is in the retail selling of natural products. The Company's general corporate segment includes three companies (two in 1998) which hold various entities, and provide funding to the holdings. This segment's profits arise from interest income and gains on sales of its various holdings.

                  There are no intersegment sales, transfers or profit or loss.

         Industry Segments for the Six Months Ended June 30, 1999 and 1998

                                                 Information          Environmental      General            Total
                                                 Technology           Products and      Corporate           -----
                                                ------------            Services        ---------
                                                                        --------
           1999
           ----
           Sales                                  6,919,649               671,474             --          7,591,123
           (Loss) from operations                  (988,540)             (381,029)     (1,048,796)       (2,418,365)
           Other income (expense)                   144,989                44,639        (351,586)         (161,958)
           (Loss) before Income
              taxes and cumulative
              effect of a change in
              accounting principle
                                                   (843,551)             (336,390)     (1,400,382)       (2,580,323)

           1998
           ----
           Sales                                  1,230,549               273,815               -         1,504,364
           (Loss) from operations                (1,016,317)           (1,836,461)     (1,217,988)       (4,070,766)
           Other income (expense)                   (58,257)               (8,047)        503,957           437,653
           (Loss) before
             Income taxes                        (1,074,574)           (1,844,508)       (714,031)       (3,633,113)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998:

Consolidated sales of CVF Technologies Corporation ("CVF" or the "Company") for the three months ended June 30, 1999 amounted to $4,354,953, representing an increase of $3,498,342 (408%) compared to sales of $856,611 for the same period in 1998. CVF, on a stand-alone basis, has no sales from operations. Sales and gross profit from sales reflect the operations of CVF's consolidated subsidiaries only. These subsidiaries include Biorem Technologies Inc. ("Biorem"), Gemprint(TM) Corporation ("Gemprint(TM)"), Solaria Research Enterprises Ltd. ("Solaria"), Dantec Corporation ("Dantec"), Canadian Venture Founders Leasing Corporation, Eastview Marketing One LLC, Grand Island Marketing Inc. ("Elements") and Grand Island Marketing Two LLC. Investee companies in which CVF has less than 51% ownership are not included in the consolidation. These companies include Ecoval Inc., RDM Corporation, Petrozyme Technologies, Inc., and TurboSonic, Inc.

During the second quarter of 1999 Solaria continued full production on a joint venture contract (which began in the third quarter of 1998) with a major original equipment manufacturer. This resulted in Solaria's sales for the second quarter of 1999 increasing by $3,121,064(1,038%) over the same period in 1998. This sales growth should continue throughout 1999 as the joint venture will be active for the entire year. Elements, Dantec and Biorem collectively had a $392,545 (78%) increase in sales in the second quarter of the 1999 period compared to the 1998 period due to Elements 2 stores being opened for the entire 1999 period, the amalgamation of Dantec which occurred on June 30, 1998 (combining Dantec Electronics and Dantec Systems) and Biorem's accelerating new business in biofilter sales.

CVF's gross profit increased by $298,889 (74%) but as a percentage of sales declined from 47.1% in the second quarter of 1998 to 16.1% for the same period in 1999. This decrease is mainly due to Solaria reducing its usual gross profit on the joint venture contract referred to above in order to increase market share. Solaria plans to increase its margins on future contracts. Biorem's gross profit increased by $111,128 compared to the second quarter of 1998 due to the sales increase. Dantec's gross profit increased by $81,361 over the second quarter of 1998 due to the sales increase.

Selling, general and administrative expenses on a consolidated basis amounted to $1,715,323 for the second quarter of 1999. This represents a decrease of $146,108 or 8% compared to the second quarter of 1998. The high selling, general and administrative costs incurred in 1998 were mainly due to advertising costs for an infomercial for Eastview Marketing in the amount of $172,941. This was offset somewhat by higher costs at Dantec, Biorem and Elements due to the sales increases. In addition, management continues to undertake a concerted effort to effect an overall reduction in administrative costs.

Research and development expenses for the second quarter of 1999 were $148,476 with no corresponding costs for 1998. Gemprint(TM), Dantec and Solaria all have ongoing new product development and product enhancement projects moving forward.

Net interest income (expense) decreased from interest income of $98,042 for the second quarter of 1998 to interest income of $4,558 for the same period in 1999. Investment of large cash balances gave rise to the substantially higher interest income in the second quarter of 1998.

A tax benefit of $217,210 was booked for the three months ended June 30, 1999. This is the result of being able to carry current losses back to 1997 when the Company made significant gains on the sale of shares of one of its investments. The tax benefit is based on losses incurred by the consolidated US entities being carried back. Losses incurred by Canadian subsidiaries are not available to recover US taxes paid but will be utilized when each such entity has taxable income in Canada.

The cumulative effect of a change in accounting principle for the three months ended June 30, 1999, reflects a charge of $253,154 net of tax, for the write off of previously capitalized start-up costs. The Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 98-5, which is effective for fiscal years commencing after December 15, 1998. SOP 98-5, "Reporting on the Costs of Start-up Activities", prescribes that start-up costs should be expensed as incurred. The SOP states that its adoption should be reported as a cumulative effect of a change in accounting principle.

As a result of the operations described above, for the three months ended June 30, 1999 the Company recorded a net loss of $1,355,210 as compared to a net loss of $1,062,916 in the corresponding period of 1998.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998:

Consolidated sales of CVF for the six months ended June 30, 1999 amounted to $7,591,123, representing an increase of $6,086,759 (405%) compared to sales of $1,504,364 for the same period in 1998.

During the first half of 1999 Solaria continued full production on a joint venture contract (which began in the third quarter of 1998) with a major original equipment manufacturer. This resulted in Solaria's sales for the first six months of 1999 increasing by $5,482,653 (882%) over the same period in 1998. This sales growth should continue throughout 1999 as the joint venture will be active for the entire year. Elements, Dantec and Biorem collectively had a $592,768 (74%) increase in sales in the first six months of 1999 compared to the 1998 period due to Elements 2 stores being opened for the entire 1999 period, the amalgamation of Dantec which occurred on June 30, 1998 (combining Dantec Electronics and Dantec Systems) and Biorem's accelerating new business in biofilter sales.

CVF's gross profit as a percentage of sales declined from 41.9% in the first six months of 1998 to 16.0% for the same period in 1999. This decrease is mainly due to Solaria reducing its usual gross profit on the joint venture contract referred to above in order to increase market share. Solaria plans to increase its margins on future contracts. Biorem's gross profit increased by $149,148 compared to the first six months of 1998 due to the sales increase.

Selling, general and administrative expenses on a consolidated basis amounted to $3,291,028 for the first six months of 1999. This represents a decrease of $1,410,767 or 30% compared to the first six months of 1998. The higher selling, general and administrative costs incurred in 1998 were mainly due to advertising costs for an infomercial for Eastview Marketing in the amount of $938,000 and start up costs of $604,224 incurred by Elements. In addition, management continues to undertake a concerted effort to effect an overall reduction in administrative costs.

Research and development expenses for the six months ended June 30, 1999 were $340,835 with no corresponding costs for 1998. Gemprint(TM), Dantec and Solaria all have ongoing new product development and product enhancement projects moving forward.

Net interest income (expense) decreased from interest income of $388,977 for the six months ended June 30, 1998 to interest expense of $51,137 for the same period in 1999. Investment of large cash balances during the first six months of 1998 gave rise to the 1998 interest income.

A tax benefit of $389,423 was booked for the six months ended June 30, 1999. This is the result of being able to carry current losses back to 1997 when the Company made significant gains on the sale of shares of one of its investments. The tax benefit is based on losses incurred by the consolidated US entities being carried back. Losses incurred by Canadian subsidiaries are not available to recover US taxes paid but will be utilized when each such entity has taxable income in Canada.

The cumulative effect of a change in accounting principle for the six months ended June 30, 1999, reflects a charge of $253,154 net of tax, for the write off of previously capitalized start-up costs. The Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 98-5, which is effective for fiscal years commencing after December 15, 1998. SOP 98-5, "Reporting on the Costs of Start-up Activities", prescribes that start-up costs should be expensed as incurred. The SOP states that its adoption should be reported as a cumulative effect of a change in accounting principle.

As a result of the operations described above, in the first six months of 1999 the Company recorded a net loss of $2,444,054 as compared to a net loss of $2,648,727 in the corresponding period of 1998.

LIQUIDITY AND CAPITAL RESOURCES:

At June 30, 1999, stockholders' equity was $8,939,837 as compared to $10,539,132 at December 31, 1998. This net decrease of $1,599,295 is primarily attributable to the net loss of $2,444,054 for the six months ended June 30, 1999 which was partially offset by an unrealized gain of $721,034 on investment holdings which was recognized in the same period.

The current ratio of the Company at June 30, 1999 is 1.6 to 1. Although the current ratio declined from 2.3 to 1 at December 31, 1998 it still remains strong. This decline in the current ratio is attributable to the use of cash and cash equivalents to fund ongoing operations (including costs incurred for operating the company and investments into the subsidiaries) during the first six months of 1999.

As it did in 1998, CVF plans to raise additional funds through either private placements or public offerings. The money raised will be used to acquire additional positions in its existing companies or to acquire companies that are synergistic to the current portfolio. Also as the CVF investee companies mature, CVF will endeavor to assist them in obtaining financing in order to position them for future growth.

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


           (11)      Statement re computation of per share earnings

           (27)      Financial Data Schedule

                                   SIGNATURES


           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:            August 13, 1999


                                   CVF TECHNOLOGIES CORPORATION



                                    By:    /s/ Jeffrey Dreben
                                       -----------------------------------
                                    Name:  Jeffrey Dreben
                                    Title: Chairman of the Board, President
                                             and Chief Executive Officer


                                    By:   /s/ Robert L. Miller
                                       -----------------------------------
                                    Name: Robert L. Miller
                                    Title:   Chief Financial Officer

                                EXHIBIT INDEX



           (11)      Statement re computation of per share earnings

           (27)      Financial Data Schedule