Form 10QSB
period 1999-09-30
CVF CORP
filed 1999-11-15
CIK 1032997

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------




                                   FORM 10-QSB

                                QUARTERLY REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999



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

      As of November 12, 1999, there were 6,720,128 shares of common stock, $0.001 par value per share, of the issuer outstanding.

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
                                                             (UNAUDITED)
                                                             -----------

                                                                                    September 30,              December 31,
                                                                                        1999                       1998
                                                                                ----------------------     ----------------------

                                             ASSETS
                                             ------

CURRENT ASSETS:
      Cash and cash equivalents                                                     $  1,035,300          $  4,297,177
      Restricted cash                                                                    181,785               169,945
      Marketable securities, at market                                                         0               101,522
      Trade receivables                                                                2,704,914             3,129,862
      Inventory                                                                          765,209               790,467
      Prepaid expenses and other                                                          73,158               333,262
      Income taxes receivable                                                            738,637               998,750
                                                                                    ------------          ------------
           TOTAL CURRENT ASSETS                                                        5,499,003             9,820,985

PROPERTY AND EQUIPMENT, net of accumulated depreciation                                  481,043               517,444
HOLDINGS, carried at cost or equity                                                    2,261,803             1,777,744
HOLDINGS AVAILABLE FOR SALE ,  at market                                               2,731,111             1,332,538
GOODWILL, net of accumulated amortization                                              7,376,822             7,691,584
Deferred income taxes                                                                    300,920               215,101
                                                                                    ------------          ------------

                                                                                    $ 18,650,702          $ 21,355,396
                                                                                    ============          ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                ------------------------------------

CURRENT LIABILITIES:
      Bank indebtedness                                                             $    327,294          $    130,098
      Current portion of long-term debt                                                  293,586               281,648
      Trade payables                                                                   1,751,458             2,525,737
      Accrued expenses                                                                 1,400,356               876,958
      Dividends payable on Series A preferred stock                                       89,125                69,434
      Dividends payable on subsidiary's shares                                           250,171               203,239
      Income taxes payable                                                                     0               238,570
                                                                                    ------------          ------------
           TOTAL CURRENT LIABILITIES                                                   4,111,990             4,325,684
                                                                                    ------------          ------------

LONG TERM DEBT                                                                           574,388               662,928
DEFERRED INCOME TAXES                                                                    431,091               119,826
MINORITY INTEREST                                                                      3,809,065             3,622,122
PENSION OBLIGATION                                                                       513,921               506,463
PREFERRED STOCK OF SUBSIDIARIES                                                        1,170,591             1,122,991
REDEEMABLE SERIES A PREFERRED STOCK                                                      456,250               456,250

STOCKHOLDERS' EQUITY:
      Common stock, $0.001 par value, authorized 50,000,000 shares,
          7,155,328 issued and 434,700 in treasury                                         7,155                 7,155
      Additional paid in capital                                                      18,951,228            18,951,228
      Treasury stock                                                                  (2,694,997)           (2,662,194)
      Accumulated other comprehensive income                                             (30,780)             (655,736)
      Retained earnings (accumulated deficit)                                         (8,649,200)           (5,101,321)
                                                                                    ------------          ------------
           TOTAL STOCKHOLDERS' EQUITY                                                  7,583,406            10,539,132
                                                                                    ------------          ------------

                                                                                    $ 18,650,702          $ 21,355,396
                                                                                    ============          ============

                 See notes to consolidated financial statements

                 CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------

                                  (UNAUDITED)
                                  -----------


                                                             Three months ended September 30,       Nine months ended September 30,
                                                                   1999               1998               1999             1998
                                                              ------------       ------------       ------------       ------------


SALES                                                         $  4,306,856       $  2,510,404       $ 11,897,979       $  4,014,768

COST OF SALES                                                    3,706,873          1,487,456         10,084,498          2,360,791
                                                              ------------       ------------       ------------       ------------

GROSS PROFIT                                                       599,983          1,022,948          1,813,481          1,653,977
                                                              ------------       ------------       ------------       ------------

EXPENSES:
      Selling, general and administrative                        1,466,089          1,440,933          4,757,117          6,142,728
      Research and development                                     175,176            264,683            516,011            264,683
                                                              ------------       ------------       ------------       ------------
           TOTAL EXPENSES                                        1,641,265          1,705,616          5,273,128          6,407,411
                                                              ------------       ------------       ------------       ------------

INCOME (LOSS) FROM OPERATIONS                                   (1,041,282)          (682,668)        (3,459,647)        (4,753,434)
                                                              ------------       ------------       ------------       ------------

OTHER INCOME AND (EXPENSES):
      Interest income (expense), net                               (33,872)           160,470            (85,009)           549,447
      Other income (expense), net                                   28,867            322,416             94,641            430,215
      Income (loss) from equity affiliates                        (238,581)          (584,585)          (745,105)        (1,388,294)
      Gain (loss) on investments                                       188            (69,944)           158,210            316,318
      Minority interest                                              2,017             67,365            173,924            425,689
                                                              ------------       ------------       ------------       ------------
           TOTAL OTHER INCOME AND (EXPENSES)                      (241,381)          (104,278)          (403,339)           333,375
                                                              ------------       ------------       ------------       ------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                 (1,282,663)          (786,946)        (3,862,986)        (4,420,059)

      Provision (benefit) for income taxes                        (178,839)           (35,206)          (568,262)        (1,019,592)
                                                              ------------       ------------       ------------       ------------
NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT
      OF A CHANGE IN ACCOUNTING PRINCIPLE                       (1,103,824)          (751,740)        (3,294,724)        (3,400,467)
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
      PRINCIPLE NET OF TAX                                            --                 --             (253,154)              --

                                                              ------------       ------------       ------------       ------------
NET INCOME (LOSS)                                             $ (1,103,824)      $   (751,740)      $ (3,547,878)      $ (3,400,467)
                                                              ============       ============       ============       ============

BASIC LOSS PER SHARE
LOSS BEFORE CUMULATIVE EFFECT OF A CHANGE
      IN ACCOUNTING PRINCIPLE                                 $      (0.17)      $      (0.11)      $      (0.49)      $      (0.57)
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
      PRINCIPLE                                                       --                 --                (0.04)              --
                                                              ------------       ------------       ------------       ------------
NET LOSS                                                      $      (0.17)      $      (0.11)      $      (0.53)      $      (0.57)
                                                              ============       ============       ============       ============

WEIGHTED SHARES USED IN COMPUTATION - BASIC                      6,720,628          6,598,287          6,723,649          6,040,234
                                                              ============       ============       ============       ============
WEIGHTED SHARES USED IN COMPUTATION - DILUTED                    6,720,628          6,598,287          6,723,649          6,040,234
                                                              ============       ============       ============       ============

                 See notes to consolidated financial statements

                 CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

                                  (UNAUDITED)
                                  -----------

                                                                                           Nine Months Ended September 30,
                                                                                         ---------------------------------
                                                                                              1999                1998
                                                                                         -----------          -----------

CASH FLOW FROM OPERATING ACTIVITIES:
      Net income (loss)                                                                  $(3,547,878)         $(3,400,467)
                                                                                         -----------          -----------

      Adjustments to reconcile net income (loss) to net cash from operating activities:
           Depreciation and amortization                                                     541,645              339,655
           (Income) loss from equity affiliates                                              745,105            1,388,294
           Gain on sale of investments                                                      (158,210)            (316,318)
           Cumulative effect of change in accounting principle                               253,154                 --
           Deferred tax benefit                                                                 --                (78,406)
           Minority interest in earnings (losses) of subsidiaries                             32,961             (425,689)
           Decrease in pension obligation                                                    (13,820)                --

      Changes in operating assets and liabilities (net of acquisitions):
           (Increase) decrease in accounts receivable                                        550,083           (1,747,241)
           (Increase) decrease in inventory                                                   57,970             (197,847)
           (Increase) decrease in prepaid expenses and other                                 270,526             (170,943)
           (Increase) decrease in income taxes receivable                                    298,363             (927,992)
           Increase (decrease) in accounts payable and accrued expenses                     (336,567)             (58,199)
           Increase (decrease) in income taxes payable                                      (244,214)          (1,820,598)
                                                                                         -----------          -----------
                                                                                           1,996,996           (4,015,284)
                                                                                         -----------          -----------

CASH PROVIDED (USED) IN OPERATING ACTIVITIES                                              (1,550,882)          (7,415,751)
                                                                                         -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                                     (35,631)            (232,855)
      Investments in and advances to equity affiliates                                    (1,348,697)            (555,287)
      Repayments from equity affiliates                                                         --                227,515
      Purchase of marketable securities                                                     (471,561)            (467,390)
      Aquisitions, net of cash acquired                                                     (206,885)            (978,608)
      Proceeds from sale of investments                                                      479,544              329,797
                                                                                         -----------          -----------

CASH PROVIDED (USED) IN INVESTING ACTIVITIES                                              (1,583,230)          (1,676,828)
                                                                                         -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings (payments) of debt                                                           74,030              424,204
      Decrease in restricted cash                                                             (4,574)             (34,856)
      Sale of common stock                                                                      --              5,137,825
      Borrowings (payments) of debt to related parties                                          --              1,011,184
      Purchase of treasury stock                                                             (33,004)            (737,191)
                                                                                         -----------          -----------
CASH PROVIDED (USED) IN FINANCING ACTIVITIES                                                  36,452            5,801,166
                                                                                         -----------          -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
      CASH EQUIVALENTS                                                                      (164,217)            (665,438)
                                                                                         -----------          -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (3,261,877)          (3,956,851)

CASH AND CASH EQUIVALENTS - beginning of period                                            4,297,177            9,931,906
                                                                                         -----------          -----------

CASH AND CASH EQUIVALENTS - end of period                                                $ 1,035,300          $ 5,975,055
                                                                                         ===========          ===========



                 See notes to consolidated financial statements

                 CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                 ---------------------------------------------

                       STATEMENT OF COMPREHENSIVE INCOME
                       ---------------------------------

                                  (UNAUDITED)
                                  -----------




                                                                               Three months ended             Nine months ended
                                                                                 September 30,                 September 30,
                                                                               1999           1998           1999           1998
                                                                           -----------    -----------    -----------    -----------

Net income (loss)                                                          $(1,103,824)   $  (751,740)   $(3,547,878)   $(3,400,467)
                                                                           -----------    -----------    -----------    -----------


Other comprehensive income, net of tax:

      Foreign currency translation adjustments                                 (49,621)       244,598        106,910        604,021

      Unrealized holding gains:

      Unrealized holding gains arising during period (see note below)         (202,983)      (735,631)       518,048        (50,591)
      Reclassification adjustments for previously recognized unrealized
             holding gains (net of tax (benefit) of $(164,671) in 1998)           --             --             --         (305,818)

                                                                           -----------    -----------    -----------    -----------
      Net unrealized holding gains                                            (202,983)      (735,631)       518,048       (356,409)
                                                                           -----------    -----------    -----------    -----------

      Total other comprehensive income (loss)                                 (252,604)      (491,033)       624,958        247,612
                                                                           -----------    -----------    -----------    -----------

      Comprehensive income (loss) during period                            $(1,356,428)   $(1,242,773)   $(2,922,920)   $(3,152,855)
                                                                           ===========    ===========    ===========    ===========


          Note:Unrealized holding gains are net of tax expense
             (benefit) of ($135,322) and ($378,961) for the three months ended September 30, 1999 and 1998 respectively and $339,129 and ($26,062) for the nine months ended
             September 30, 1999 and 1998 respectively.


             See notes to consolidated financial statements

                  CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                  ---------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                      ------------------------------------
                                   (UNAUDITED)
                                   -----------



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

3.       INVESTMENTS
         -----------

                  The following table gives certain summarized unaudited financial information related to the Company's equity basis holdings:


                                                               Nine Months Ended
                                                                   September 30,
                                                    ---------------------------------------
                                                          1999                      1998
                                                    ---------------------------------------

Net sales                                           $   616,595                 $ 1,018,184

Gross profit on sales                                   133,916                      99,709

Income (loss) from continuing operations             (1,546,534)                 (2,341,506)

Net income (loss)                                    (1,546,534)                 (2,341,506)

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

5.       ADOPTION OF ACCOUNTING STANDARD
         -------------------------------

                  During the quarter ended June 30, 1999, the Company adopted Statement of Position 98-5 (issued by the Accounting Standards Executive Committee of The American Institute of Certified Public Accountants), "Reporting on the costs of start-up activities" prescribing that start-up costs should be expensed as incurred. A charge of $253,154 net of tax was recorded in the quarter ended June 30, 1999.
                  During the quarter ended March 31, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". Statement No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosures of certain financial information that historically has not been recognized in the calculation of net income. Other comprehensive income for the nine months ended September 30, 1999 consisted of a $518,048 increase in unrealized gains from available for sale securities and a $106,910 gain on foreign currency translation totaling to $624,958. The amounts for the nine months ended September 30, 1998 consisted of $50,591 of unrealized loss from available for sale securities and a $604,021 in loss on foreign currency translation totaling to $553,430.

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

         Industry Segments for the Nine Months Ended September 30, 1999 and 1998

                                                          Environmental
                                     Information          Products and            General
                                     Technology              Services            Corporate                Total
                                     ----------           ------------           ---------               --------
1999
----
Sales                                 10,980,082             917,897                  --              11,897,979
(Loss) from operations                (1,223,911)           (721,245)           (1,514,491)           (3,459,647)
Other income (expense)                   112,416              66,793              (582,548)             (403,339)
(Loss) before Income
   taxes and cumulative
   effect of a change in
   accounting principle               (1,111,495)           (654,452)           (2,097,039)           (3,862,986)

1998
----
Sales                                  3,482,068             532,700                  --               4,014,768
(Loss) from operations                (1,096,634)         (1,975,758)           (1,757,471)           (4,829,863)
Other income (expense)                   475,735             (25,342)             (390,623)               59,770
(Loss) before
  Income taxes                          (620,899)         (2,001,100)           (2,148,094)           (4,770,093)

8.       OPTIONS TO ACQUIRE SHARES
         -------------------------
         During the third quarter of 1999 CVF Technologies Corporation and USA Global Link, Inc. agreed to the exchange of options for the purchase of each others common stock. The options were granted as a replacement of the merger agreement, dated June 28, 1999 between the two companies which is no longer in effect.



9.       SUBSEQUENT EVENT
         ----------------
         In October 1999 CVF Technologies Corporation issued 350,000 shares of a new class of convertible preferred shares and warrants to acquire common stock for net cash proceeds of $3,090,000 in a private placement.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998:

Consolidated sales of CVF Technologies Corporation ("CVF" or the "Company") for the three months ended September 30, 1999 amounted to $4,306,856, representing an increase of $1,796,452 (72%) compared to sales of $2,510,404 for the same period in 1998. CVF, on a stand-alone basis, has no sales from operations. Sales and gross profit from sales reflect the operations of CVF's consolidated subsidiaries only. These subsidiaries consist of Biorem Technologies Inc. ("Biorem"), GemprintTM Corporation ("GemprintTM"), Solaria Research Enterprises Ltd. ("Solaria"), Dantec Corporation ("Dantec"), Canadian Venture Founders Leasing Corporation, Eastview Marketing One LLC, Grand Island Marketing Inc. ("Elements") and Grand Island Marketing Two LLC. Investee companies RDM Corporation and TurboSonic Technologies Inc. in which CVF has less than 20% ownership are not included in the consolidation. Profit and loss only are consolidated (Equity method) for companies where CVF holds 20% to 50% ownership. These companies are Ecoval Inc. and Petrozyme Technologies Inc.

During the third quarter of 1999 Solaria continued full production on a joint venture contract (which began in the third quarter of 1998) with a major original equipment manufacturer. This resulted in Solaria's sales for the third quarter of 1999 increasing by $2,053,985 (145%) over the same period in 1998. This sales growth should continue throughout 1999 as the joint venture will be active for the entire year. Dantec's sales decreased by $243,066 (30%) during the third quarter of 1999 compared to the same period in 1998 due to a slowdown in the farm economy.

CVF's gross profit decreased by $422,965 (41%) and as a percentage of sales declined from 40.7% in the third quarter of 1998 to 13.9% for the same period in 1999. This decrease is mainly due to Solaria reducing its usual gross profit on the joint venture contract referred to above in order to increase market share. Solaria plans to increase its margins on future contracts. Also, Dantec's gross profit decreased by $246,256 over the third quarter of 1998 due to the sales decrease.

Selling, general and administrative expenses on a consolidated basis amounted to $1,466,089 for the third quarter of 1999. This represents an increase of $25,156 or 2% compared to the third quarter of 1998. Management continues to undertake a concerted effort to effect an overall reduction in administrative costs.

Research and development expenses for the third quarter of 1999 were $175,176 compared to $264,683 in the 1998 period. This decrease was due to Solaria's expenses being higher in the 1998 period by $74,229 in order to develop new electric controllers even though the 1999 period included increasing expenditures in anticipation of a new product launch. In addition GemprintTM, Dantec, Biorem, Petrozyme and Ecoval also all have ongoing new product development and product enhancement projects moving forward.

Net interest income (expense) decreased from interest income of $160,470 for the third quarter of 1998 to interest expense of $33,872 for the same period in 1999. Investment of large cash balances during the 1998 third quarter gave rise to the substantially higher interest income in 1998.

A tax benefit of $178,839 was booked for the three months ended September 30, 1999. This is the result of being able to carry current losses back to 1997 when the Company made significant gains on the sale of shares of one of its investments. The tax benefit is based on losses incurred by the consolidated US entities being carried back. Losses incurred by Canadian subsidiaries are not available to recover US taxes paid but will be utilized when each such entity has taxable income in Canada.

As a result of the operations described above, for the three months ended September 30, 1999 the Company recorded a net loss of $1,103,824 as compared to a net loss of $751,740 in the corresponding period of 1998.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998:

Consolidated sales of CVF for the nine months ended September 30, 1999 amounted to $11,897,979 representing an increase of $7,883,211 (196%) compared to sales of $4,014,768 for the same period in 1998.

During the first nine months of 1999 Solaria continued full production on a joint venture contract (which began in the third quarter of 1998) with a major original equipment manufacturer. This resulted in Solaria's sales for the first nine months of 1999 increasing by $7,536,637 (370%) over the same period in 1998. This sales growth should continue throughout 1999 as the joint venture will be active for the entire year. Elements had a $235,431 (55%) increase in sales in the first nine months of 1999 period due to 2 stores being open for the entire period which operated for only a portion of the 1998 period (a third store was opened in August, 1999). Biorem enjoyed a $149,766 (144%) increase in sales compared to the same period in 1998 due to accelerating new business in biofilter sales.

CVF's gross profit as a percentage of sales declined from 40.7% in the first nine months of 1998 to 13.9% for the same period in 1999. This decrease is mainly due to Solaria reducing its usual gross profit on the joint venture contract referred to above in order to increase market share. Solaria plans to increase its margins on future contracts. Biorem's gross profit increased by $57,973 compared to the first nine months of 1998 due to the sales increase.

Selling, general and administrative expenses on a consolidated basis amounted to $4,757,117 for the first nine months of 1999. This represents a decrease of $1,385,611 or 23% compared to the first nine months of 1998. The higher selling, general and administrative costs incurred in 1998 were mainly due to advertising costs for an infomercial for Eastview Marketing in the amount of $938,000 and start up costs of $604,224 incurred by Elements. In addition, management continues to undertake a concerted effort to effect an overall reduction in administrative costs.

Research and development expenses for the nine months ended September 30, 1999 were $516,011 compared to $264,683 for the 1998 period. GemprintTM, Dantec, Solaria, Petroyme and Ecoval all have ongoing new product development and product enhancement projects moving forward.

Net interest income (expense) decreased from interest income of $549,447 for the nine months ended September 30, 1998 to interest expense of $85,009 for the same period in 1999. Investment of large cash balances during the 1998 first nine months gave rise to the higher interest income in 1998.

A tax benefit of $568,262 was booked for the nine months ended September 30, 1999. This is the result of being able to carry current losses back to 1997 when the Company made significant gains on the sale of shares of one of its investments. The tax benefit is based on losses incurred by the consolidated US entities being carried back. Losses incurred by Canadian subsidiaries are not available to recover US taxes paid but will be utilized when each such entity has taxable income in Canada.



Cumulative effect of a change in accounting principle for the nine months ended September 30, 1999, reflects a charge of $253,154 net of tax, for the write off of previously recorded start-up costs. The Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 98-5, which is effective for fiscal years commencing after December 15, 1998. SOP 98-5, "Reporting on the Costs of Start-up Activities", prescribes that start-up costs should be expensed as incurred. The SOP states that its adoption should be reported as a cumulative effect of a change in accounting principle.

As a result of the operations described above, in the first nine months of 1999 the Company recorded a net loss of $3,547,878 as compared to a net loss of $3,400,467 in the corresponding period of 1998.

LIQUIDITY AND CAPITAL RESOURCES:

At September 30, 1999, stockholders' equity was $7,583,406 as compared to $10,539,132 at December 31, 1998. This net decrease of $2,955,726 is primarily attributable to the net loss of $3,547,878 for the nine months ended September 30, 1999 which was partially offset by an unrealized gain of $518,048 on investment holdings which was recognized in the same period.

The current ratio of the Company at September 30, 1999 is 1.3 to 1. Although the current ratio declined from 2.3 to 1 at December 31, 1998 it still remains strong. This decline in the current ratio is attributable to the use of cash and cash equivalents to fund ongoing operations during the first nine months of 1999.

As it did in 1998, CVF plans to raise additional funds through either private placement or public offering in order to further augment the growth of its companies. The money raised will be used to acquire additional positions in its existing companies or to acquire companies that are synergistic to the current portfolio. Also as the CVF investee companies mature, CVF will endeavor to assist them in obtaining financing in order to position them for future growth. On October 8, 1999 CVF sold 350,000 shares of newly authorized Class B Convertible Preferred Stock plus warrants to acquire Common Stock in a private offering. The net proceeds of the offering of $3,090,000 will be used to acquire additional positions in CVF's existing investees and for new investments.

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

                           PART II - OTHER INFORMATION

Item 2.    Changes in Securities

                 (b) On October 8, 1999, CVG issued 350,000 shares of newly created Series B 6% Convertible Preferred Stock (the "Series B Preferred"). By its terms, the Series B Preferred is senior to each other class of CVF's capital stock, including CVF's Common Stock and has a preference on dividends and on liquidation. In addition, the holders of the Series B Preferred have the right to vote as a class on certain matters, including any action that would change the rights and preferences of the Series B Preferred and any action that would create a new class or series of capital stock having a preference over the Series B Preferred or increase the authorized number of Series B Preferred.

                 (c) On October 8, 1999, CVF sold 350,000 shares of Series B 6% Convertible Preferred Stock ("Series B Preferred") and 215,384 warrants to acquire common stock ("Warrants") for aggregate consideration of $3.5 million to The Shaar Fund Ltd. Net proceeds of the sale to CVF following payment of broker's fees and expenses was approximately $3.09 million. The transaction was a private offering exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The terms of conversion of the Series B Preferred are as follows. At the option of the holder, the Series B Preferred may be converted at any time following 6 months but prior to 9 months following the issue date at the conversion price equal to 85% of the market price of the Common Stock, at any time following 9 months but prior to 12 months after the issue date at a conversion price equal to 82.5% of the market price of the Common Stock, at any time following 12 months but prior to 15 months after the issue date at a conversion price equal to 80% of the market price of the Common Stock, and at any time following 15 months after the issue date at a conversion price equal to 78% of the market price of the Common Stock. If for any reason the Common Stock is delisted from The American Stock Exchange the conversion price will be equal to 50% of the market price of the Common Stock. As used in the preceding sentence, "market price" means the arithmatic mean of the closing sale prices of the Common Stock as reported on The American Stock Exchange for the 10 trading days immediately preceding the conversion date. At any time that the market price for the Common Stock is below $3.00 per share, the convertibility of the Series B Preferred is subject to certain limitations. The terms of conversion of the Warrants are as follows. The Warrants are exercisable for shares of Common Stock at a purchase price per share equal to 110% of the market price of the Common Stock and are exercisable at any time prior to October 8, 2002. As used in the preceding sentence, "market price" means the average of the closing prices of the Common Stock as reported on The American Stock Exchange for the five trading days immediately preceding the issue date of the Warrants.

Item 4.    Submission of Matters to Vote of Security Holders.

           On July 22, 1999, CVF held its Annual Meeting of Stockholders. The only matter voted upon at the Annual Meeting was the election of four (4) directors, Jeffrey Dreben, Robert Nally, George Khouri and Robert Glazier. The results of the voting were as follows: 4,476,780 shares were voted in favor of the election of Jeffrey Dreben and George Khouri and no votes were withheld, 4,476,545 shares were voted in favor of Robert Glazier and 235 shares were withheld, and 4,276,136 shares were voted in favor of Robert Nally and 200,644 shares were withheld. All four directors proposed for election at the Annual Meeting were so elected.

Item 6.    Exhibits and Reports on Form 8-K

           (11)     Statement re computation of per share earnings

           (27)     Financial Data Schedule

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:     November 15, 1999


                                      CVF TECHNOLOGIES CORPORATION



                                       By:       /s/ Jeffrey Dreben
                                          ------------------------------------
                                       Name:  Jeffrey Dreben
                                       Title: Chairman of the Board, President
                                                and Chief Executive Officer


                                       By:       /s/ Robert L. Miller
                                          ------------------------------------
                                       Name:  Robert L. Miller
                                       Title: Chief Financial Officer

                                  EXHIBIT INDEX

         (11)              Statement re computation of per share earnings

         (27)              Financial Data Schedule