Form 10KSB40
period 1999-12-31
CVF CORP
filed 2000-04-04
CIK 1032997

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB
       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

                         COMMISSION FILE NUMBER 00-29266

                          CVF TECHNOLOGIES CORPORATION
     -----------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)




              NEVADA                               87-0429335
 ----------------------------------         -----------------------------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

           916 Center Street
           LEWISTON, NEW YORK                      14092
 -----------------------------------         -----------------------
 (Address of principal executive offices)        (Zip Code)



                                 (716) 754-7883
                       ----------------------------------
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Act:


Title of each class                    Name of each exchange on which registered
--------------------------------       -----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
           -----

State issuer's revenues for most recent year: $16,689,360.

Aggregate market value of voting stock held by non-affiliates (based on the closing price on the American Stock Exchange) on March 21, 2000 was approximately $27,685,920. For purposes of determining this amount only, Registrant has defined affiliates as including (a) the executive officers named in Part III of this 10-K report, (b) all directors of Registrant, and (c) each shareholder that has informed Registrant by March 21, 2000 that it is the beneficial owner of 10% or more of the outstanding common stock of Registrant.

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of March 21, 2000:

                        Common Stock: 6,915,622 shares

Transitional Small Business Disclosure Format: Yes      No  X
                                                  -----    -----

PART IV

                                     PART I

ITEM 1.         DESCRIPTION OF BUSINESS


CVF Technologies Corporation ("CVF" or the "Company") is involved in the business of developing and managing start-up and early stage companies primarily engaged in the information technology and environmental technology sectors with an emphasis on e-commerce. CVF's current holding include investments made in its investee companies during the period from 1989 to the present. The Company's mandate is to acquire significant holdings in new and emerging technology companies and then to assist them in their management, explore such e-commerce potential as they may have and through them to engage in their respective businesses.

CVF's plan is to generate revenues and profits through consolidation of the operating results of its investee companies. CVF also plans to realize gains through the eventual sale of all or a portion of its holdings in these companies at such time as management determines that CVF's funds can be better deployed in other industries or companies. CVF's goal is to maximize the value of its holdings in its investee companies for the Company's shareholders. One important way that CVF accomplishes this is by taking an investee company public at the appropriate time. This has been done with the investee companies Certicom Corporation, RDM Corporation and TurboSonic Technologies, Inc. CVF plans to offer its shareholders the opportunity to directly participate in public offerings of its investee companies, where this is considered appropriate.

After CVF's initial investment, an investee company often requires additional capital to meet its business plan. Consequently, the Company actively assists its investee companies in obtaining additional capital which is usually sourced through CVF's own resources or via other participants.


The following is a list of CVF's investee companies (the "Corporations"), showing the Company's percentage ownership:

                                               CVF's PERCENTAGE OWNERSHIP
CORPORATION                                       OF VOTING SECURITIES
1.  Canadian Venture Founders Leasing Corp.             100%
2.  CVF Technologies International, Inc.                100%
3.  Eastview Marketing One LLC                          100%
4.  Grand Island Marketing Two LLC                      100%
5.  Grand Island Marketing Inc.                         100%
6.  Solaria Research Enterprises Ltd.                    75%
7.  Gemprint(TM) Corporation                             73%
8.  Biorem Technologies Inc.                             69%
9.  Dantec Corporation                                   54%
10. Petrozyme Technologies Inc.                          50%
11. Ecoval Inc.                                          27%
12. RDM Corporation                                      16%
13. TurboSonic Technologies, Inc.                        13%
14. NETrageous Inc.                                       3%

The Corporations
----------------

With the exception of RDM Corporation and TurboSonic Technologies Inc., all of the Corporations are private companies. The following paragraphs provide a brief description of each Corporation. Each Corporation has its own business plan, history and financial statements. Also, each Corporation has completed the development of its own products; established markets and distribution channels; sold its products; and put effective management teams in place or is currently working to improve its management.

Proceeds from any additional funding received by the Corporations will be utilized, in each case, primarily for expansion of production and sales capability to enable the Corporation to realize its commercial potential over the next three to five years. As is common with early stage technology companies, each of the Corporations has historically operated at a loss or at break-even and some of the Corporations will probably continue to operate at a loss for the foreseeable future.

Consolidated Entities:
---------------------

'Consolidated Entities' refers to those Corporations in which CVF has greater than a 50% ownership of the voting stock. The total assets and liabilities of the Consolidated Entities are included within the financial results and position of CVF for the year ended December 31, 1999 and the comparative balances for the previous two years as shown in the Financial Statements included in Part II,
Item 7 of this Form 10-KSB.

The Consolidated Entities which are consolidated within the financial results of CVF are as follows:


1. Canadian Venture Founders Leasing Corporation ("CVFLC")

CVFLC was founded in order to make equipment leases available to the Corporations as well as to provide short-term funding to the Corporations for such items as inventory and receivables. CVFLC is a wholly owned subsidiary of CVF and is managed by the management team of CVF. It is located in Oakville, Ontario Canada.


2. CVF Technologies International, Inc. ('CVF International')

CVF International was incorporated in the State of Delaware on January 29, 1999 for the purpose of providing a base for the expansion of the sales and marketing efforts of the Corporations into the large and rapidly growing markets of the southeastern U.S. CVF International is a wholly owned subsidiary of CVF and the CVF management team manages its small office located in Charlotte, NC.


3. Eastview Marketing One LLC ("Eastview")

Eastview was incorporated in the State of New York on December 19, 1997 for the purpose of developing an infomercial to market in the U.S. natural fertilizers and environmentally safe organic herbicides manufactured by Ecoval Inc. The commercial was completed and tested in 1998 and may be re-used in selective markets in the future.


4. Grand Island Marketing Two LLC ("Grand Island 2")

Grand Island 2 was incorporated on December 17, 1997 in the State of New York. Grand Island 2 is not currently active.


5. Grand Island Marketing Inc. ("Grand Inc.")

Grand Inc. was incorporated in the State of Delaware on January 28, 1998. On January 29, 1998 Grand Inc. entered into an agreement with 21st Century Health Care (1996) Inc. ("21st Century"), a company incorporated in the Province of Ontario and an individual (the "Partnership Agreement") to form a partnership known as "Elements". Grand Inc. made an initial contribution of $1,065,000 in 1998 and an additional contribution of $232,000 in 1999 and has an economic interest of 61% and a Voting Partnership Interest of 69% in Elements. The Partnership Agreement provides that in the event that Elements does not meet its business plan within two years of opening its first store, then 17% of 21st Century's partnership interest shall immediately be transferred to CVF for one dollar. Elements, based in Toronto, Ontario, was formed to carry on the business of operating retail stores offering natural health and food products and health services including naturopathic and homeopathic medicine and chiropractic services, as well as products manufactured by Ecoval Inc. During 1999 Elements opened one additional store, for a total of 3 stores, all currently operating in Toronto. Elements intends eventually to develop a franchise group of stores throughout the U.S. and Canada. Elements has also developed an e-commerce website to sell its products and services over the Internet and is currently in the process of establishing Internet links and alliances.


6.  Solaria Research Enterprises Ltd. ("SRE")

SRE, based in Waterloo, Ontario, is the business of developing, manufacturing and marketing a family of low cost, high efficiency programmable electronic motor speed control products for industrial electric vehicles such as material handling equipment (fork lift trucks, etc.). SRE supplies its controller products to both original equipment manufacturers ("OEM") and the after-market.

SRE continuously improves and updates its product line to bring the latest technological benefits to its customers. In 1999 SRE continued its strategic OEM relationship with a North American fork lift truck manufacturer. SRE's products enjoy strong acceptance in North America and the product line has been further extended to include some European versions.

During 1999 and continuing into 2000, SRE successfully initiated business relationships with a number of OEM accounts in new market areas, including manufacturers of electric scissor lifts and airport ground support vehicles. Development work is continuing on SRE's next generation of controllers.


7. Gemprint(TM) Corporation ("Gemprint")

Gemprint, a Toronto, Ontario based company, is in the business of providing products and services to the jewelry industry to enable diamonds and other precious gems to be uniquely identified non-invasively (fingerprinted) using a patented low power laser imaging system. The results are stored in a data base for later verification and recovery of lost or stolen gems. Gemprint's Isi system has application with all segments of the diamond supply chain: cutter/polishers, grading laboratories, manufacturers, wholesalers, retailers and Internet traders. Gemprint's Isi system sells for approximately $5,000 depending on the application and a fee based on volume is charged to the user for each registration on the Gemprint international database -- which is owned and maintained by Gemprint. Law enforcement agencies and many insurance companies support the Gemprint system (approximately 25 insurance companies offer a 10% discount on diamond insurance policies if a gem is gemprinted).

Gemprint has recently signed three important agreements employing the use of its technology: (1) a contract with the Government of the Northwest Territories of Canada to design a 'Northern' diamond certificate, to establish an on-site data base and to gemprint northern diamonds with two major diamond manufacturers involved in the program; (2) an exclusive distribution agreement with Breebaart Group of Rotterdam covering the territory of Europe; and (3) a contract to develop a unique brand of diamond using a special application of the Gemprint technology. In addition, Gemprint has a contract in effect with Stuller Settings of Lafayette, LA under which Gemprint certificates are offered as a value add-on for all diamonds sold by Stuller.

Gemprint is already sited by some 20 Internet diamond traders and Gemprint's current activities include a strong penetration of this growing Internet trade.


8. Biorem Technologies Inc. ("Biorem")

Biorem, an industrial biotech company based in Guelph, Ontario, is engaged in the business of applying bioconversion and biotransformation technology to municipal and industrial environmental applications. These applications include the treatment of industrial waste streams for liquids or air (biofilters) common to the food processing, agriculture, chemical and pharmaceutical manufacturing industries as well as the treatment or clean-up of organic toxic chemicals in soil or groundwater. Biorem has certain proprietary industrial fermentation techniques which enable it to produce new biological materials for use in bioremediation. Biorem has developed technology for economical and effective cleaning of contaminated soils and organic air streams.

Biorem is still considered to be an early stage developing company and as such has incurred operating losses over the last five years. However, in 1999 Biorem made significant progress in the commercialization of its biofilter technology with several large-scale biofilter installations being completed in the U.S. and Canada. With continued focus on its biofilter business and building on the success achieved in 1999, Biorem expects its revenue growth to carry forward into 2000.

9. Dantec Corporation ("Dantec")

Dantec, a technology company based in Waterloo, Ontario, specializes in on-line product and total process optimization through the development and implementation of advanced process controls. Dantec's technology utilizes sophisticated process control algorithms developed at the University of Waterloo, Ontario. Dantec's technology has been applied to many different processes in the food processing industry from natural grains to aquaculture and snack foods. Other industrial applications include wood, mined, pharmaceutical and petrochemical products.

Dantec's strategy is to provide turnkey, fully automated processes, advanced control solutions and enterprise-wide information systems to its customers worldwide.

In 1999 Dantec focused on growing its business in the industrial market sectors mentioned above. It will continue this focus in 2000 and will continue to develop its strategy of delivering a turnkey approach to its clients on an exclusive basis. Dantec also intends to pursue a strategy of further growth through acquisition.

Equity Investees:

"Equity Investees" are those companies in which CVF holds 50% or less equity ownership but more than or equal to 20% ownership. The Equity Investees' accounts are not consolidated in CVF's financial statements and the net incomes or losses of CVF's Equity Investees are included in CVF's financial statements only to the extent of CVF's percentage holdings of these entities.

The Equity Investees and their businesses are described below:

10. Petrozyme Technologies Inc. ("Petrozyme")

Petrozyme is a Waterloo, Ontario based company engaged in the business of developing and marketing process industrial bio-reactors for the degradation and recovery of petroleum and other industrial waste products. Petrozyme is an early stage developing company and has not yet generated significant revenues. However, Petrozyme's bio-reactors are now operational in Venezuela and successful pilot tests have been completed in Mexico (PMEX) and Canada (Shell) with additional pilot tests targeted for the U.S. and Middle East.

In 1999 the U.S. Environmental Protection Agency completed a study confirming that oil refinery wastes otherwise classified as hazardous have the potential to be de-classified and listed as non-hazardous when treated with Petrozyme's proprietary process. Petrozyme is currently exploring the possibility of partnering with US refinery service companies to increase its access to this market.

11. Ecoval Inc. ("Ecoval")

Ecoval, an Oakville, Ontario based business, was formed to manufacture and market a variety of 100% natural fertilizers, environmentally friendly organic herbicides and tree recovery systems targeted primarily for the lawn and garden retail/consumer market and specialty agricultural markets. The home gardening market alone in the U.S. is currently estimated at $27 billion per year.

Ecoval has received U.S. patents for its herbicide and its 4-4-8 tree recovery fertilizer. Research results show the herbicide to be efficacious, non-toxic, bio-degradable and faster than comparable chemical products. Ecoval's herbicide is currently going through the registration and approval process in Canada and has received approval from the Environmental Protection Agency in the U.S. Ecoval also has a proprietary binder technology to enable the granulation of gypsum, limestone and feathermeal along with other micro-nutrients.

In 1997 Ecoval launched a major marketing campaign in the U.S. The brand name for the U.S. products is Nature's Glory(TM). Ecoval's U.S. operations are conducted through its wholly owned subsidiary, Ecoval USA, Inc., from its office in Greenwich, CT. In 1999 Ecoval's manufacturing facility located in Montreal, Canada was closed down and its assets surrendered to the creditors in order to more cost effectively manufacture its products. Ecoval has since out-sourced its production, packaging and shipping functions in an effort to achieve cost savings and reposition the business primarily in the U.S. market.

Currently, Ecoval has products distributed in 26 states at both the retail and commercial level. Customers include retail garden centers nurseries, landscapers, estate caretakers, municipalities, professional lawn care contractors and golf courses.

Ecoval has developed an e-commerce website to sell not only its own proprietary products, but also a full range of garden supply products.

Less Than 20% Owned:

'Less Than 20% Owned' refers to those investee companies in which CVF has a less than 20% ownership interest. The direct financial results of the Less Than 20% Owned investee companies are not included in CVF's consolidated financial results. The Less Than 20% Owned companies which are publicly traded are carried at market value. CVF provides management expertise and/or financing for some of these entities. It is the intention of CVF to hold its positions in these companies until it is considered that the invested funds can be better utilized in other current or new holdings.

The Less Than 20% Owned investee companies are as follows:

12.  RDM Corporation ("RDM")

RDM, a Waterloo, Ontario public company (CDNX: RC), is a leading developer of specialized software and hardware products for both Internet e-commerce and paper payment processing. RDM provides its technologies and solutions to banks, printers and payment processors in over 35 countries.

CVF holds 1,868,072 common shares of RDM (representing a 16% ownership interest) which were acquired in late 1997, early 1998 and early 1999 at a cost of $991,811. At March 21, 2000, based on the closing market per share price of $2.45, the market value of CVF's holding in RDM was $4,576,776.

13. TurboSonic Technologies, Inc. ("TurboSonic")

TurboSonic, a Waterloo, Ontario public company (OTC Bulletin Board: TSTA), designs and markets proprietary air pollution control technologies to industrial customers worldwide. Its products are designed to meet and exceed the strictest emissions regulations, improve performance, reduce operating costs and recover valuable by-products. Industries served include pulp & paper, metals & mining, cement, waste processing and incineration, power generation and petrochemicals.

CVF holds 1,337,979 common shares of TurboSonic (representing a 13% ownership interest) which were acquired prior to 1999 at a cost of $368,487. At March 21, 2000, based on the closing market per share price of $1.81, the market value of CVF's holding in TurboSonic was $2,421,742.

14.  NETrageous Inc.("NETrageous")

NETrageous, a private company incorporated in the State of Delaware, is in the business of developing websites. CVF invested a total of $250,000 in NETrageous on January 22, 1999 in exchange for approximately 3% of the issued and outstanding common shares.

Number of Employees

As of January 1, 2000, CVF and its Consolidated Entities had a total of 81 full-time employees.

ITEM 2          DESCRIPTION OF PROPERTY

On February 3, 1998 CVF entered into a 2 year lease (with a 1 year extension) for its principal executive offices at 916 Center Street, Lewiston, New York 14092. Lease payments are $25,200 annually. The remainder of the Consolidated Entities locations are leased facilities. These facilities serve as administrative offices and manufacturing (where appropriate) facilities. Each business segment, namely Machine Controls, Identification Systems, Retail Products, Corporate Administration, and All Other uses leased facilities. The facilities generally range in size from 2,000 to 6,000 square feet. The lease terms expire in 2001 to 2004. The Company believes that its present leased facilities are adequate to support its current and anticipated future needs.


ITEM 3          LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings, and, to the best of its knowledge, no such action by or against CVF has been threatened.


ITEM 4          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 1999 no matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise.



                                PART II

ITEM 5          MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS

(a)     Market Information

Until January 28, 1998 the Common Shares of CVF were traded in the over-the-counter market and quoted on the NASD OTC Bulletin Board, a regulated quotation service that captures and displays real-time quotes and indications of interest in securities not listed on The Nasdaq Stock Market or any U.S. exchange. On January 29, 1998 the shares of CVF began trading on the American Stock Exchange. For the period prior to January 29, 1998, the following table sets forth the high and low bid price quotations for the Common Shares in the over-the-counter market as provided by the National Quotation Bureau, Inc. during the periods indicated. The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions. All prices are shown in U.S. dollars. For the period following January 29, 1998, the following table sets forth the high and low sales prices per Common Share on the American Stock Exchange.


                                               LOW            HIGH
                                              -----          ------
      1998 -  1st Quarter                      2.50           7.25
           -  2nd Quarter                     5.375           6.25
           -  3rd Quarter                     2.625          5.625
           -  4th Quarter                     2.625          8.125

      1999 -  1st Quarter                     2.625           4.25
           -  2nd Quarter                      2.00           6.75
           -  3rd Quarter                     2.875           5.50
           -  4th Quarter                      2.50           4.00

      2000 -  1st Quarter (until 3/21/00)     2.563           6.50

As of March 21, 2000, there were 6,915,622 shares of CVF Common Stock outstanding held by holders of record.


(b)     Holders of Record

At March 21, 2000 there were approximately 297 holders of record for the outstanding CVF common shares.

(c)     Dividends

The Company has never paid a dividend on the Common Shares. The payment of any future dividends will be at the sole discretion of CVF's Board of Directors. CVF intends to retain earnings to finance the expansion of its business and does not anticipate paying dividends on the Common Shares in the foreseeable future.

(d)     Recent Sales of Unregistered Securities

The following is a summary of all securities of the Company sold within the past year which were not registered under the Securities Act of 1933, as amended (the "Act"). All of the sales listed below were exempt from registration under the Act in that they did not involve a public offering within the meaning of section 4(2) of the Act and Regulation D, promulgated thereunder. All such sales were to "accredited investors".

NAME                            DATE               AMOUNT OF SECURITIES
----------------------      --------------------   --------------------
Everest Capital
 Corporation                 December 31, 1999             137,500

The securities issued to Everest Capital Corporation represented common shares and were exchanged for 1,871,581 Class B shares of Gemprint held by Everest.

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

During 1998, and 1999, The Company repurchased 162,500 common shares and 10,800 common shares respectively. The total amount of shares repurchased to December 31, 1999 was 436,200 Common Shares.

ITEM 6          MANAGEMENT DISCUSSION AND ANALYSIS

Special Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-KSB, under the captions "The Corporations," "Financial Considerations" and elsewhere, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve unknown and uncertain risks, uncertainties and other factors which may cause the actual results, performance or achievements of CVF, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. See "Financial Considerations". Given these uncertainties, prospective investors are cautioned not to place undo reliance on such forward-looking statements.

Plan of Operation

Over the next year CVF plans to build on the momentum created by the successes and advances achieved by its investee companies in 1999. It will continue its efforts to assist all of its investee companies to realize their full potential, while maintaining a strong focus, established in 1999, on developing the e-commerce parts of their businesses.

The five major Consolidated Entities, Elements, SRE, Gemprint, Biorem and Dantec each made significant progress in 1999 and each is positioned to consolidate and expand in 2000.

Elements' Internet website, designed and built to provide consumers with a user friendly information platform for purchasing all their natural healthcare products, is now operating. In 2000 Elements intends to continue its efforts to launch a national franchise retail chain, explore entry into European markets where natural medicines enjoy high levels of acceptance and expand its online presence through additional weblinks and alliances.

SRE's strategic OEM relationship together with breakthrough sales in the scissors and boom market and in the airport ground support equipment market enabled it to increase its revenues to $12,650,200 in 1999 compared to $4,316,000 in 1998, representing a 193% increase. SRE believes it has accomplished major strides in new product development that will enhance results significantly in the near future. In the longer term, SRE is positioning for major growth in the on-road electric vehicle market which it believes will inevitably occur as energy storage and fuel cell technology improves.

Gemprint's strategy of targeting all links in the diamond supply chain bore fruit in 1999 with the completion of the Canadian Northwest Territories Agreements and the commencement of Gemprinting of cut diamonds sourced in the new Canadian diamond fields. In 2000 Gemprint plans to leverage off its new business relationships to increase sales to wholesalers, laboratories and manufacturers in North America, Europe and the Far East. At the same time Gemprint will work to capitalize on its identification technology and its international data base to become the preferred enabler for securely trading diamonds over the Internet.

Biorem's biofilter marketing efforts paid off in 1999 with a revenue growth of 1,113%, from $109,274 in 1998 to $1,325,771 in 1999. Its product line has been expanded to include modular biofilter package systems which has opened up new market opportunities. In,particular, Biorem plans to develop an e-commerce Internet program for this product line which will provide another avenue for continued rapid sales expansion. Although Biorem expects its rapid internal growth to continue in 2000, it also intends to explore the possibility of achieving additional growth through acquisition.

Dantec had a year of solid accomplishments in 1999, adding several major accounts with high growth potential to a client list that already includes Weston's, Frito-Lay, Cargill, Kraft General Foods, Kelloggs, Ralston Purina, Mars and Maple Leaf Foods. In 1999 Dantec initiated an e-commerce program with its Natural Grain Drying Controls and it is now setting up web links with related businesses, trade journals and associations. In 2000 Dantec intends to continue sales expansion through its expanded base of major industrial companies with worldwide multi-plant operations. Dantec also plans to pursue the possibility of further growth through acquisition.

CVF's two Equity Investees, Petrozyme and Ecoval also showed steady development in 1999 and are positioned to make further progress in 2000.

Petrozyme's highlight in 1999 was its receipt of early indication from the U.S. EPA that materials produced by oil refineries falling within the hazardous materials classification can be declassified and achieve non-hazardous classification when treated with the Petrozyme Process. In 2000 Petrozyme will utilize this development in marketing to U.S. refineries. One important goal is to convert a number of demonstration installations to full scale, operating, revenue-producing bio-reactors. Petrozyme is also exploring the possibility of partnering with U.S. refinery service companies to increase its access to this market.

Ecoval continued development of its Nature's Glory(TM) product line in 1999 with the submission of patent applications for several new natural products including a herbicide, a plant growth regulator, an insecticide, a fungicide and a pre-emergent herbicide. The insecticide and fungicide have been granted EPA exemption and can be marketed immediately. A European distributor for Ecoval's herbicide is now in the process of applying for registration. In 2000 Ecoval will continue its efforts to generate sales revenues through direct marketing efforts, by establishing key distributor relationships in North America and abroad and by further development of e-commerce potential through Internet marketing alliances.

CVF's two Less Than 20% Owned investee companies both made dramatic progress in 1999, continuing into 2000. Since both are publicly traded companies, this success is reflected in the significant appreciation in value of CVF's holdings that occurred over the past several months.

RDM achieved record revenues in 1999 of $3,141,500, an increase of 63% over 1998. Major agreements were concluded including the VeriFone License Agreement for RDM's MICR technology and a purchase order agreement with Fidelity Express and a pilot agreement with the Federal Reserve Bank of Boston for RDM's EC500Oi point-of-sale (POS) systems. In 2000 RDM plans to launch eCheck as an Internet payment choice for business-to-business transactions and to continue to develop key strategic partnerships and marketing relationships for EC500Oi and eCheck.

TurboSonic accomplished a 35% increase in sales in 1999 to $3,856,842 from $2,848,560 in 1998 and converted a loss of $1,041,895 in 1998 to a profit of $169,311 in 1999. Although most of TurboSonic's revenue was generated in U.S. markets, orders were received from all over the world. In 2000 TurboSonic plans continued expansion into U.S. and worldwide markets, further development of a worldwide network of sales representatives and expansion of its capacity to benefit from Internet-sourced E-commerce and marketing opportunities.

CVF will continue to provide equity and debt financing to its group of investee companies as it assesses their needs. CVF will accomplish this by effecting additional private placements or public offerings for itself or by assisting its investee companies in completing private placements or public offerings for themselves, as and when appropriate.

For those shares it holds in its public investee companies, RDM and TurboSonic, CVF will continue to monitor the market value of these holdings with the view to gaining from their future sale.

Individual investee companies are expected to continue approximately the same level of research and development that they have performed in the past two years. There are no expectations for significant increases in plant or equipment or in the number of employees for these companies over the next 12 months.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Consolidated Results 1999 and 1998

Consolidated sales of CVF for fiscal year amounted to $16,689,360, representing an increase of $9,331,364 (127%) compared to sales of $7,357,996 for 1998.
CVF, on a stand-alone basis, has no sales from operations. Sales and gross profit from sales reflect the operations of CVF's consolidated subsidiaries only. These subsidiaries include Grand Island Marketing Inc. ("Elements"), Solaria Research Enterprises Ltd. ("SRE"), Gemprint(TM) Corporation ("Gemprint"), Biorem Technologies Inc. ("Biorem"), Dantec Corporation ("Dantec"), Canadian Venture Founders Leasing Corporation ("CVFLC"), Eastview Marketing One LLC ("Eastview") and Grand Island Marketing Two LLC ("Grand Island 2"). Investee companies in which CVF has less than 50% or less ownership are not included in the consolidation. These companies include Petrozyme Technologies Inc. ("Petrozyme"), Ecoval Inc. ("Ecoval"), RDM Corporation ("RDM"), TurboSonic Technologies, Inc. ("TurboSonic") and NETrageous Inc. ("NETrageous").

During 1999 SRE continued full production on a strategic relationship contract (which began in the third quarter of 1998) with a major original equipment manufacturer. This resulted in SRE's sales for 1999 increasing by $8,334,200 (193%) over 1998. Biorem enjoyed a $1,216,497 (1,113%) increase in sales in 1999 compared to the same period in 1998 due to accelerating new business in biofilter sales. Elements had a $187,498 (28%) increase in sales in 1999 due to 2 stores being open for the entire year which operated for only a portion of the 1998 period (a third store was opened in August, 1999).

CVF's gross profit as a percentage of sales declined from 31.3% in 1998 to 16.2% for 1999. This decrease is mainly due to SRE reducing its usual gross profit on the OEM relationship referred to above in order to increase market share. SRE plans to increase its margins on future contracts. Biorem's gross profit increased by $398,503 compared to 1998 due to the sales increase.

Selling, general and administrative expenses on a consolidated basis amounted to $7,051,947 for 1999. This represents a decrease of $710,240 or 9.2% compared to 1998. The lower selling, general and administrative costs incurred in 1999 are due to advertising costs incurred in 1998 including an informercial for Eastview produced for $922,000 and a decrease in pension expense in 1999 of $439,982. These amounts are partially offset by an increase in 1999 of $524,274 (79%) in sales and marketing expenses, and an increase of $274,946 (20.7%) in salaries/wages. In addition, management continues to undertake a concerted effort to effect an overall reduction in administrative costs.

Research and development expenses for 1999 amounted to $638,146 compared to $441,658 for 1998 (a 44.5% increase). Gemprint, Dantec and SRE all have ongoing new product development and product enhancement projects moving forward which contributed to the increase.

Loss from operations decreased to $4,980,996 in 1999 from $5,899,043 in 1998, a decrease of $918,047 (or 16%). This decrease can be attributed to higher sales and a concerted effort during 1999 to contain spending.

Net interest income (expense) decreased from interest income of $150,274 for 1998 to interest expense of $60,325 for 1999. Investment of large cash balances during a portion of 1998 gave rise to the 1998 interest income. These balances were invested in investee companies during 1998 and were not available to earn interest in 1999.

Other income decreased from $709,805 in 1998 to $282,395 in 1999. 1998 income included interest revenue that had been previously written off for debt in Certicom of $205,592, and a gain on the transfer of technology by Solaria to a customer of $322,790. These two items did not re-occur in 1999.

Losses of CVF from equity holdings, entities in which CVF has a 50% or less ownership, increased from $1,152,190 in 1998 to $1,292,600 in 1999. This increase is attributable to the Company's increased share of the losses of Ecoval and Petrozyme.

Gain on sale of holdings decreased from $579,775 in 1998 to a loss of $97,720 in 1999. In 1998 the Company sold the remainder of its holdings in Certicom Corp.

A tax benefit of $920,467 was booked for 1999. This is the result of CVF being able to carry current losses back to 1997 when the Company made significant gains on the sale of shares of one of its investments. The tax benefit is based on losses incurred by the consolidated wholly owned U.S. entities being carried back. Losses incurred by Canadian subsidiaries are not available to recover U.S. taxes paid but will be utilized when each such entity has taxable income in Canada.

Cumulative effect of a change in accounting principle for 1999 reflects a charge of $253,154 net of tax, for the write off of previously recorded start-up costs. The Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 98-5, which is effective for fiscal years commencing after December 15, 1998. SOP 98-5, "Reporting on the Costs of Start-up Activities", prescribes that start-up costs should be expensed as incurred. The SOP states that its adoption should be reported as a cumulative effect of a change in accounting principle.

Minority interest on the Statement of Operations increased from a loss of $144,329 in 1998 to a gain of $395,780 in 1999. The 1998 loss was primarily due to minority interest sharing in the 1998 net income of Dantec. In 1999, minority interest shared in the net losses of Dantec, Elements, and Solaria.

As a result of the operations described above, the Company recorded a net loss of $5,086,153 in 1999 as compared to a net loss of $4,660,705 incurred in 1998.





COMPARISON OF CONSOLIDATED RESULTS 1998 AND 1997

Sales for the 1998 fiscal year increased by $5,672,597 or 337% to $7,357,996 from $1,685,399 in 1997. CVF, on a stand-alone basis, has no sales from operations. Sales and gross profit from sales reflect the operations of CVF's consolidated subsidiaries only. These subsidiaries include CVFLC, Elements, SRE, Gemprint, Biorem, Dantec, Eastview and Grand Island 2. Companies that are not consolidated include Petrozyme, Ecoval, RDM and TurboSonic.

In 1998 SRE started full production on an arrangement with a major original equipment manufacturer. This resulted in SRE's sales increasing by $3,679,183 over 1997, with the majority of this increase coming in the last two fiscal quarters of 1998. Also making a substantial contribution to the 1998 growth in sales were Dantec and Elements, which commenced business in 1998. These two latter companies had combined sales of $2,759,941 in 1998 with comparable sales in 1997 being only $513,711.

In 1998 the gross margin on a consolidated basis increased by $1,711,224 or 288%, to $2,304,802 from $593,578, one year earlier. As with the 1998 sales increase, the main contributors to this increase are SRE, Dantec and Elements. The gross margin as a percent of sales declined from 35% in 1997 to 31% in 1998 mainly due to the fact that in 1998 SRE reduced its profit percentage on the major OEM contract referred to above in order to increase market share. SRE plans to increase its margins on future contracts.

In fiscal 1998 selling, general and administrative expenses on a consolidated basis increased by $2,394,646 or 45% as compared to fiscal 1997. Advertising costs for an infomercial for Eastview in the amount of $922,336 plus costs incurred by Dantec and Elements in 1998 contributed $1,773,380 to the increase in selling, general and administrative cost. Also one of the investee companies, due to its increase in volume, experienced an increase of $366,577 in its cost. The increase in the selling, general and administrative expenses of the subsidiaries was partially offset by a decrease in officer's bonuses from 1997 to 1998.

Research and development expenses increased by $19,442 to a total of $441,658 (a 4.6% increase) in 1998 over 1997. In 1998 the majority of R&D costs were expended by SRE in order to develop new electric controllers to expand its market share.

Net interest income decreased by $298,410 or 66% in fiscal 1998 from $448,684 earned in 1997 to $150,274 in 1998. This decrease was the result of the cash received in 1997 by CVF from the sale of the shares in Certicom being used in 1998 to continue the support of the Company's investee companies and to make further investments.

Losses from equity holdings, entities in which CVF has a 50% or less ownership, decreased from $2,076,573 in 1997 to $1,152,190 in 1998. These losses were caused by both the activities of these holdings and equity transactions between the equity holdings and third parties, which can provide gains or losses depending upon the overall net book value of these entities. The 1997 loss was offset by a third party dilution gain of $1,931,378. No similar gain occurred in 1998.

The combined sales of Ecoval, Petrozyme and Dantec (for the six months prior to the Dantec amalgamation on June 30, 1998) were $1,114,138 for the 1998 fiscal year compared to $1,560,122 for 1997. The combined net losses of these companies for 1998 was $3,016,717 with CVF's share of these loses being approximately $953,000. The comparable proportion of losses, which CVF included for 1997, was approximately $1,900,000.

Gain on sale of holdings decreased from $19,758,954 in 1997 to $579,775 in 1998. In 1997 CVF sold most of its holdings in Certicom Corp. with the gain in 1998 being a result of the sale of the remainder of the Certicom shares and a gain realized on the sale of a portion of one of CVF's other holdings.

Taxes decreased from a $5,919,665 expense in 1997 to a tax benefit of $1,095,003 in 1998. The gain on the sale of the Certicom Corp. shares in 1997 created the large tax expense and also generated the taxable income to which the 1998 loss was carried back, thereby enabling the establishment of the tax benefit.

LIQUIDITY AND CAPITAL RESOURCES:

At December 31, 1999, stockholders' equity was $9,654,385 as compared to $10,539,132 at December 31, 1998. This net decrease of $884,747 is primarily attributable to the net loss of $5,086,153 incurred in 1999 and the purchase of 10,800 treasury shares of the Company for $37,585. These declines are partially offset by the Series B Convertible Preferred Stock investment during 1999 totalling $3,090,000 net of related costs.

In October 1999, CVF sold 350,000 shares of convertible preferred stock and 215,384 warrants to acquire Common Shares for aggregate consideration of $3.5 million. Net proceeds of the offering were approximately $3.05 million.

The current ratio of the Company as at December 31, 1999 is 1.7 to 1. Although the current ratio has declined from 2.3 to 1 at December 31, 1998 it still remains strong. This decline in the current ratio is attributable to the use of cash and cash equivalents to fund ongoing operations and investments during 1999.

In the future, as it did in 1999, CVF plans to raise additional funds through either private placement or public offering. These funds will be primarily used, as in the past, to further augment the growth of CVF's investee companies and will be employed to acquire additional positions in these companies or to acquire companies that are synergistic to the current portfolio. Also, as the investee companies mature, CVF will endeavor to assist them in obtaining financing from other sources in order to position them for future growth.

The Company's subsidiary Elements had loans in default of certain covenants at year end. To the extent that Elements are unable to remedy the defaults with its bank, the Company plans to assist with this financing.


Impact of Year 2000

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $5,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Financial Considerations

Early Stage Development Companies. Each of the Corporations (other than Canadian Venture Founders Leasing Corp.) is an early stage development Company with a limited relevant operating history upon which an evaluation of its prospects can be made. As such, there can be no assurance of the future success of any of the Corporations.

Quarterly Fluctuations. CVF's operating results have historically been, and will continue to be, subject to quarterly and annual fluctuations due to a variety of factors. Any shortfall in revenues in a given quarter may impact the Company's results of operations due to an inability to adjust expenses during the quarter to match the level of revenues for the quarter. There can be no assurance that the Company will be able to grow in future periods or that it will be able to sustain its level of total revenues or its revenue growth on a quarterly or annual basis.

Rapid Technological Change. The markets for the Corporations' products are generally characterized by rapidly changing technology, evolving industry standards; changes in customer needs and frequent new product introductions. The Corporations' future success will depend on their ability to enhance current products, develop new products on a timely and cost-effective basis, that meet changing customer needs and to respond to emerging industry standards and other technological changes. There can be no assurance that the Corporations will be successful in developing new products or enhancing their existing products on a timely basis, or that such new products or product enhancements will achieve market acceptance.

ITEM 7          FINANCIAL STATEMENTS

CVF TECHNOLOGIES CORPORATION


                          INDEX TO FINANCIAL STATEMENTS


                                                                 PAGE NUMBER



REPORT OF INDEPENDENT AUDITORS'                                     F-2

CONSOLIDATED BALANCE SHEETS                                         F-3

CONSOLIDATED STATEMENTS OF OPERATIONS                               F-5

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                     F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS                               F-8

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME                     F-9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         F-10

                         REPORT OF INDEPENDENT AUDITORS'



To the Stockholders and
Board of Directors of
CVF TECHNOLOGIES CORPORATION

We have audited the accompanying consolidated balance sheets of CVF TECHNOLOGIES CORPORATION as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, cash flows, and comprehensive income for each of the three years in the period ended
December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CVF Technologies Corporation as of December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the financial statements, in 1999 the Company changed its method of accounting for start-up activities.

                                                       /s/  Ernst & Young LLP


Kitchener, Canada,                                          Ernst & Young LLP
March 24, 2000.                                         Chartered Accountants

CVF TECHNOLOGIES CORPORATION


                           CONSOLIDATED BALANCE SHEETS


As of December 31                                            [Expressed in U.S. Currency]

                                                                1999            1998
                                                                 $                $
---------------------------------------------------------------------------------------
ASSETS
CURRENT
Cash and cash equivalents                                     3,557,706       4,297,177
Restricted cash [note 6]                                        185,900         169,945
Marketable securities [note 4]                                       --         101,522
Trade receivables                                             2,112,478       3,129,862
Inventory [note 3]                                              975,027         790,467
Prepaid expenses and other                                       69,044         333,262
Income taxes receivable                                       1,162,253         998,750
---------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                          8,062,408       9,820,985
---------------------------------------------------------------------------------------
Property and equipment, net of accumulated depreciation         479,732         517,444
Holdings, carried at cost or equity [note 4]                  2,162,198       1,777,744
Holdings, available for sale, at market [note 4]              2,160,028       1,332,538
Goodwill, net of accumulated amortization [note 5]            7,539,917       7,691,584
Deferred income taxes [note 10]                                      --          95,275
---------------------------------------------------------------------------------------
TOTAL ASSETS                                                 20,404,283      21,235,570
---------------------------------------------------------------------------------------


                                                                       1999               1998
                                                                         $                  $
-------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank indebtedness [note 6]                                             377,144            130,098
Current portion of long-term debt [note 7]                             249,264            281,648
Loans in default [note 7]                                              248,273                --
Trade payables                                                       1,970,672          2,525,737
Accrued liabilities                                                    993,544            876,958
Dividends payable on Series A and B preferred stock [note 11]          144,592             69,434
Dividends payable on subsidiary's shares [note 13]                     267,266            203,239
Income taxes payable                                                       --             238,570
Debt equivalent [note 8]                                               567,768                --
-------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                            4,818,523          4,325,684
-------------------------------------------------------------------------------------------------
Long-term debt [note 7]                                                275,675            662,928
Deferred income taxes [note 10]                                         51,841                --
Minority interest                                                    4,374,664          3,622,122
Pension obligation [note 9]                                            517,848            506,463
Preferred and other non-voting stock of subsidiaries [note 13]         255,097          1,122,991
-------------------------------------------------------------------------------------------------
                                                                     5,475,125          5,914,504
-------------------------------------------------------------------------------------------------
Redeemable Series A preferred stock, $0.001 par value,
  redeemable at $18.25 per shares, authorized 500,000 shares,
  issued and outstanding 25,000 shares [note 11]                       456,250            456,250
-------------------------------------------------------------------------------------------------
                                                                    10,749,898         10,696,438
-------------------------------------------------------------------------------------------------
Commitments [note 17]
-------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY [note 11]
Common stock, $0.001 par value, authorized 50,000,000 shares, outstanding 6,856,628 [1998; 6,729,928]
  and in treasury 436,200 [1998; 425,400]                                7,293              7,155
Series B convertible preferred stock
  $0.001 par value, liquidation preference of
  30% of Stated Value, authorized, issued and outstanding
  350,000 shares                                                           350                --
Additional paid in capital                                          22,582,146         18,951,228
Treasury stock                                                      (2,699,779)        (2,662,194)
Accumulated other comprehensive income                                  22,963           (655,736)
Accumulated deficit                                                (10,258,588)        (5,101,321)
-------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                           9,654,385         10,539,132
-------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          20,404,283         21,235,570
-------------------------------------------------------------------------------------------------


See accompanying notes

CVF TECHNOLOGIES CORPORATION


                      CONSOLIDATED STATEMENTS OF OPERATIONS


Year ended December 31                             [Expressed in U.S. Currency]




                                                    1999               1998               1997
                                                      $                  $                  $
-------------------------------------------------------------------------------------------------
SALES                                               16,689,360         7,357,996         1,685,399
Cost of sales                                       13,980,263         5,053,194         1,091,821
--------------------------------------------------------------------------------------------------
GROSS MARGIN                                         2,709,097         2,304,802           593,578
--------------------------------------------------------------------------------------------------

EXPENSES
Selling, general and administrative                  7,051,947         7,762,187         5,367,541
Research and development                               638,146           441,658           422,216
--------------------------------------------------------------------------------------------------
                                                     7,690,093         8,203,845         5,789,757
--------------------------------------------------------------------------------------------------
(Loss) from operations                              (4,980,996)       (5,899,043)       (5,196,179)
--------------------------------------------------------------------------------------------------
OTHER INCOME AND (EXPENSES)
Interest (expense) income, net                         (60,325)          150,274           448,684
Other income, net                                      282,395           709,805            52,642
(Loss) from equity investees                        (1,292,600)       (1,152,190)       (2,076,543)
Dilution gain on reduction of
  ownership in equity investees                             --                --         1,931,378
(Loss) Gain on sale of holdings                        (97,720)          579,775        19,758,954
--------------------------------------------------------------------------------------------------
                                                    (1,168,250)          287,664        20,115,115
--------------------------------------------------------------------------------------------------
(Loss) income before provision
  for income taxes                                  (6,149,246)       (5,611,379)       14,918,936
(Recovery of) provision for
  income taxes [note 10]                              (920,467)       (1,095,003)        5,919,665
--------------------------------------------------------------------------------------------------
(Loss) income before cumulative
  effect of a change in accounting
  principle and minority interest                   (5,228,779)       (4,516,376)        8,999,271
--------------------------------------------------------------------------------------------------
Cumulative effect of a change in
  accounting principle net of tax [note 2]            (253,154)               --                --
Minority interest                                      395,780          (144,329)               --
--------------------------------------------------------------------------------------------------
NET (LOSS) INCOME                                   (5,086,153)       (4,660,705)        8,999,271
--------------------------------------------------------------------------------------------------
Basic (loss) earnings per share [note 12]
(Loss) earnings before cumulative effect of a
  change in accounting principle                         (0.73)            (0.75)             1.52
Cumulative effect of a change in
  accounting principle                                   (0.04)               --                --
--------------------------------------------------------------------------------------------------
Net (loss) earnings [note 12]                            (0.77)            (0.75)             1.52
==================================================================================================
DILUTED (LOSS) EARNINGS PER SHARE [note 12]              (0.77)            (0.75)             1.49
--------------------------------------------------------------------------------------------------
BASIC WEIGHTED AVERAGE SHARES [note 12]              6,722,997         6,215,586         5,870,553
--------------------------------------------------------------------------------------------------
DILUTED WEIGHTED AVERAGE SHARES [note 12]            6,722,997         6,215,586         6,009,708
--------------------------------------------------------------------------------------------------


See accompanying notes

CVF TECHNOLOGIES CORPORATION


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


Year ended December 31                            [Expressed in U.S. Currency]


                                                                                ADDITIONAL
                                                         COMMON STOCK            PAID-IN      ACCUMULATED
                                                    SHARES           AMOUNT      CAPITAL       DEFICIT
                                                                       $           $              $
------------------------------------------------------------------------------------------------------------
BALANCE - JANUARY 1, 1997                          5,992,349          5,992     12,930,787     (9,364,806)

Purchase of treasury stock                                --             --             --             --
Net income                                                --             --             --      8,999,271
Dividends on Series A preferred stock                     --             --             --        (54,000)
Sale of available for sale securities                     --             --             --             --
Tax benefit of employee
  stock transaction                                       --             --        727,163             --
Unrealized gain on securities
  available for sale, net of taxes                        --             --             --             --
Translation adjustment                                    --             --             --             --
------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1997                        5,992,349          5,992     13,657,950       (419,535)

Issuance of shares for cash                          997,230            997      4,616,112             --
Purchase of treasury stock                                --             --             --             --
Net (loss)                                                --             --             --     (4,660,705)
Dividends on Series A preferred stock                     --             --             --        (21,081)
Sale of available for sale securities                     --             --             --             --
Shares issued on acquisition of interest
  in Ecoval                                           40,179             40        160,676             --
Private placement sale for cash                      100,000            100        359,900             --
Shares on acquisition of interest in Gemprint         25,570             26        156,590             --
Unrealized gain (loss) on securities
  available for sale, net of taxes                        --             --             --             --
Translation adjustment                                    --             --             --             --
------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1998                        7,155,328          7,155     18,951,228     (5,101,321)

                                                                   ACCUMULATED
                                                                      OTHER
                                                     TREASURY     COMPREHENSIVE       TOTAL
                                                       STOCK         INCOME           EQUITY
                                                          $             $               $
---------------------------------------------------------------------------------------------
BALANCE - JANUARY 1, 1997                              (55,011)     13,562,818      17,079,780

Purchase of treasury stock                          (1,807,038)             --      (1,807,038)
Net income                                                  --              --       8,999,271
Dividends on Series A preferred stock                       --              --         (54,000)
Sale of available for sale securities                       --     (13,840,070)    (13,840,070)
Tax benefit of employee
  stock transaction                                         --              --         727,163
Unrealized gain on securities
  available for sale, net of taxes                          --         305,818         305,818
Translation adjustment                                      --         652,211         652,211
---------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1997                         (1,862,049)        680,777      12,063,135

Issuance of shares for cash                                 --              --       4,617,109
Purchase of treasury stock                            (800,145)             --        (800,145)
Net (loss)                                                  --              --      (4,660,705)
Dividends on Series A preferred stock                       --              --         (21,081)
Sale of available for sale securities                       --        (289,849)       (289,849)
Shares issued on acquisition of interest
  in Ecoval                                                 --              --         160,716
Private placement sale for cash                             --              --         360,000
Shares on acquisition of interest in Gemprint               --              --         156,616
Unrealized gain (loss) on securities
  available for sale, net of taxes                          --         (25,323)        (25,323)
Translation adjustment                                      --      (1,021,341)     (1,021,341)
---------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1998                         (2,662,194)       (655,736)     10,539,132

CVF TECHNOLOGIES CORPORATION


             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY CONT'D


Year ended December 31                           [Expressed in U.S. Currency]

                                                                               SERIES B
                                                                              CONVERTIBLE    ADDITIONAL
                                                       COMMON STOCK            PREFERRED       PAID-IN
                                                  SHARES        AMOUNT           STOCK         CAPITAL
                                                                   $              $               $
------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1998                      7,155,328        7,155           --          18,951,228

Purchase of treasury stock                             --           --            --                 --
Net (loss)                                             --           --            --                 --
Dividends on Series A preferred stock                  --           --            --                 --
Dividends on Series B convertible
  preferred stock                                      --           --            --                 --
Issuance of Series B convertible
  preferred stock                                      --           --            350          3,499,650
Fees on issuance of Series B preferred stock           --           --            --            (410,000)
Shares on acquisition of interest in Gemprint      137,500          138           --             541,268
Unrealized gain on securities
  available for sale, net of taxes                     --           --            --                 --
Translation adjustment                                 --           --            --                 --
------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1999                      7,292,828        7,293           350         22,582,146
------------------------------------------------------------------------------------------------------------

                                                                                        ACCUMULATED
                                                                                           OTHER
                                                   ACCUMULATED          TREASURY       COMPREHENSIVE         TOTAL
                                                     DEFICIT              STOCK           INCOME            EQUITY
                                                        $                   $                $                $
-------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1998                       (5,101,321)         (2,662,194)         (655,736)      10,539,132

Purchase of treasury stock                               --              (37,585)              --           (37,585)
Net (loss)                                        (5,086,153)                --                --        (5,086,153)
Dividends on Series A preferred stock                (22,814)                --                --           (22,814)
Dividends on Series B convertible
  preferred stock                                    (48,300)                --                --           (48,300)
Issuance of Series B convertible
  preferred stock                                        --                  --                --         3,500,000
Fees on issuance of Series B preferred stock             --                  --                --          (410,000)
Shares on acquisition of interest in Gemprint            --                  --                --           541,406
Unrealized gain on securities
  available for sale, net of taxes                       --                  --            371,152          371,152
Translation adjustment                                   --                  --            307,547          307,547
-------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1999                      (10,258,588)         (2,699,779)           22,963        9,654,385
-------------------------------------------------------------------------------------------------------------------


See accompanying notes

CVF TECHNOLOGIES CORPORATION


                      CONSOLIDATED STATEMENTS OF CASH FLOWS


Year ended December 31                             [Expressed in U.S. Currency]

                                                                1999            1998               1997
                                                                  $               $                 $
----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net (loss) income                                           (5,086,153)       (4,660,705)        8,999,271
Adjustments to reconcile net (loss) income
  from operating activities [note 15]                        2,191,717         1,816,153       (19,256,776)
Changes in operating assets and liabilities [note 15]          400,445        (4,375,213)        1,844,331
----------------------------------------------------------------------------------------------------------
CASH (APPLIED TO) OPERATING ACTIVITIES                      (2,493,991)       (7,219,765)       (8,413,174)
----------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchase of property and equipment                             (46,217)         (295,212)               --
Investments in and advances to equity investees             (1,585,175)       (1,672,650)         (865,605)
Purchase of holdings available for sale                       (557,296)         (362,860)               --
Repayment from equity investees                                     --           235,032                --
Proceeds from sale of holdings                                 229,616           914,680        20,389,424
Acquisitions, net of cash acquired                                  --          (993,608)         (686,272)
----------------------------------------------------------------------------------------------------------
CASH (APPLIED TO) PROVIDED BY INVESTING ACTIVITIES          (1,959,072)       (2,174,618)       18,837,547
----------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
(Decrease) increase in bank indebtedness                       232,873          (753,176)           58,179
Borrowings of debt                                                  --            79,588           121,365
(Payments) of debt                                            (221,477)               --                --
Issuance of common stock                                            --         4,977,111                --
Issuance of preferred stock, net of expenses                 3,090,000                --                --
(Deposits) reductions of restricted cash                        (5,682)          482,168          (682,361)
Purchase of treasury stock                                     (37,585)         (790,664)       (1,807,038)
Minority investments in subsidiaries                           731,085                --                --
Redemption of preferred and other non-voting
  stock of subsidiaries                                        (20,214)               --                --
----------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (APPLIED TO) FINANCING ACTIVITIES           3,769,000         3,995,027        (2,309,855)
----------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on
 cash and cash equivalents                                     (55,408)         (235,373)          (77,888)
----------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS (APPLIED) PROVIDED
  DURING YEAR                                                 (739,471)       (5,634,729)        8,036,630
Cash and cash equivalents, beginning of year                 4,297,177         9,931,906         1,895,276
----------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                       3,557,706         4,297,177         9,931,906
----------------------------------------------------------------------------------------------------------
Cash paid during the year for interest                         102,361           212,510           163,346
----------------------------------------------------------------------------------------------------------
Cash paid during the year for income taxes                     242,326         1,735,751         4,200,000
----------------------------------------------------------------------------------------------------------

See accompanying notes

CVF TECHNOLOGIES CORPORATION


                           CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME


Year ended December 31                             [Expressed in U.S. Currency]

                                                            1999            1998            1997
                                                              $               $               $
-------------------------------------------------------------------------------------------------
NET (LOSS) INCOME                                       (5,086,153)     (4,660,705)     8,999,271
-------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME, NET OF TAX [note 11]

Foreign currency translation adjustments
  [net of tax effect]                                      307,547      (1,021,341)       652,211

Unrealized holding gains (losses):

  Unrealized holding gains (losses) arising during
  period [net of taxes of $234,139, $(15,218), and
  $42,190 for the years ended
  December 31, 1999, 1998 and 1997]                        361,043         (25,323)        63,948

  Reclassification adjustments for previously
  recognized unrealized holding gains (losses) [net
  of taxes of $6,556, ($156,072), and ($7,322,108)
  for the years ended December 31, 1999, 1998 and 1997]     10,109        (289,849)   (13,598,200)
-------------------------------------------------------------------------------------------------
Net unrealized holding gains (losses)                      371,152        (315,172)   (13,534,252)
-------------------------------------------------------------------------------------------------
Total other comprehensive income (loss)                    678,699      (1,336,513)   (12,882,041)
-------------------------------------------------------------------------------------------------
COMPREHENSIVE (LOSS) INCOME DURING YEAR                 (4,407,454)     (5,997,218)    (3,882,770)
=================================================================================================

See accompanying notes

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1999                                  [Expressed in U.S. Currency]


1. ORGANIZATION AND BUSINESS DESCRIPTION

CVF Technologies Corporation [the "Company"] is a company incorporated under the laws of the State of Nevada.

In 1998, CVF Corporation changed its name to CVF Technologies Corporation. In 1997, CVF Corp. changed its name to CVF Corporation.

The Company is engaged primarily in the business of developing and managing early stage and start-up companies engaged in the information and environmental technologies areas. The Company's mandate is to acquire significant holdings in new and emerging companies primarily in the technology area with a focus on e-commerce, to assist in the management of such companies and through them to engage in the businesses engaged in by such companies. The Company holds majority ownership positions directly or indirectly in the following companies:

Canadian Venture Founders Leasing Corp. ["Leasing"], a wholly-owned subsidiary, provides funding to various investees of the Company.

Biorem Technologies, Inc. ["Biorem"] is an industrial biotech company located in Waterloo, Canada engaged in the business of applying bioconversion and biotransformation technology to a variety of industrial applications such as the treatment or clean-up of organic toxic chemicals in soil or groundwater, the treatment of industrial waste streams for liquids or air [bio-filters] and for use in the food processing, agriculture and pharmaceutical manufacturing industries. At December 31, 1999, the Company had a 69% [69% in 1998] ownership interest in Biorem.

Gemprint Corporation ["Gemprint"] is in the business of providing products and services to the consumer and wholesale jewelry markets to enable diamonds and other precious gems to be uniquely identified non-invasively using a low power laser imaging system unique to Gemprint. The results are stored in a database for later verification and recovery of lost or stolen gems. At December 31, 1999, the Company had a 73% [67% in 1998] ownership interest in Gemprint.

Solaria Research Enterprises, Ltd. ["Solaria"] is a Waterloo, Canada company in the business of developing, manufacturing and marketing a line of electronic motor speed control products for industrial electric vehicles. At December 31, 1999, the Company had a 75% [67% in 1998] ownership interest in Solaria.

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1999                                  [Expressed in U.S. Currency]

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

Grand Island Marketing, Two, LLC ["Grand Island 2"] a wholly-owned subsidiary, was incorporated on December 17, 1997 in the state of New York. When operations begin sometime in the future, Grand Island 2 will market and arrange environmental clean up contracts with real estate developers in the United States using the services of Biorem Technologies, Inc., and other soil remediation companies.

Grand Island Marketing, Inc. ["Grand Inc."] a wholly-owned subsidiary, was incorporated on January 28, 1998 in the state of Delaware. Grand Inc. has a 61% [51% in 1998] economic interest in a partnership, known as "Elements". Elements was formed to carry on the business of operating retail stores offering natural health and food products and health services including naturopathic and homeopathic medicine and chiropractic services as well as products manufactured by Ecoval. Elements has also developed an e-commerce website to market its products and services.

Dantec Corporation ["Dantec"] was formed on June 30, 1998, with the amalgamation of Dantec Electronics Limited, Dantec Systems Corporation, and 1246680 Ontario Limited. Dantec Corporation, located in Waterloo, Canada, manufactures and sells advanced process control systems for a variety of industrial applications. At December 31, 1999, the Company had a 54% [54% in 1998] ownership interest in Dantec.

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


December 31, 1999                                  [Expressed in U.S. Currency]

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

Holdings in securities that are bought and held principally for the purpose of selling in the near term are classified as "marketable securities". Marketable securities are reported at fair value, with the unrealized gain or loss included in comprehensive income.

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


December 31, 1999                                  [Expressed in U.S. Currency]


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT'D

TRADE RECEIVABLES

Trade receivables are presented net of allowance for doubtful accounts. The allowance was $85,977 at December 31, 1999 [$77,052 at December 31, 1998]. Amounts charged to expense were $197,560 during the year ended December 31, 1999 [$25,681 in 1998; $8,500 in 1997]. One customer represents 29% of trade receivables at December 31, 1999 [one customer represented 71% in 1998].

INVENTORY

Finished goods are stated at the lower of cost or market using the first-in, first-out method of costing. Raw materials are stated at the lower of cost or replacement value.

ADVERTISING

Advertising costs are expensed as incurred. Total advertising expenses were $76,881 [$1,088,500 in 1998; $82,733 in 1997].

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is calculated using the straight-line and declining balance methods over the estimated useful lives of the assets, which range from 5 to 10 years. Accumulated depreciation at December 31, 1999 was $739,588 [$588,549 in 1998]. Depreciation expense was $147,716
[$119,558 in 1998; $97,958 in 1997].

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1999                                  [Expressed in U.S. Currency]


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT'D

FINANCIAL INSTRUMENTS

The Company's financial instruments, cash and cash equivalents, restricted cash, trade receivables, income taxes receivable, bank indebtedness, trade payables, accrued liabilities, dividends payable, and income taxes payable, are carried at cost which approximates fair value due to the short-term maturity of these instruments. The Company's long-term debt and pension obligations are carried at cost which approximates fair value, as the debt bears interest at rates approximating current market rates. Marketable securities and holdings available for sale at market are valued at the published stock market values. Those values are subject to market value risks, as stock prices may fluctuate from day to day. Those holdings carried at cost or equity and the non-voting stock of subsidiaries are related to private companies, whose fair market value is not readily determinable.

The majority of the Company's subsidiaries are located in Canada and, although a significant portion of revenues are earned in U.S. dollars, those financial instruments which are denominated in currencies other than U.S. dollars are subject to exchange rate risk. At December 31, the Company had the following Canadian dollar demominated financial instruments (converted to the US equivalents):

                               1999             1998
                            ----------      ----------
Cash                        $1,152,806      $  797,177
Trade Receivables            1,197,909         829,862
Trade Payables               1,209,272       1,025,737
Long-term debt                 773,212         944,576


GOODWILL

Goodwill is recorded in connection with the acquisition of subsidiaries. Goodwill also exists in connection with the acquisition of equity basis holdings, representing the difference between the fair value of identifiable net assets of the underlying equity interest purchased and the amount paid for the interest. Goodwill is amortized over a period of 15 years. Amounts amortized in connection with subsidiaries are charged to amortization expense. The amortization of goodwill implied in the cost of equity investments is charged to gain or loss from equity investees.

The Company assesses the recoverability of goodwill by determining whether the amortization of goodwill over its remaining life can be recovered through projected, undiscounted, future cash flows of the related companies. Goodwill is written down to the extent that projected undiscounted future cash flows do not allow for the recovery of goodwill over its remaining life.

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1999                                  [Expressed in U.S. Currency]


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT'D

MINORITY INTEREST

Minority common equity interests are charged (credited) with their proportionate share of subsidiary losses (net income) to the extent positive equity-adjusted holdings are available. Where excess losses are recorded by the Company they will be charged against minority interests in the event future income becomes available or minority interests contribute additional equity.

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. The net income (loss) available to common stockholders consists of net income (loss) reduced by the dividends on the Company's Series A and B preferred stock. Diluted earnings (loss) per share reflects the per share amount that would have resulted if dilutive potential common stock had been converted to common stock, as prescribed by SFAS 128.

REVENUE RECOGNITION

Revenue is recognized when products are shipped or services are performed.

STOCK-BASED COMPENSATION

The Company and its subsidiaries account for stock and options issued for services in accordance with APB Opinion 25, Accounting for Stock Issued to Employees, by reference to the fair market value of the Company's stock on the date of stock issuance or option grant. The companies use the "intrinsic" value method for determining compensation expense whereby expense is recorded for the quoted market price of the stock issued, or in the case of options, for the difference between the stock's quoted market price on the date of grant and the option exercise price. Where the exercise price equals the market price of the underlying shares, no compensation expense is recorded. All compensation options issued by the Company and its subsidiaries have been issued with an exercise price greater than or equal to the market price of the share at the date of grant.

RESEARCH AND DEVELOPMENT

Research costs and development costs are expensed as incurred. Research and development expenditures are reduced by any related investment tax credits and government grants.

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1999                                  [Expressed in U.S. Currency]


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT'D

INCOME TAXES

The Company accounts for income taxes using the liability method in which a deferred tax asset or liability is determined based upon the tax effect of the differences between the financial statement and tax basis of assets and liabilities, as measured by the enacted rates which will be in effect when these differences reverse. Provision is made for all applicable U.S. and foreign income taxes pursuant to this standard. Canadian research and development tax credits of subsidiaries are credited to the applicable costs when such credits are recognized as more likely than not to be realized.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

COSTS OF START-UP ACTIVITIES

During 1999, the Company adopted Statement of Position 98-5 [issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants]: "Reporting on the cost of start-up activities", prescribing that start-up costs should be expensed as incurred. A cumulative catch-up charge of $253,154, net of tax of $130,414, was recorded during 1999.

DERIVATIVES AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted for the Company's financial statements for the year ended December 31, 2001. The Company has not determined the impact, if any, SFAS 133 will have on its financial statements.

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1999                                  [Expressed in U.S. Currency]


3. INVENTORY

Inventory consists of the following:

                                                      1999               1998
                                                        $                  $
--------------------------------------------------------------------------------
Raw material                                         437,581            261,859
Finished goods                                       537,446            528,608
--------------------------------------------------------------------------------
                                                     975,027            790,467
--------------------------------------------------------------------------------

4. HOLDINGS

The Company accounts for its holdings in the following companies using the equity method:

a. Ecoval Inc. ["Ecoval"], a Montreal, Canada, private company which licenses the production and distribution of its proprietary natural fertilizers and environmentally safe organic herbicides.

b. Petrozyme Technologies, Inc. ["Petrozyme"], a Waterloo, Canada, private company in the business of developing and marketing processes for the degradation of petroleum waste products.

In addition, the Company has holdings in debt and equity securities of the following companies:

a. TurboSonic Canada, Inc. ["TurboSonic"], a Waterloo, Canada private company which is in the business of air pollution control products. The shares of TurboSonic Canada, Inc, are exchangeable for an equal number of shares of its parent, TurboSonic Technologies, Inc., a New Jersey public company.

b. RDM Corporation ["RDM"], formerly known as Mindflight Corporation, a Waterloo, Canada public company in the business of developing and supplying technologies for both paper and electronic based payment systems.

c. NETrageous Inc., a private company incorporated in the state of Delaware, in the business of developing internet websites.

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1999                                  [Expressed in U.S. Currency]

4. HOLDINGS CONT'D

Holdings consisted of the following at December 31, 1999:

                                                                                         HOLDINGS
                                                                     HOLDINGS          AVAILABLE FOR
                                                                      AT COST           FOR SALE AT
                                              PERCENTAGE             OR EQUITY          FAIR VALUE
                                               OWNERSHIP                 $                   $
----------------------------------------------------------------------------------------------------
Ecoval
     1,330,550   common shares [i]                 27%                    --
                 notes and advances [v]                             1,554,757
----------------------------------------------------------------------------------------------------
                                                                    1,554,757
----------------------------------------------------------------------------------------------------

Petrozyme
            50   common shares                     50%                    --
       250,000   Class C non-voting shares        100%                    --
                 notes and advances [v]                               260,092
----------------------------------------------------------------------------------------------------
                                                                      260,092
----------------------------------------------------------------------------------------------------

TurboSonic
     1,337,979   common shares [ii]                13%                                    355,354
----------------------------------------------------------------------------------------------------
RDM
     1,868,072   common shares [iii]               16%                                  1,637,027
----------------------------------------------------------------------------------------------------
NETrageous
       500,000   common shares [iv]                 3%                250,000
----------------------------------------------------------------------------------------------------
Other notes and holdings [v]                                           97,349             167,647
----------------------------------------------------------------------------------------------------
TOTAL                                                               2,162,198           2,160,028
----------------------------------------------------------------------------------------------------

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1999                                  [Expressed in U.S. Currency]

4. HOLDINGS CONT'D

Holdings consisted of the following at December 31, 1998:

                                                                          HOLDINGS      MARKETABLE
                                                           HOLDINGS     AVAILABLE FOR   SECURITIES
                                                            AT COST      FOR SALE AT        AT
                                           PERCENTAGE      OR EQUITY     FAIR VALUE       MARKET
                                            OWNERSHIP          $              $              $
--------------------------------------------------------------------------------------------------
Ecoval
     1,330,550   common shares [i]              27%        535,807
                 notes and advances [v]                    415,654
--------------------------------------------------------------------------------------------------
                                                           951,461
--------------------------------------------------------------------------------------------------

Petrozyme
            50   common shares                  50%            --
       250,000   Class C non-voting shares     100%            --
                 notes and advances [v]                    480,049
--------------------------------------------------------------------------------------------------
                                                           480,049
--------------------------------------------------------------------------------------------------

Certicom
        29,881   non-marketable
                   preferred shares [vi]                   217,058
--------------------------------------------------------------------------------------------------
TurboSonic
     1,337,979   common shares [ii]             13%                        250,884
--------------------------------------------------------------------------------------------------
RDM
     1,768,072   common shares [iii]            18%                        982,120
--------------------------------------------------------------------------------------------------
Safeguard Scientific
         3,700   common shares                                                             101,522
--------------------------------------------------------------------------------------------------
Other notes and holdings [v]                               129,176          99,534
--------------------------------------------------------------------------------------------------
TOTAL                                                    1,777,744       1,332,538         101,522
==================================================================================================

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1999                                  [Expressed in U.S. Currency]

4. HOLDINGS CONT'D

[i] On March 4, 1998, the Company purchased 120,000 shares in Ecoval to increase its holdings to 27% from 24% as at December 31, 1998. The total consideration for the shares was $582,600, which consisted of 40,179 shares of the Company and cash of $422,000.

[ii] Shareholdings in TurboSonic are through the Company's ownership of exchangeable shares of TurboSonic Canada, Inc. which are exchangeable into TurboSonic Technologies, Inc. common shares, on a one-for-one basis. At December 31, 1999, the market of the shares was U.S. $0.27 [U.S. $0.19 in 1998] per share. As at December 31, 1999, the common shares of TurboSonic have an original cost of $368,487. Accordingly, aggregate unrealized losses of $7,880 [net of deferred income tax benefit of $5,253] have been recorded as an element of accumulated other comprehensive income for the year ended December 31, 1999.

[iii] The investment in RDM represents a private placement purchase of 100,000 shares for Cdn. $100,000 [U.S. $67,380] in 1999 and warrants exercised to acquire 1,698,572 common shares in 1998, plus the purchase of 69,500 common shares in the open market. At December 31, 1999, the market value of shares of RDM listed on the Canadian Venture Exchange was Cdn. $1.27 [U.S. $0.88] per share. As at December 31, 1999, the shares have an original cost of $1,010,194. Accordingly, aggregate unrealized gains of $376,100 [net of deferred income taxes of $250,733] have been recorded as an element of accumulated other comprehensive income. An officer and director of the Company holds approximately 20% of the common shares of RDM.

[iv] On January 22, 1999, the Company purchased 500,000 shares in NETrageous Inc. to acquire approximately 3% ownership interest. The total consideration paid for the shares was $250,000.

[v] The notes and advances to Ecoval and Petrozyme and others bear interest at prime plus 2%, are unsecured, payable on demand, some denominated in Canadian currency and others in U.S. currency. Canadian prime rate at December 31, 1999 was 6.5% [6.75% in 1998]. U.S. prime rate at December 31, 1999 was 8.5% [7.8% in 1998]. The Company does not intend to demand repayment of these notes in the next year.

       During the year, Ecoval restructured its business, resulting in the closure of its Canadian subsidiary and surrender of related assets as settlement of debts of that subsidiary. Ecoval has repositioned its business with its U.S. subsidiary. As part of the restructuring and repositioning, the Company advanced loans to Ecoval of Cdn. $1,985,800 [U.S. $1,374,968]. The carrying value of these loans has been reduced by the Company's share of losses of the investee.

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1999                                  [Expressed in U.S. Currency]

4. HOLDINGS CONT'D

[vi] During the year, the Company disposed of its investment in Certicom at their cost amount.

The Company advanced loans to Petrozyme of Cdn. $400,000 [U.S. $276,960] during 1999 [Cdn. $800,000 [U.S. $522,800] in 1998]. The carrying value of these loans has been reduced by the Company's share of losses of the investee.

The following table gives certain combined summarized financial information related to the Company's equity holdings:

                                                         1999             1998             1997
INCOME STATEMENT DATA                                      $               $                 $
-------------------------------------------------------------------------------------------------
Net sales                                               758,933         1,114,138       1,560,122
Gross profit (loss) on sales                            152,168            12,394         (16,114)
Net (loss)                                           (1,705,928)       (3,016,717)     (7,152,634)

CVF TECHNOLOGIES CORPORATION'S SHARE
  OF NET (LOSS)                                      (1,052,462)         (953,244)     (1,899,287)
=================================================================================================
BALANCE SHEET DATA
Current assets                                        1,120,435           873,292       2,665,662
Non-current assets                                      524,904         3,358,824       4,029,052
-------------------------------------------------------------------------------------------------
TOTAL ASSETS                                          1,645,339         4,232,116       6,694,714
=================================================================================================
Current liabilities                                     960,728           857,013       1,077,528
Non-current liabilities                               3,134,934         3,210,449       2,811,313
Equity (deficit)                                     (2,450,323)          164,654       2,805,873
-------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND EQUITY                          1,645,339         4,232,116       6,694,714
-------------------------------------------------------------------------------------------------
CVF TECHNOLOGIES CORPORATION'S SHARE OF
  (ACCUMULATED DEFICIT) EQUITY                       (1,346,882)         (108,133)        573,360
-------------------------------------------------------------------------------------------------
CVF TECHNOLOGIES CORPORATION'S SHARE OF
  NON-CURRENT LIABILITIES                             3,134,934          3210,449       2,805,873
=================================================================================================

The amount of CVF Technologies Corporation's above share of net loss differs from income (loss) from equity investees appearing in the statement of operations primarily due to amortization of goodwill of $240,138 [$198,946 in 1998, $177,256 in 1997].


The investee companies have various debt and equity securities and options outstanding which are convertible into common stock of the respective investee companies. Such conversions, except where noted, would not materially decrease or increase the Company's interest in the earnings or net assets of any investee.

5. GOODWILL


                                                       ACCUMULATED       NET BOOK
                                            COST      AMORTIZATION         VALUE
AS AT DECEMBER 31, 1999                       $             $                $
---------------------------------------------------------------------------------
Elements                                   703,870         72,394         631,476
Solaria                                    406,519        188,232         218,287
Biorem                                     179,028         70,299         108,729
Gemprint                                 2,710,957        713,459       1,997,498
Dantec                                   5,646,657      1,062,730       4,583,927
---------------------------------------------------------------------------------
                                         9,647,031      2,107,114       7,539,917
=================================================================================


                                                       ACCUMULATED       NET BOOK
                                            COST      AMORTIZATION         VALUE
AS AT DECEMBER 31, 1998                       $             $                $
---------------------------------------------------------------------------------
Elements                                   810,449         29,133         781,316
Solaria                                    406,519        161,232         245,287
Biorem                                     168,970         55,082         113,888
Gemprint                                 2,374,431        505,029       1,869,402
Dantec                                   5,199,432        517,741       4,681,691
---------------------------------------------------------------------------------
                                         8,959,801      1,268,217       7,691,584
=================================================================================

During 1999, amortization of goodwill in subsidiaries totalled $618,936 [$462,403 in 1998; $204,197 in 1997].

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1999                                  [Expressed in U.S. Currency]

6. BANK INDEBTEDNESS

                                   1999               1998
                                     $                  $
------------------------------------------------------------
Gemprint [a]                      131,888            124,478
Biorem [b]                         13,968              5,620
Dantec [c]                        120,504                --
Solaria [d]                       110,784                --
------------------------------------------------------------
                                  377,144            130,098
------------------------------------------------------------

The weighted average interest rate on bank indebtedness during 1999 was 7.64% [7.66% in 1998].

[a] Gemprint has bank indebtedness of Cdn. $190,479 [U.S. $131,883] [Cdn. $190,479 - U.S. $124,478 in 1998] with a Canadian chartered bank. The demand operating loan bears interest at prime plus 1%. The loan is guaranteed by CVF Technologies Corporation and is collateralized by a term deposit of Cdn. $268,486 [U.S. $185,900] [Cdn. $260,054 [U.S.
       $169,945] in 1998].

[b] Biorem has a bank overdraft of Cdn. $20,174 [U.S. $13,968] [$8,600 [U.S. $5,620] in 1998].

[c] Dantec has a line of credit with a Canadian chartered bank which is available, based as a fixed percentage of accounts receivable, to a limit of Cdn. $400,000. The loans against this line bear interest at prime plus 2%. The loan is guaranteed by the CVF and 170,000 common shares of CVF have been pledged as collateral.

[d] Solaria has a line of credit with a Canadian chartered bank which is available, based on a fixed percentage of accounts receivable, to a limit of Cdn. $250,000. Loans against this line bear interest at prime plus 0.5%. Solaria has pledged a general security agreement as collateral.

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1999                                  [Expressed in U.S. Currency]

7. LONG-TERM DEBT

Long-term debt comprises the following:

                                                                        1999               1998
                                                                          $                  $
-------------------------------------------------------------------------------------------------
Convertible debenture issued by Gemprint,
  of Cdn. $384,081, bearing interest at 5% per annum
  and due May 1, 2001.
  Convertible at the option of the holder into Gemprint
  common stock at a price predicated on the price paid
  in the next issuance of third party common stock sale
  in excess of Cdn. $730,000.                                          265,938            250,997

Settlement with ISM Information Systems Management
  Corporation and Gemprint, of Cdn. $360,000 interest-free
  to August 1998, with interest charged at prime plus 1%,
  thereafter, currently due on demand.                                 249,264            235,260

Small business loan issued by a Canadian chartered bank to
  Elements, of Cdn. $224,998.  The loan is repayable over
  five years to July 2003, with monthly principal payments of
  Cdn. $4,167, plus interest of prime rate of 2.50%.
  A general security agreement has been provided as
  collateral by Elements.                                              129,517            147,036

Small business loan issued by a Canadian chartered bank to
  Elements of Cdn. $206,303.  The loan is repayable over
  ten years, to November 2008, with monthly principal
  payments of Cdn. $1,748 plus interest of prime plus 2.25%.
  A general security agreement has been provided as
  collateral by Elements.                                              118,756            134,819

Other                                                                    9,737            176,464
------------------------------------------------------------------------------------------------
Total long-term debt                                                   773,212            944,576
Less:  current portion of long-term debt                              (249,264)          (281,648)
       loans in default of covenants                                  (248,273)               --
================================================================================================
LONG-TERM DEBT EXCLUDING CURRENT PORTION                               275,675            662,928
================================================================================================

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1999                                  [Expressed in U.S. Currency]

7. LONG-TERM DEBT CONT'D

Scheduled repayments are as follows:

                                                               $
--------------------------------------------------------------------
2000                                                         497,537
2001                                                         275,675
--------------------------------------------------------------------
                                                             773,212
--------------------------------------------------------------------

The current portion of long-term debt includes the full amount of the ISM settlement, as such debt is due on demand. In addition, the full amounts of the Elements small business loans have been included in current liabilities, as Elements was unable to comply with certain requirements of the related loan agreements, giving the lender the right to demand repayment.

Interest expense on long-term debt during the year was $37,209 [$20,790 in 1998; $30,825 in 1997].

8. DEBT EQUIVALENT

Effective October 14, 1999, Dantec entered into an agreement with a Dantec shareholder holding 850,000 Class A special shares to redeem a minimum of 10,000 Class A special shares per month, at Cdn. $1 per share, commencing October 30, 1999. Each month, the shareholder is entitled to redeem additional shares in an amount equal to 20% of the preceding month's net profits before taxes. The shareholder has the right to call upon Dantec to satisfy its obligation in full at any time should it be deemed necessary by the shareholder. Should Dantec become a publicly traded company during the period of redemption, the shareholder will be entitled to convert any non-redeemed shares to free trading stock. Based on payment terms, the amount owing of Cdn. $820,000 [U.S. $567,768] at December 31, 1999 has been classified as a debt equivalent in these consolidated financial statements.

9. PENSION OBLIGATION

In recognition of past service contributions by a retired, executive officer, the Company has agreed to provide a Cdn. $6,000 [U.S. $4,000] monthly pension benefit for life. The accrued pension obligation represents the actuarial value of a life annuity using a discount rate of 6%. This obligation will be adjusted annually based on payments made and changes in actuarial assumptions. The Company expects to fund the obligation from operating cash flows.

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1999


10. INCOME TAXES

Details of the income tax (recovery) provision are as follows:


                                                               1999          1998          1997
                                                                $              $             $
-------------------------------------------------------------------------------------------------
Current
  U.S.                                                      (1,197,997)   (1,003,089)   5,839,765
  Foreign                                                           --            --           --
-------------------------------------------------------------------------------------------------
Total current taxes                                         (1,197,997)   (1,003,089)   5,839,765
-------------------------------------------------------------------------------------------------
Deferred
  U.S.                                                         147,116       (91,914)      79,900
  Foreign                                                           --            --           --
-------------------------------------------------------------------------------------------------
Total deferred taxes                                           147,116       (91,914)      79,900
-------------------------------------------------------------------------------------------------
INCOME TAX (RECOVERY) PROVISION                             (1,050,881)   (1,095,003)   5,919,665
=================================================================================================

Income tax (recovery) provision reconciles to the statements of operations as follows:


                                                               1999         1998         1997
                                                                $             $            $
-------------------------------------------------------------------------------------------------
(Recovery of) provision for income taxes                      (920,467)   (1,095,003)   5,919,665
Tax related to cumulative effect of a change in
  accounting principle                                        (130,414)           --           --
-------------------------------------------------------------------------------------------------
                                                            (1,050,881)   (1,095,003)   5,919,665
=================================================================================================
(Loss) Income before provision for income taxes
  U.S.                                                      (2,200,136)   (2,745,226)  19,332,764
  Foreign                                                   (3,949,110)   (2,866,153)  (4,413,828)
-------------------------------------------------------------------------------------------------
  (Loss) Income before provision for income taxes           (6,149,246)   (5,611,379)  14,918,936
=================================================================================================

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999
10. INCOME TAXES CONT'D

The recovery of (provision for) income tax differs from the amount computed by applying the statutory income tax rate to net (loss) income before (recovery of) provision for income taxes as follows:

                                                                1999            1998          1997
                                                                  $               $             $
------------------------------------------------------------------------------------------------------
U.S. Statutory income tax rate                                   34.0%          34.0%         35.0%
======================================================================================================
Increase (decrease) in income tax resulting from:
  Non-deductible goodwill amortization                           -4.3%          -3.9%          0.9%
  Loss in subsidiaries not recognized for tax purposes           -8.4%          -7.0%          5.1%
  Other                                                          -4.2%          -4.1%         -1.3%
------------------------------------------------------------------------------------------------------
Effective income tax rate                                        17.1%          19.0%         39.7%
======================================================================================================

The components of the temporary differences which created the deferred tax provision (recovery) are as follows:

                                                                1999            1998          1997
                                                                  $               $             $
------------------------------------------------------------------------------------------------------
Change in pension obligation                                   (3,985)        (177,262)            --
Change in accounting principle                               (130,414)              --             --
Change in unrealized gains attributable to
   securities available for sale valued at market             247,435           (2,875)            --
Change in exchange of shares upon the amalgamation
   forming Dantec Corporation                                   5,251           88,223             --
Change in prepaids expensed for tax purposes                       --               --         79,900
Change in miscellaneous                                        28,829               --             --
Change in income tax losses available for carryforward
   in subsidiaries                                            758,000        1,475,000        730,000
Change in valuation allowance                                (758,000)      (1,475,000)      (730,000)
------------------------------------------------------------------------------------------------------
                                                              147,116          (91,914)        79,900
======================================================================================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                                         1999            1998
                                                                           $               $
-----------------------------------------------------------------------------------------------------------
Deferred tax assets:
U.S.
  Related to pension obligation                                         181,247          177,262
  Related to a change in accounting principle                           130,414               --
  Related to the unrealized gains attributable to
   securities available for sale valued at market                            --            6,236
===========================================================================================================
                                                                        311,661          183,498
-----------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
U.S.
  Related to the exchange of shares upon the
   amalgamation forming Dantec Corporation                               93,474           88,223
  Related to the unrealized gains attributable to
   securities available for sale valued at market                       241,199               --
  Miscellaneous                                                          28,829               --
-----------------------------------------------------------------------------------------------------------
                                                                        363,502           88,223
-----------------------------------------------------------------------------------------------------------
NET DEFERRED TAX (LIABILITY) ASSET                                      (51,841)          95,275
-----------------------------------------------------------------------------------------------------------

Deferred tax assets:
Foreign
  Income tax losses available for carryforward in subsidiaries        4,833,000        4,075,000
  Less valuation allowance                                           (4,833,000)      (4,075,000)
Income tax on foreign currency
  Translation adjustments included in comprehensive income              115,204          219,770
  Less valuation allowance                                             (115,204)        (219,770)
-----------------------------------------------------------------------------------------------------------
Net deferred tax asset - foreign                                              --               --
===========================================================================================================

At December 31, 1999, the Company has losses available for carryforward in certain of its Canadian subsidiaries of approximately $13,808,694 [$11,644,420 in 1998] available to reduce future years' income for tax purposes in these subsidiaries. These losses expire as follows:

                                                                                            $
-----------------------------------------------------------------------------------------------------------
2000                                                                                     1,073,483
2001                                                                                     1,362,256
2002                                                                                     1,326,248
2003                                                                                     1,804,499
2004                                                                                     2,632,911
Beyond                                                                                   5,609,297
-----------------------------------------------------------------------------------------------------------
                                                                                        13,808,694
===========================================================================================================

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1999                                  [Expressed in U.S. Currency]

11. STOCKHOLDERS' EQUITY

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

During the year, the Company also repurchased 10,800 [162,500 in 1998] common shares for aggregate cash consideration of $37,585 [$800,145 in 1998].

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

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1999                                  [Expressed in U.S. Currency]

11. STOCKHOLDERS' EQUITY CONT'D

The Company may, at its option and at any time, redeem all or part of the Series "A" Preferred Stock from the holders thereof. Additionally, at any time after August 20, 2000, a holder of the Series "A" Preferred Stock may require the Company to redeem any or all of the Series "A" Preferred Stock held by such holder. The redemption price shall be the Stated Value plus all accrued but unpaid dividends. In light of the future mandatory redemption feature, the preferred stock is classified outside of permanent equity. As at December 31, 1999, an amount of $96,292 has been accrued in respect of cumulative unpaid dividends.

In 1999, the Company issued 350,000 shares of newly created Series B, 6% cumulative, Convertible Preferred Stock ["Series B Preferred"]. The Series B Preferred is senior to each other class of the Company's capital stock, including the Company's common stock and Series A Preferred Stock, and has a preference on dividends and on liquidation. The liquidation preference is 30% of the Stated Value [Stated Value is $10 per share]. In addition, the holders of the Series B Preferred have the right to vote as a class on certain matters, including any action that would change the rights and preferences of the Series B Preferred and any action that would create a new class or series of capital stock having a preference over the Series B Preferred or increase the authorized number of Series B Preferred.

As at December 31, 1999, an amount of $48,300 has been accrued in respect of dividends on the Series B Preferred Stock.

WARRANTS

As at December 31, 1999 and 1998, 1,269,986 and 952,784 Warrants were outstanding, respectively.

952,784 of the Warrants outstanding in fiscal 1999 and 1998 [the CVFLP Warrants] allow one holder to purchase one common share at a price of Cdn. $3.05 per share. In 1995, the Company acquired all of the assets and assumed all of the liabilities of Canadian Venture Founders Limited Partnership [CVFLP]. CVFLP distributed the CVFLP Warrants to Canadian Venture Founders Management Limited, its general partner at that time. Until September 20, 2000, the CVFLP Warrants may only be exercised if a former limited partner of CVFLP sells any common shares which were issued to such limited partner. In such events, the CVFLP Warrant holders may purchase one common share for each five common shares sold by such limited partner. Any CVFLP Warrants not exercised before September 20, 2000, may be exercised by the holder during the six month period immediately following September 20, 2000.

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1999                                  [Expressed in U.S. Currency]

11. STOCKHOLDERS' EQUITY CONT'D

WARRANTS CONT'D

317,202 of the Warrants outstanding at December 31, 1999 [the Series B Warrants] relate to the Series B 6% Convertible Preferred Stock issued in 1999. The Warrants are exercisable until October 8, 2002, at a price of $3.78. All shares issuable upon exercise of the Series B Warrants will be restricted securities as that term is defined in Rule 144 under the 1933 Securities Act of the United States.

COMPREHENSIVE INCOME

SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income.

Disclosure of accumulated balances related to each component of other comprehensive income is as follows:

                                         UNREALIZED GAINS
                                           (LOSSES) ON             FOREIGN      ACCUMULATED OTHER
                                            SECURITIES            CURRENCY        COMPREHENSIVE
                                           (NET OF TAX)          TRANSLATION         INCOME
                                                 $                   $                 $
-----------------------------------------------------------------------------------------------
BALANCE - JANUARY 1, 1997                   13,840,070            (277,252)          13,562,818

Current year comprehensive income          (13,534,252)            652,211          (12,882,041)
===============================================================================================
BALANCE - DECEMBER 31, 1997                    305,818             374,959              680,777

Current year comprehensive income             (315,172)         (1,021,341)          (1,336,513)
-----------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1998                     (9,354)           (646,382)            (655,736)

Current year comprehensive income              371,152             307,547              678,699
-----------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1999                    361,798            (338,835)              22,963
===============================================================================================

The details of unrealized holding gains and losses included in comprehensive income net of reclassification adjustments are as follows:

                     GAINS             (LOSSES)             TAXES               NET
                       $                   $                  $                  $
-----------------------------------------------------------------------------------------
1997                477,840         (21,292,010)        (7,279,918)         (13,534,252)
1998                 94,030            (580,492)          (171,290)            (315,172)
1999                626,833             (14,986)           240,695              371,152

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1999                                  [Expressed in U.S. Currency]

12. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                            1999             1998            1997
                                                              $                $               $
                                                         --------------------------------------------
Numerator:
  Net (loss) income                                      (5,086,153)      (4,660,705)       8,999,271
  Dividends on Series A preferred stock                     (22,814)         (21,081)         (54,000)
  Dividends in Series B preferred stock                     (48,300)              --               --
                                                         --------------------------------------------
  Numerator for basic and diluted (loss) earnings
   per share - (loss) income available to common
   stockholders                                          (5,157,267)      (4,681,786)       8,945,271
                                                         --------------------------------------------
Denominator:
  Denominator for basic (loss) earnings per share -
   weighted average shares outstanding                    6,722,997        6,215,586        5,870,553
  Effect of dilutive securities
   Warrants                                                      --               --          139,155
                                                         --------------------------------------------

   Dilutive potential common shares Denominator
     for diluted (loss) earnings per
     share - adjusted weighted-average shares and
     assumed conversions                                  6,722,997        6,215,586        6,009,708
                                                         --------------------------------------------

Basic (loss) earnings per share                               (0.77)           (0.75)            1.52
                                                         ============================================
Diluted (loss) earnings per share                             (0.77)           (0.75)            1.49
                                                         ============================================

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1999                                  [Expressed in U.S. Currency]

13. BUSINESS ACQUISITION AND SUPPLEMENTARY SUBSIDIARY INFORMATION

GEMPRINT

During 1999, the Company's ownership interest in Gemprint increased by 6%. On December 31, 1999, the Company issued 137,500 shares [valued at U.S. $541,406] as full consideration for 1,871,581 Class B Gemprint shares held by another shareholder. The purchase was accounted for as a step acquisition and the purchase price was allocated entirely to goodwill.

During 1998, the Company's ownership interest in Gemprint increased by 2%. On June 3, 1998, the Company exchanged 25,570 of the Company's shares [valued at U.S. $156,616] as full consideration for 720,000 Gemprint shares held by another shareholder. The purchase was accounted for as a step acquisition and the purchase price was allocated entirely to goodwill.

Gemprint issued an additional 955,492 Class A shares to third parties during 1998. This resulted in a 2% reduction in the Company's ownership.

In addition to Class A voting shares, Gemprint has issued Class B and C voting shares which have cumulative dividend rates of 10%, are retractable by the holder at face value plus dividends in arrears, and are convertible to Class A common shares on a one-to-one basis. The Class B shares held by third parties have been classified as a liability. The remaining Class B and all of the Class C shares are held by CVF. The timing of these retractions are restricted to specific time periods and Gemprint has received a notice to retract Cdn. $250,000 by a third party investor. Cumulative dividends payable to third party investees of $267,266 [$203,239 in 1998] have been accrued in these consolidated statements.

ELEMENTS

On January 28, 1998, the Company incorporated a wholly-owned subsidiary called Grand Island Marketing Inc. ["Grand Inc."]. On January 29, 1998 Grand Inc. entered into an agreement with 21st Century Health Care (1996) Inc. and an individual to form a partnership known as "Elements". The Company's total consideration was Cdn. $1,500,000 [U.S. $1,065,000] for its 51% economic interest in Elements. The minority partners contributed primarily net assets, various agreements and contracts, and intellectual property.

Grand Inc. has a 69% voting interest in Elements. If the Elements partnership fails to meet its business plan by January 27, 2000, Grand Inc. will be able to, for a nominal investment, increase its economic interest to 68% from 61%, and its voting interest will be unchanged.

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1999                                  [Expressed in U.S. Currency]

13. BUSINESS ACQUISITION AND SUPPLEMENTARY SUBSIDIARY INFORMATION CONT'D

The initial acquisition was accounted for as a purchase, with the results of operations of Elements included in the Company's accounts from the date of acquisition. The Company's share of assets and liabilities acquired at fair values is summarized as follows:

                                                                        1998
                                                                          $
-----------------------------------------------------------------------------
Assets [including cash of $71,392]                                    389,454
Goodwill                                                              848,230
Liabilities                                                          (172,684)
-----------------------------------------------------------------------------
TOTAL CONSIDERATION                                                 1,065,000
=============================================================================

On April 1, 1999, Grand Inc. invested an additional Cdn. $350,000 [U.S. $231,980] in Elements. Through this transaction, it increased its economic interest to 61%. Of the total invested, $212,557 was allocated to goodwill.

DANTEC CORPORATION

On June 30, 1998, Dantec Systems Corporation (DSC) and 1246680 Ontario Limited (124Co) amalgamated to form a new corporation called Dantec Corporation. At the time of the amalgamation, DSC and 124Co were under common control of the Company.

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

Dantec Corporation has outstanding to third parties 938,425 Special Class A non-voting shares with a value of $649,765. 118,425 of these shares have been included in Preferred and other non-voting stock of subsidiaries. The remaining 820,000 shares are included in Debt equivalent [Note 8]. The shares have no interest or dividend provisions but are convertible to either cash or an equal number of common shares depending on the occurrence and timing of a public offering of Dantec Corporation. Should a conversion to common shares occur the Company's 53.5% ownership position would be diluted to approximately 46%.

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1999                                  [Expressed in U.S. Currency]

13. BUSINESS ACQUISITION AND SUPPLEMENTARY SUBSIDIARY INFORMATION CONT'D

SOLARIA

During 1999, the Company's ownership interest in Solaria increased by 8%. The investment by the Company totalled Cdn. $2,951,332 [U.S. $2,006,000] by conversion of debt of Cdn. $1,951,332 [U.S. $1,326,400] and purchase by cash of Cdn. $1,000,000 [U.S. $679,600]. The net tangible assets equalled the cost of the acquisition.


14. STOCK BASED COMPENSATION

During 1999, the Company granted 530,000 [342,500 in 1998] stock options to some of its officers, employees, directors. The option exercise price equals the fair market value at the date of grant. A summary of stock option activity follows:

                                                         WEIGHTED         OPTIONS
                                                          AVERAGE       EXERCISABLE
                                         SHARES       EXERCISE PRICE    AT YEAR-END
------------------------------------------------------------------------------------
Outstanding Dec. 31, 1997                 42,500           $3.25              42,500
  Granted                                342,500           $3.25             342,500
------------------------------------------------------------------------------------
Outstanding Dec. 31, 1998                385,000           $3.25             385,000
  Granted                                530,000           $2.88             530,000
------------------------------------------------------------------------------------
Outstanding Dec. 31, 1999                915,000           $3.04             915,000
====================================================================================

At December 31, 1999, the weighted average life of outstanding and exercisable options was 4.9 years [4.3 in 1998]. The per share weighted average fair value of stock options granted during 1999 was $1.88 [$1.52 in 1998, $1.00 in 1997] on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions: expected dividend yield - none, risk-free interest rate of 5% [4.6% in 1998, 5% in 1997], volatility of 76.2% [43% in 1998] and an expected life of five years. If these options were valued, as prescribed by SFAS 123, pro forma (net loss) net income would have been approximately ($5,076,500) [($5,000,000) for 1998, $8,975,000 for 1997] and
(loss) earnings per share would have been ($0.76) for 1999 [($0.78) in 1998, $1.52 in 1997].

Certain of the Company's subsidiaries have outstanding compensatory options granted to employees and directors, as described below. In the event the options granted by its subsidiaries are exercised, the Company's interest in those subsidiaries will be diluted. A summary of the stock options and shares outstanding at December 31, 1999 for those consolidated entities which have issued options are as follows:

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1999

14. STOCK BASED COMPENSATION CONT'D

[a] Under the terms of an employment contract, Dantec has granted an employee options to acquire at total of 369,200 of its common shares, vesting in four equal amounts of 92,300, commencing March 1 of 1997, 1998, 1999 and 2000 at prices ranging from $0.89 to $1.14 per share. These options are exercisable within a two-year period of vesting. None of these options have been exercised as at December 31, 1999. Three other individuals each have been granted options to acquire 30,766 Class A shares, vesting over five years, commencing April 15 of 1998, 1999, 2000, 2001, and 2002.

[b] In 1996, 1997, and 1999, Gemprint granted various compensatory options to certain employees and directors to acquire a total of 1,901,126 to purchase its common shares at a weighted average price of $0.20 per share. Of these total options, 999,542 have expired leaving 901,584 outstanding and currently exercisable. Gemprint has a total of 33,941,660 shares outstanding as at December 31, 1999.

[c] A total of 209,000 options to purchase shares of Biorem remain outstanding, 106,000 of which have fully vested at December 31, 1999. These options were granted in 1995, 1996 and 1997 at a weighted average exercise price of $1.20 per share. Biorem has a total of 1,421,430 shares outstanding as at December 31, 1999.

[d] In 1999, Solaria granted 7,370 options to an employee to purchase its common shares at a price of $3.48 per share. The shares vest over four years, beginning on the date of grant. Solaria has a total of 1,566,149 shares outstanding as at December 31, 1999.

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1999                                  [Expressed in U.S. Currency]


15. SUPPLEMENTARY INFORMATION ON CASH FLOWS

Adjustments to net (loss) income from operating activities for the years ending December 31, are as follows:

                                                      1999               1998            1997
                                                        $                  $               $
-------------------------------------------------------------------------------------------------
Cash from operating activities:
Depreciation and amortization                        766,652           668,508            277,113
Loss from equity investees                         1,292,600         1,152,190            145,165
Cumulative effect of change in
  accounting principle                               253,154               --                 --
Loss (gain) on sale of holdings                       97,720          (579,775)       (19,758,954)
Minority interest in losses of
  subsidiaries                                      (395,780)          144,329                --
Deferred income tax expense (benefit)                147,116           (91,914)            79,900
Pension expense                                       30,255           522,815                --
-------------------------------------------------------------------------------------------------
                                                   2,191,717         1,816,153        (19,256,776)
================================================================================================

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1999                                  [Expressed in U.S. Currency]

15. SUPPLEMENTARY INFORMATION ON CASH FLOWS CONT'D

Changes in operating assets and liabilities for the years ending December 31, are as follows:

                                                     1999                1998              1997
                                                       $                   $                 $
-------------------------------------------------------------------------------------------------
Decrease (increase) in marketable securities         112,357          (122,357)               --
Decrease (increase) in trade receivables           1,171,356        (2,557,043)           511,075
(Increase) decrease in inventory                    (133,813)         (305,543)            41,433
Decrease (increase) in prepaid expenses
  and other                                          276,425           (39,633)          (261,946)
(Increase) in income taxes receivable               (163,503)       (1,020,351)               --
(Decrease) increase in trade payables               (686,462)        1,864,509             51,443
Increase (decrease) in accrued liabilities            62,655          (204,675)           632,969
(Decrease) in bonuses payable                            --           (481,857)               --
(Decrease) increase in income taxes payable         (238,570)       (1,508,263)           887,468
(Decrease) in deferred revenue                           --                --             (18,111)
-------------------------------------------------------------------------------------------------
                                                     400,445        (4,375,213)         1,844,331
=================================================================================================


16. SEGMENTED INFORMATION

In 1999, as a result of changes in the scope of activities of investee companies, the Company has reallocated business units to business segments to more appropriately group units for chief operating decision purposes and reporting in accordance with FAS 131. This changes has been applied on a retroactive basis. The Company has four reportable segments: machine controls: precious gem identification, retail products, and general corporate. The machine controls division designs, manufactures and sells electric motor controls to machine manufacturers. The gem identification segment consists of one company that has developed identification and database systems, and markets its products and services to the companies in the precious gem business, including producers, cutters, distributors and retailers. The Company's retail segment consists of one company that sources and sells natural health services and products to consumers. The Company's general corporate segment includes one company which provides funding and management overview services to the holdings. This segment's profits include interest income and gains on sales of its various holdings.

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, depreciation and research and development. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

There are no intersegment sales, transfers or profit or loss.

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1999                                  [Expressed in U.S. Currency]




16. SEGMENTED INFORMATION CONT'D


The Company's reportable segments are business units that offer different products and services. The reportable segments are each managed separately because they develop, manufacture and distribute different products and services.

Sales of approximately $12,990,000 [$6,000,000 in 1998] of the machine controls segment were to customers in the U.S. The remainder of the consolidated sales were primarily to customers in Canada. The basis for attributing revenues from external customers to individual countries is the location of the customer. Virtually all of the long-lived assets of the Company are located in Canada.

During the year ended December 31, 1999 and December 31, 1998, the Company, through one of its subsidiaries, was economically dependent on one key customer for its revenues such that sales from this customer in the machine controls segment, represents approximately 73% [52% in 1998] of the Company consolidated sales. Such dependence did not exist in 1997. In addition, consistent with the nature and business plans of the Company, many of its subsidiaries and equity holdings are dependent on the companies in the general corporate segment for funding to enable them to meet their business objectives. Other income includes income from government grants and leasing income.



CVF TECHNOLOGIES CORPORATION




Year ended December 31                                                                                [Expressed in U.S. Currency]




16. SEGMENTED INFORMATION CONT'D

                                                MACHINE     IDENTIFICATION     RETAIL       CORPORATE
                                               CONTROLS         SYSTEMS       PRODUCTS    ADMINISTRATION   ALL OTHER       TOTAL
1999                                              $                $              $             $              $             $
-----------------------------------------------------------------------------------------------------------------------------------

SALES                                         12,650,194        184,943        868,596           --        2,985,627     16,689,360
-----------------------------------------------------------------------------------------------------------------------------------
(Loss) income from operations before
  depreciation and research and
  development                                    267,541       (652,734)      (758,634)    (1,123,731)      (950,607)    (3,218,165)
Depreciation and research and development        499,713         82,228         53,451        998,118        129,321      1,762,831
-----------------------------------------------------------------------------------------------------------------------------------
(Loss) from operations                          (232,172)      (734,962)      (812,085)    (2,121,849)    (1,079,928)    (4,980,996)
Interest income                                   11,364            914            111         87,519         11,960        111,868
Interest expense                                 (17,568)       (63,070)       (25,417)       (52,361)       (13,777)      (172,193)
Other income                                      20,919           --             --          163,390         98,086        282,395
(Loss) from equity investees                        --             --             --       (1,292,600)          --       (1,292,600)
(Loss) on sale of holdings                          --             --             --          (97,720)          --          (97,720)
-----------------------------------------------------------------------------------------------------------------------------------
Segment (loss) before provision for
  income taxes                                  (217,457)      (797,118)      (837,391)    (3,313,621)      (983,659)    (6,149,246)
-----------------------------------------------------------------------------------------------------------------------------------
(Recovery) of income taxes                          --             --             --         (882,696)       (37,771)      (920,467)
-----------------------------------------------------------------------------------------------------------------------------------
Net (loss) before cumulative effect of
  a change in accounting principle and
  minority interest                             (217,457)      (797,118)      (837,391)    (2,430,925)      (945,888)    (5,228,779)
-----------------------------------------------------------------------------------------------------------------------------------
Cumulative effect of a change in
  accounting principle, net of tax                  --             --         (253,154)          --             --         (253,154)
Minority interest                                   --             --             --          395,780           --          395,780
-----------------------------------------------------------------------------------------------------------------------------------
NET (LOSS)                                      (217,457)      (797,118)    (1,090,545)    (2,035,145)      (945,888)    (5,086,153)
-----------------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization                     32,762          9,558         53,451        998,118         30,796      1,124,685
Capital expenditures                               3,567           --           22,308          4,296         16,046         46,217
Segment assets                                   119,764         52,976        198,256         39,398         69,338        479,732



CVF TECHNOLOGIES CORPORATION




Year ended December 31                                                                                 [Expressed in U.S. Currency]




16. SEGMENTED INFORMATION CONT'D

                                                     MACHINE    IDENTIFICATION    RETAIL     CORPORATE
                                                    CONTROLS        SYSTEMS      PRODUCTS  ADMINISTRATION   ALL OTHER       TOTAL
1998                                                    $              $             $            $             $             $
-----------------------------------------------------------------------------------------------------------------------------------
SALES                                               4,315,965       162,083       711,316          --       2,168,632     7,357,996
-----------------------------------------------------------------------------------------------------------------------------------
(Loss) income from operations before
  depreciation and research and
  development                                         (68,300)     (914,291)     (490,448)   (2,254,052)   (1,148,333)   (4,875,424)
Depreciation and research and development             325,389        26,419        37,466       472,515       161,830     1,023,619
-----------------------------------------------------------------------------------------------------------------------------------
(Loss) from operations                               (393,689)     (940,710)     (527,914)   (2,726,567)   (1,310,163)   (5,899,043)
Interest income                                          --           1,931         7,829       314,691        38,333       362,784
Interest expense                                      (48,394)      (52,099)       (8,984)      (38,426)      (64,607)     (212,510)
Other income                                          322,791           463          --          31,250       355,301       709,805
(Loss) from equity investees                             --            --            --      (1,152,190)         --      (1,152,190)
Gain on sale of holdings                                 --            --            --         579,775          --         579,775
-----------------------------------------------------------------------------------------------------------------------------------
Segment (loss) before provision for
  income taxes                                       (119,292)     (990,415)     (529,069)   (2,991,467)     (981,136)   (5,611,379)
-----------------------------------------------------------------------------------------------------------------------------------
(Recovery) of income taxes                               --            --            --      (1,019,546)      (75,457)   (1,095,003)
-----------------------------------------------------------------------------------------------------------------------------------
Net (loss) before minority interest                  (119,292)     (990,415)     (529,069)   (1,971,921)     (905,679)   (4,516,376)
-----------------------------------------------------------------------------------------------------------------------------------
Minority interest                                        --            --            --        (144,329)         --        (144,329)
-----------------------------------------------------------------------------------------------------------------------------------
NET (LOSS)                                           (119,292)     (990,415)     (529,069)   (2,116,250)     (905,679)   (4,660,705)
-----------------------------------------------------------------------------------------------------------------------------------

Depreciation and amortization                          34,405        12,981        37,466       472,515        24,594       581,961
Capital expenditures                                   74,071       187,901       147,692        61,457        18,900       490,021
Segment assets                                         67,443        59,270       217,061        53,529       120,141       517,444




CVF TECHNOLOGIES CORPORATION




Year ended December 31                                                                                 [Expressed in U.S. Currency]




16. SEGMENTED INFORMATION CONT'D

                                                     MACHINE    IDENTIFICATION      CORPORATE
                                                    CONTROLS        SYSTEMS       ADMINISTRATION   ALL OTHER       TOTAL
1997                                                    $              $                 $             $             $
--------------------------------------------------------------------------------------------------------------------------
SALES                                                636,782         134,249            --          914,368      1,685,399
--------------------------------------------------------------------------------------------------------------------------
(Loss) income from operations before
  depreciation and research and
  development                                       (191,206)       (998,540)       (2,741,404)    (568,549)    (4,499,699)
Depreciation and research and development             14,508         286,829           191,526      203,617        696,478
--------------------------------------------------------------------------------------------------------------------------
(Loss) from operations                              (205,714)     (1,285,369)       (2,932,930)    (772,166)    (5,196,179)
Interest income                                        --              5,140           602,448       16,442        624,030
Interest expense                                     (33,763)        (58,102)          (27,086)     (56,395)      (175,346)
Other income                                           --              --               --           52,642         52,642
(Loss) from equity investees                           --              --           (2,076,543)       --        (2,076,543)
Dilution gain on reduction of ownership
  and equity investees                                 --              --            1,931,378        --         1,931,378
Gain on sale of holdings                               --              --           19,758,954        --        19,758,954
--------------------------------------------------------------------------------------------------------------------------
Segment (loss) before provision for
  income taxes                                      (239,477)     (1,338,331)       17,256,221     (759,477)    14,918,936
--------------------------------------------------------------------------------------------------------------------------
(Recovery) of income taxes                             --              --            5,919,665        --         5,919,665
--------------------------------------------------------------------------------------------------------------------------
Net (loss) before minority interest                 (239,477)     (1,338,331)       11,336,556     (759,477)     8,999,271
--------------------------------------------------------------------------------------------------------------------------
Minority interest                                      --              --               --            --            --
--------------------------------------------------------------------------------------------------------------------------
NET (LOSS)                                          (239,477)     (1,338,331)       11,336,556     (759,477)     8,999,271
--------------------------------------------------------------------------------------------------------------------------

Depreciation and amortization                         14,508          54,624           181,236       23,896        274,264
Capital expenditures                                   --              --               --            --            --
Segment assets                                        29,458          50,181             4,082       86,131        169,852


CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1999                                  [Expressed in U.S. Currency]

17. COMMITMENTS

The Company leases office equipment and property under operating leases expiring in various years through 2004.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 1999 for each of the next five years and in aggregate are:

YEAR ENDED DECEMBER 31
                                                                 $
----------------------------------------------------------------------
2000                                                           276,400
2001                                                           124,000
2002                                                            94,100
2003                                                            78,800
2004                                                             9,100
Subsequent to 2004                                                 --
----------------------------------------------------------------------
TOTAL MINIMUM FUTURE RENTAL PAYMENTS                           582,400
======================================================================

Rental expense for the year was $253,030 [$208,926 for 1998; $46,060 for 1997].

18. SUBSEQUENT EVENT

In March, 2000, the terms of the Series B Convertible Preferred Stock ("Series B Preferred") were amended by agreement between CVF and the holder of the Series B Preferred. The amendments included extending the non-convertible period of the Series B Preferred to September 1, 2000 and setting a price cap of $4.00 per Common Share on the conversion amount.

19. COMPARATIVE FIGURES

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

                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a)     Directors and Executive Officers

The directors and executive officers of CVF are as follows:

NAME                     AGE      POSITION
------------------       ---      ----------------------------------------------
Jeffrey I. Dreben         54       Director; Chairman, Chief Executive
                                   Officer; and President
Robert B. Nally           51       Director; Chief Operating Officer, Chief
                                   Technology Officer, Secretary; and Treasurer
George Khouri             53       Director; Consultant
Robert Glazier            51       Director
J. Murray Kierans         55       Vice President
Lawrence Casse            43       Vice President
Robert L. Miller          48       Chief Financial Officer

Jeffrey I. Dreben has been President, Chief Executive Officer and Director of the Company since September 1995. From 1989 until September 1995, Mr. Dreben was Vice President and Treasurer of Canadian Venture Founders Management Limited ("CVF Management") and was its original founder. Mr. Dreben has been working in the investment industry since 1979, beginning his career with Merrill Lynch and subsequently founding his own firm. Mr. Dreben has been working in the venture capital industry in the United States and Canada since 1985. Mr. Dreben received an Honors Bachelor of Arts degree from Loyola College of the University of Montreal.

Robert B. Nally has been Secretary, Treasurer and Director of CVF since September 1995. From 1989 until 1995, Mr. Nally was Vice President and Secretary of CVF Management and one of its cofounders. Prior to that time, Mr. Nally provided commercial development consulting services to the University of Waterloo as Technology Transfer and Commercial Development Officer. Prior to joining the University of Waterloo, he worked for NCR Canada, LTD. for 10 years as Manager of Strategic Planning and New Business Development and Director of Engineering. He earned a Bachelor of Science degree in electrical engineering and a Master of Science degree from the University of Waterloo.

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

J. Murray Kierans joined CVF as Vice President Corporate Development in January, 1999, having just completed three years in a similar position with a U.S.-based private venture capital company. Prior to that, Mr. Kierans was engaged for eighteen years in private practice as a lawyer, specializing in business and taxation law. Before entering private law practice, Mr. Kierans served for four years in the Canadian Department of Finance, two years as Special Assistant to the Minister and two years as Senior Tax Policy Officer. Prior to that Mr. Kierans worked for four years as an accountant for a predecessor firm to Ernst & Young LLP. Mr. Kierans holds a Bachelor of Arts degree and a LL.B degree conferred by the University of Western Ontario and he is a Chartered Accountant and member of the Canadian and Ontario Institutes of Chartered Accountants.

Lawrence Casse has been a special consultant devoting his full time efforts to the Company since March 1997 and was appointed as Vice President in April 1998. From December 1993 to March 1997, Mr. Casse was President of Resonance Capital Corporation, a company involved in the business of advising and financing technology based companies in Canada and the United States. Mr. Casse has been actively involved in numerous technology-based companies as an investment banker, investor and consultant. Prior to December 1993, Mr. Casse was an investment analyst at Credifinance Securities Limited specializing in technology-based companies and had worked for a number of Canadian investment firms. Mr. Casse earned a Bachelor of Arts degree from the University of Toronto and has since taken numerous courses in electronics and software programming.

Robert L. Miller has been Chief Financial Officer of CVF since June 1999. Mr. Miller was previously Vice President of Finance/Controller for U.S. Appraisal, Inc. a national real estate appraisal firm. Prior to that he was with Pratt & Lambert United, Inc. for seventeen years, most recently as Vice President/ Controller of their Consumer Group. From 1973 to 1979 he was with KPMG
Peat Marwick in Buffalo, New York. Mr. Miller, a New York State Certified Public Accountant has a Bachelor of Science degree from Fairleigh Dickinson University.

Section 16(a) Beneficial Ownership Reporting Compliance

During the fiscal year 1999 none of the officers and directors of CVF, were late in filing a report under section 16(a) of the Exchange Act.

ITEM 10 EXECUTIVE COMPENSATION

The following is a summary of the remuneration paid to the chief executive officer and all other executive officers and others whose total annual salary and bonus exceeds $100,000 for the period ending December 31, 1999 (the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

Name and                                                              Other
Principal                        Salary             Bonus          Compensation
Position              Year         $                  $                  $
----------------      -----     -------------    ------------     --------------
Jeffrey I. Dreben      1997      $200,000         $500,000 (1)    $638,863 (1)
  CEO and              1998      $200,000         $ 20,000
  President            1999      $200,000         $ 25,000

Robert B. Nally        1997      $140,000         $500,000 (1)    $622,952 (1)
  COO, CTO,            1998      $133,571 (2)     $ 13,492 (2)
  Secretary and        1999      $134,762 (3)     $ 25,000
  Treasurer

J. Murray Kierans      1999      $120,000         $  4,000
  Vice President

(1) Other compensation relates primarily to stock options exercised by Messrs. Dreben and Nally. During 1997, CVF purchased 601,932 of its own shares for an aggregate consideration of $10 from a corporation owned by officers of CVF. CVF simultaneously issued to these officers options to purchase an equal number of common shares for $0.05 per share. CVF recorded no expense effect on this exchange. During 1997, the options were exercised at a time when the quoted market price of CVF's common stock was $3 per share. On this sequence of transactions CVF recorded a $727,163 tax benefit as an increase in Additional Paid in Capital. [The net, after tax cash disbursement cost to CVF was approximately $250,000.] The above bonuses were provided to these officers as compensation for the related personal tax liabilities. These bonuses and other compensation are not expected to re-occur in the future. Other Compensation represents the benefits. The above bonuses were issued to these officers primarily to compensate them for the related personal tax liabilities of exercising the options they received.

(2) Paid in Canadian currency but translated in the table to U.S. Currency. Based on the average exchange rate for 1998 of CND $1 = US $.6746

(3) Paid in Canadian currency but translated in the table to U.S. Currency. Based on the average exchange rate for 1999 of CND $1 = US $.6738


OPTION/SAR GRANT TABLE

        The following table sets forth individual issuance of stock options to acquire Common Shares of CVF granted during the fiscal year ended December 31, 1999 to each of the Named Executive Officers.

                                       Percent of
                        Number of     Total options
                        Securities    Granted to
                       Underlying     Employees in   Exercise    Expiration
  Name              Options granted   Fiscal Year     Price          Date
-----------------   ---------------   -------------  --------    ------------
Jeffrey I. Dreben       100,000          18.9%        $2.88      Mar. 4, 2004
Robert B. Nally         100,000          18.9%        $2.88      Mar. 4, 2004
J. Murray Kierans       180,000          34.0%        $2.88      Mar. 4, 2004


AGGREGATED OPTION/SAR EXERCISE AND FISCAL YEAR END OPTION/SAR VALUE TABLE

                                                                     Value of
                                                                   Unexercised
                                              Unexercised          In-the-money
                                               Options at           Options at
                      Shares                  Dec. 31, 1999        Dec. 31, 1999
                     Acquired      Value       Exercisable/        Exercisable/
Name                On Exercise   Realized     Unexercisable      Unexercisable
------------------  -----------   --------    ----------------   ---------------
Jeffrey I. Dreben       NIL         NIL        200,000/NIL        $174,500/NIL
Robert B. Nally         NIL         NIL        200,000/NIL        $174,500/NIL
J. Murray Kierans       NIL         NIL         60,000/120,000    $190,350/NIL


Employment agreement. In 1999 CVF International entered into an employment agreement with J. Murray Kierans. Under the terms of the agreement, termination is subject to 3 months prior notice by either party.

Director's Fees. The Company does not currently pay any additional fees to the directors who are also officers of or consultants to the Company. Mr. Khouri became a consultant to the Company in June 1997 and is paid $5,802 per month in consulting fees. See "Certain Transactions and Relationships."
Robert Glazier, appointed a director in January 1998, is entitled to receive $750 per Board of Directors meeting attended in person and $375 per telephonic board meeting in which he participates. Directors do receive share options in connection with their services as directors of the corporation.

ITEM 11         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Voting Securities and Principal Holders

The following table sets forth, as of March 21, 2000, the approximate number of Common Shares of CVF owned of record or beneficially by each person who owned of record, or was known by CVF to own beneficially, more than 5% of CVF's Common Shares, and the name and shareholdings of each officer and director, and all officers and directors as a group.


                                                NUMBER OF         PERCENTAGE OF
                                              COMMON SHARES       COMMON SHARES
NAME AND ADDRESS                           BENEFICIALLY OWNED         OWNED
--------------------                       ------------------     -------------
Jeffrey I. Dreben (1)(4)                         608,524              9%
916 Center Street
Lewiston, NY 14092

Robert B. Nally (1)(4)                           609,524              9%
189 Mary Street
Waterloo, Ontario
Canada, N2J 1S1

Malcolm I. Gissing (2)                           413,782              6%
916 Center Street
Lewiston, NY 14092

Brant Investments Limited                      1,235,731             18%
c/o Royal Trust Company-
 Pension Dept.
Royal Trust Tower, 7th Floor
77 King Street West
Toronto, Ontario MSW 1P9

Prudential Insurance Co.                         610,750              9%
C/O Canada Trust Pension
  Trust Services
320 Bay Street West, 3rd Floor
Toronto, Ontario
M5H 2P6

Clarica Life Insurance                           359,200              5%
  Company
227 King Street South
Waterloo, Ontario N2J 4C5

Westinghouse Pension Plan                        359,200              5%
11 Stanwix Street
Pittsburgh, PA. 15222

Directors and Officers                         1,617,048             21%
as a Group (5 persons) (1)(3)(4)(5)(6)(7)

(1) Each of Messrs. Dreben and Nally owns 207,880 Common Shares underlying a warrant (the "Warrant") exercisable by Canadian Venture Founders Management Limited, of which Messrs. Dreben and Nally each owns 21.8%. The wives of Mr. Dreben and Mr. Nally are the registered holders of their husbands' interests in Canadian Venture Founders Management Limited. Accordingly, Mr. Dreben and Mr. Nally expressly disclaim beneficial ownership of the 207,880 Common Shares underlying the Warrant. On September 16, 1998 Messrs. Dreben and Nally were issued 100,000 options to acquire common shares of the company at an option price of $3.25 per share exercisable up to September 16, 2003. On March 4, 1999 Messrs. Dreben and Nally were issued an additional 100,000 options to acquire the Company's common shares at an option price of $2.88 per share.

(2) Mr. Gissing owns 207,309 Common Shares underling a similar warrant described in (1) above. He holds direct beneficial ownership of these warrants.

(3) Mr. Khouri has been issued 45,000 options to acquire common shares of the Company at an option price of $3.25 per share exercisable up to September 30, 2002. On March 4, 1999 Mr. Khouri was issued an additional 30,000 options to acquire common shares at an option price of $2.88 per share.

(4) Robert Glazier has been issued 20,000 options to acquire Common Shares of the Company at an option price of $3.25. On March 4, 1999 Mr. Glazier was issued an additional 30,000 options to acquire common shares at an option price of $2.88 per share.

(5) Mr. Lawrence Casse a Vice President of the Company has been issued 20,000 options to acquire common shares of the Company at an exercise price of $3.25 per share.

(6) Mr. J. Murray Kierans a Vice President of the Company has been issued 180,000 options to acquire common shares of the Company at an exercise price of $2.88 per share.

(7) Mr. Robert L. Miller Chief Financial Officer of the Company has been issued 75,000 Options to acquire common shares of the Company at an exercise price of $2.88 per Share.


ITEM 12         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Arrangements with Mr. Gissing. In connection with the resignation of Mr. Malcolm Gissing in May 1997 The Company agreed to pay Mr. Gissing a deferred retirement benefit of $6,000 CDN per month for life.


Service Agreement with D and N Consulting. The Company entered into a Service Agreement dated February 10, 1997 with D and N Consulting Corporation ("D and N"), identical to an agreement the Company formerly had with CVF, Inc., the predecessor to D and N, pursuant to which D and N would provide a variety of administrative, managerial and clerical services to the Company. Under the Service Agreement, D and N would be responsible for all administrative requirements of the Company, including, but not limited to, maintaining the books of the Company, preparing periodic reports to the Board of Directors of the Company and providing office facilities and travel expenses. In return for the above services, D and N is to be paid a service fee based on an annual budget prepared by D and N and approved by the Board of Directors of the Company. Messrs. Dreben and Nally are each officers and 50% shareholders of D and N. D and N and the Company have mutually agreed to defer operation of the Service Agreement. Instead, the services continue to be provided by officers, employees and consultants of the Company, and the Company has neither paid nor accrued service fees under the Service Agreement.

Consulting arrangement with Mr. Khouri. Pursuant to an Independent Consultant Agreement, for the months of April and May 1997, Mr. Khouri, a director of the Company, provided the Company with consulting services, as well as services as a director, in exchange for which Mr. Khouri received consulting fees of $750 per day and director fees of $1,000 per month. Effective June 1, 1997 the Company reached a new agreement with Mr. Khouri pursuant to which Mr. Khouri provides the Company with consulting services and reports directly to the President of the Company in exchange for which Mr. Khouri received $10,500 per month and no additional fees, other than share options, as a director for a one-year term which was renewable if mutually agreed to by the parties. This consulting agreement, which was renewed for another year effective June 1998 may be terminated by either party upon 90 days notice of the intent to so terminate. Effective December 1, 1999 the Company reached a new agreement with Mr. Khouri pursuant to which Mr. Khouri provides the Company with consulting services and reports directly to the President of the Company in exchange for which Mr. Khouri receives $5,802 per month and received no other compensation other than share options as a director for a one-year term which is renewable if mutually agreed to by the parties. Upon termination, Mr. Khouri will resign as a director. Periodically the President of the Company will review Mr. Khouri's performance and determine whether to continue Mr. Khouri's consulting arrangement.

Transactions with RDM Corporation. In December 1997, the Company purchased 1,428,572 special warrants in RDM Corporation for a total purchase price of $1,000,000 (CN) ($659,400 (US) based on the conversion price on August 5, 1998 of $1.00 (US) to $1.52 (CN)). The special warrants were exercised in June 1998 and were exchanged for 1,428,572 common shares of RDM Corporation. During 1998 and 1999 additional common shares of 339,500 and 100,000 respectively in common shares of RDM were purchased bringing the total number of shares owned by CVF in RDM to 1,868,072 shares (approximately 16% of the outstanding shares). RDM Corporation is a Canadian corporation which develops and supplies technologies for check processing and electronic e-commerce solutions. Mr.

Nally, an officer, director and nominee of the Company, has been Chairman of RDM Corporation since 1995 and beneficially owns 1,957,183 common shares (approximately 17% of the outstanding shares) of RDM Corporation.


ITEM 13         EXHIBITS AND REPORTS ON FORM 8-K

(3)(i)  Articles of Incorporation
        Incorporated by reference to the filing on Form 10SB dated May 29, 1997

(3)(ii) By-laws
        Incorporated by reference to the filing on Form 10SB dated May 29, 1997

(21) Subsidiaries of the Registrant filed herewith as Exhibit 21

(27) Financial Data Schedules, filed herewith as Exhibit 27


SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CVF Corporation

by: /s/ Jeffrey I. Dreben
   --------------------------------
   Jeffrey I. Dreben, CEO and
   President

date: April 4, 2000