Form 10QSB
period 2000-03-31
CVF CORP
filed 2000-05-15
CIK 1032997

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549






                                   FORM 10-QSB

                                QUARTERLY REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000



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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     As of May 12, 2000, there were 7,613,653 shares of common stock, $0.001 par value per share, of the issuer outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]



                                                   PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                                            CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS

                                                                                               March 31,    December 31,
                                                                                                 2000            1999
                                                                                             (unaudited)      (audited)
                                                                                            ------------    ------------

                                                               ASSETS
                                                               ------

CURRENT ASSETS:
         Cash and cash equivalents                                                          $  3,555,794    $  3,557,706
         Restricted cash                                                                         185,228         185,900
         Trade receivables                                                                     2,613,122       2,112,478
         Inventory                                                                             1,119,481         975,027
         Prepaid expenses and other                                                               97,085          69,044
         Income taxes receivable                                                               1,137,720       1,162,253
                                                                                            ------------    ------------
                 TOTAL CURRENT ASSETS                                                          8,708,430       8,062,408

PROPERTY AND EQUIPMENT, net of accumulated depreciation                                          511,122         479,732
HOLDINGS, carried at cost or equity                                                            2,300,877       2,162,198
HOLDINGS AVAILABLE FOR SALE,  at market                                                        5,687,645       2,160,028
GOODWILL, net of accumulated amortization                                                      7,218,594       7,539,917
                                                                                            ------------    ------------
                 TOTAL ASSETS                                                               $ 24,426,668    $ 20,404,283
                                                                                            ============    ============




                                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                                ------------------------------------

CURRENT LIABILITIES:
         Bank indebtedness                                                                  $    514,594    $    377,144
         Current portion of long-term debt                                                       248,364         249,264
         Loans in default of covenants                                                           236,340         248,273
         Trade payables                                                                        2,632,411       1,970,672
         Accrued expenses                                                                        892,653         993,544
         Dividends payable on Series A and Series B preferred stock                              153,686         144,592
         Dividends payable on subsidiary's shares                                                279,237         267,266
         Debt Equivalent                                                                         545,021         567,768
                                                                                            ------------    ------------
                 TOTAL CURRENT LIABILITIES                                                     5,502,306       4,818,523
                                                                                            ------------    ------------

LONG TERM DEBT                                                                                   274,678         275,675
DEFERRED INCOME TAXES                                                                          1,465,820          51,841
MINORITY INTEREST                                                                              4,121,145       4,374,664
PENSION OBLIGATION                                                                               510,711         517,848
PREFERRED STOCK OF SUBSIDIARIES                                                                  254,176         255,097
DEPOSIT-PRIVATE PLACEMENT (Note 8)                                                             1,750,000            --
                                                                                            ------------    ------------
                                                                                               8,376,530       5,475,125
                                                                                            ------------    ------------
REDEEMABLE SERIES A PREFERRED STOCK                                                              456,250         456,250
                                                                                            ------------    ------------
                                                                                              14,335,086      10,749,898
                                                                                            ------------    ------------
STOCKHOLDERS' EQUITY:
         Common stock, $0.001 par value, authorized 50,000,000 shares,
             7,351,822 issued and 436,200 in treasury                                              7,352           7,293
         Series B convertible preferred stock, $0.001 par value, liquidation preference of 30% of stated value, authorized, issued and
             outstanding 350,000 shares                                                              350             350
         Additional paid in capital                                                           22,752,784      22,582,146
         Treasury stock                                                                       (2,699,779)     (2,699,779)
         Accumulated other comprehensive income                                                2,110,859          22,963
         Accumulated deficit                                                                 (12,079,984)    (10,258,588)
                                                                                            ------------    ------------
                 TOTAL STOCKHOLDERS' EQUITY                                                   10,091,582       9,654,385
                                                                                            ------------    ------------
                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 24,426,668    $ 20,404,283
                                                                                            ============    ============


                 See notes to consolidated financial statements




                  CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                  ---------------------------------------------
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------

                                   (UNAUDITED)
                                   -----------

                                                                  Three months ended March 31,
                                                                   2000                      1999
                                                               -----------               -----------


SALES                                                          $ 3,921,971               $ 3,236,170

COST OF SALES                                                    3,426,332                 2,725,372
                                                               -----------               -----------

GROSS PROFIT                                                       495,639                   510,798
                                                               -----------               -----------

EXPENSES:

         Selling, general and administrative                     2,113,388                 1,575,705
         Research and development                                  138,407                   192,359
                                                               -----------               -----------
                 TOTAL EXPENSES                                  2,251,795                 1,768,064
                                                               -----------               -----------

(LOSS) FROM OPERATIONS                                          (1,756,156)               (1,257,266)
                                                               -----------               -----------

OTHER INCOME AND (EXPENSES):
         Interest income (expense), net                              4,732                   (55,695)
         Other income, net                                           2,067                    29,501
         Income (loss) from equity investees                      (251,090)                 (252,806)
         Gain on sale of holdings                                     --                     146,753
                                                               -----------               -----------
                 TOTAL OTHER INCOME AND (EXPENSES)                (244,291)                 (132,247)
                                                               -----------               -----------

(LOSS) BEFORE PROVISION FOR INCOME TAXES AND
  MINORITY INTEREST                                             (2,000,447)               (1,389,513)

         Provision (benefit) for income taxes                          482                  (172,213)
                                                               -----------               -----------
(Loss) before minority interest                                 (2,000,929)               (1,217,300)

Minority interest                                                  237,449                    128,456
                                                               -----------               ------------

NET (LOSS)                                                      (1,763,480)               (1,088,844)
                                                               ===========               ===========


NET (LOSS) PER SHARE - BASIC                                   $     (0.26)              $     (0.16)
                                                               ===========               ===========

NET (LOSS) PER SHARE - DILUTED                                       (0.26)                    (0.16)
                                                               ===========               ===========

WEIGHTED SHARES USED IN COMPUTATION - BASIC                      6,889,867                 6,727,722
                                                               ===========               ===========
WEIGHTED SHARES USED IN COMPUTATION - DILUTED                    6,889,867                 6,727,722
                                                               ===========               ===========

                 See notes to consolidated financial statements



                                            CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                                            ---------------------------------------------

                                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                                ------------------------------------

                                                             (UNAUDITED)
                                                             -----------

                                                                                                       Three Months Ended March 31,
                                                                                                     ------------------------------
                                                                                                        2000                1999
                                                                                                     -----------        -----------

CASH FLOW FROM OPERATING ACTIVITIES:
         Net (loss)                                                                                  $(1,763,480)       $(1,088,844)
                                                                                                     -----------        -----------

         Adjustments to reconcile net (loss) to net cash from operating activities:
                 Depreciation and amortization                                                           332,114            192,226
                 Loss from equity investees                                                              251,090            252,806
                 Gain on sale of investments                                                                --             (146,753)
                 Common stock issued in lieu of cash                                                     122,397               --
                 Minority interest in (losses) of subsidiaries                                          (237,449)          (128,456)
                 pension obligation                                                                        7,143             (4,404)

         Changes in operating assets and liabilities (net of acquisitions):

                 (Increase) decrease in accounts receivable                                             (507,682)           754,583
                 (Increase) in inventory                                                                (147,802)           (21,294)
                 (Increase) decrease in prepaid expenses and other                                       (28,259)           230,643
                 (Increase) decrease in income taxes receivable                                           20,313           (138,910)
                 Increase (decrease) in accounts payable and accrued expenses                            570,887           (661,825)
                 (Decrease) in income taxes payable                                                         --             (241,929)
                                                                                                     -----------        -----------
                                                                                                         382,752             86,687
                                                                                                     -----------        -----------

CASH (USED) IN OPERATING ACTIVITIES                                                                   (1,380,728)        (1,002,157)
                                                                                                     -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of property and equipment                                                              (71,523)           (11,527)
         Investments in and advances to equity investees                                                (406,557)          (803,134)
         Purchase of marketable securities                                                                  --             (316,734)

                                                                                                     -----------        -----------
CASH (USED) IN INVESTING ACTIVITIES                                                                     (478,080)        (1,131,395)
                                                                                                     -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Borrowings of debt                                                                              106,954              4,158
         (Increase) Decrease in restricted cash                                                              672             (1,467)
         Deposit Received on Private Placement                                                         1,750,000               --
         Purchase of treasury stock                                                                         --              (16,521)
                                                                                                     -----------        -----------
CASH PROVIDED (USED) IN FINANCING ACTIVITIES                                                           1,857,626            (13,830)
                                                                                                     -----------        -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
         CASH EQUIVALENTS                                                                                   (730)          (41,429)
                                                                                                     -----------        -----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                                               (1,912)        (2,188,811)

CASH AND CASH EQUIVALENTS - beginning of period                                                        3,557,706          4,297,177
                                                                                                     -----------        -----------

CASH AND CASH EQUIVALENTS - end of period                                                            $ 3,555,794        $ 2,108,366
                                                                                                     ===========        ===========



                 See notes to consolidated financial statements



                                            CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                                            ---------------------------------------------

                                                  STATEMENT OF COMPREHENSIVE INCOME
                                                  ---------------------------------

                                                             (UNAUDITED)
                                                             -----------

                                                                                                     Three months ended March 31,
                                                                                                       2000                 1999
                                                                                                    -----------         -----------

Net (loss)                                                                                          $(1,763,480)        $(1,088,844)
                                                                                                    -----------         -----------


Other comprehensive income, net of tax:

         Foreign currency translation adjustments                                                       (32,047)             54,094

         Unrealized holding gains:

         Unrealized holding gains arising during period (see note below)                              2,119,943             389,250

                                                                                                    -----------         -----------
         Net unrealized holding gains                                                                 2,119,943             389,250
                                                                                                    -----------         -----------

         Total other comprehensive income (loss)                                                      2,087,896             443,344
                                                                                                    -----------         -----------

         Comprehensive income (loss) during period                                                  $   324,416         $  (645,500)
                                                                                                    ===========         ===========


Note: Unrealized holding gains are net of tax expense of $1,413,295 and $259,500 for the three months ended March 31, 2000 and 1999 respectively.

                 See notes to consolidated financial statements

                  CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                  ---------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                        THREE MONTHS ENDED MARCH 31, 2000
                        ---------------------------------
                                   (UNAUDITED)
                                   -----------

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

3.             INVESTMENTS
               -----------

                    The following table gives certain summarized unaudited
               financial information related to the Company's equity basis holdings:


                                                       Three Months Ended
                                                            March 31,
                                                ----------------------------
                                                    2000               1999
                                                ----------------------------

Net Sales                                       $  24,787        $    93,380

Gross (loss) on sales                              (9,730)           (40,582)

(Loss) from continuing operations                (249,645)        (1,083,873)

Net (loss)                                       (249,645)        (1,083,873)

4.       INTERIM FINANCIAL STATEMENT DISCLOSURES
         ---------------------------------------

                  Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying unaudited interim financial statements. Reference is made to the Company's audited financial statements for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 4, 2000.

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

6.       CHANGE IN ACCOUNTING ESTIMATE
         -----------------------------

                  During the quarter ended March 31, 2000, the company changed the period over which goodwill is amortized from 15 years to 10 years. The effect of this change on net income (loss) for the 3 months ending March 31, 2000 was an increase in the loss by $125,625 ($0.02 per share).


7.       INCOME TAXES
         ------------

                  The income tax benefit of $172,213 booked for the three months ended March 31, 1999 was based on losses incurred in that period by the consolidated US entities being carried back to 1997 when CVF made significant gains on the sale of shares of one of its investments. No similar benefit was booked in the first quarter of 2000 because operating losses incurred after 1999 cannot be carried back to 1997. Losses incurred by Canadian subsidiaries are not available to recover US taxes paid but will be utilized when each such entity has taxable income in Canada.


8.       SEGMENTED INFORMATION
         ---------------------

                  In 1999, as a result of changes in the scope of activities of investee companies, the Company reallocated business units to business segments to more appropriately group units for chief operating decision purposes and reporting in accordance with FAS 131. This change was applied on a retroactive basis. The Company has four reportable segments: machine controls: precious gem identification, retail products, and general corporate. The machine controls division designs, manufactures and sells electric motor controls to machine manufacturers. The gem identification segment consists of one company that has developed identification and database systems, and markets its products and services to the companies in the precious gem business, including producers, cutters, distributors and retailers. The Company's retail segment consists of one company that sources and sells natural health services and products to consumers. The Company's general corporate segment includes one company which provides funding and management overview services to the holdings. This segment's profits include interest income and gains on sales of its various holdings.

         The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, depreciation and research and development. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

          There are no intersegment sales, transfers or profit or loss.

          Industry Segments for the Three Months Ended March 31, 2000 and 1999


                                              Machine     Identification     Retail        Corporate        All
                                              Controls        Systems       Products     Administration     Other            Total
2000                                               $             $              $              $               $                $
----
Sales                                        3,210,003         51,002        182,338           --          478,628        3,921,971
(Loss) from operations                        (156,999)      (206,749)      (247,035)      (718,550)      (426,823)      (1,756,156)
Other income (expense)                          52,083        (24,326)        95,868       (231,551)       101,084           (6,842)
(loss) before income taxes                    (104,916)      (231,075)      (151,167)      (950,101)      (325,739)      (1,762,998)

1999
----
Sales                                        2,690,226         47,047        235,316           --          263,581        3,236,170
(Loss) from operations                         (85,789)      (214,541)      (186,424)      (395,922)      (374,590)      (1,257,266)
Other income (expense)                         (15,983)       (17,863)        (6,123)      (124,949)       161,127           (3,791)
(loss) before income taxes                    (101,772)      (232,404)      (192,547)      (520,871)      (213,463)      (1,261,057)


9.       SUBSEQUENT EVENT
         ----------------
         On May 8, 2000 CVF Technologies Corporation issued 636,365 common shares for net cash proceeds of $1,750,000 in a private placement.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999:

Consolidated sales of CVF Technologies Corporation ("CVF" or the "Company") for the three months ended March 31, 2000 amounted to $3,921,971, representing an increase of $685,801 (21%) compared to sales of $3,236,170 for the same period in 1999. On a stand-alone basis, CVF has no sales from operations. Sales and gross profit from sales reflect the operations of CVF's consolidated subsidiaries only. The consolidated subsidiaries are Biorem Technologies Inc. ("Biorem"), Dantec Corporation ("Dantec"), Grand Island Marketing Inc. ("Elements"), GemprintTM Corporation ("Gemprint"), SRE Controls Inc. ("SRE"), Canadian Venture Founders Leasing Corporation, Eastview Marketing One LLC, and Grand Island Marketing Two LLC. CVF consolidates profit and loss only (equity method) for companies in which CVF holds 50% to 20% ownership. These companies are Ecoval Inc. ("Ecoval") and Petrozyme Technologies Inc. ("Petrozyme"). The results of RDM Corporation and TurboSonic Technologies Inc., companies in which CVF has less than 20% ownership, are not included in the Consolidated Statement of Operations. CVF's investments in these latter two companies are carried at market value on the Consolidated Balance Sheet under Holdings Available for Sale.

During the first quarter of 2000 SRE continued full production on a strategic relationship contract (which began in the third quarter of 1998) with a major original equipment manufacturer (OEM). This contract resulted in SRE's sales for the first quarter of 2000 increasing by $519,777 (19%) over the same period in 1999. This sales growth should continue throughout 2000 as the contract will be active for the entire year. Biorem's sales increased by $193,566 (241%) during the first quarter of 2000 compared to the same period in 1999 due to continued acceleration of new business in biofilter sales.

CVF's gross profit of $495,639 for the first quarter of 2000 represents a decrease of $15,159 (3%) from the same period last year. Gross profit as a percentage of sales declined to 12.6% for the first quarter of 2000 from 15.8% in the first quarter of 1999. This decrease is mainly due to SRE reducing its usual gross profit on the OEM relationship referred to above in order to increase market share. SRE plans to increase its margins on future contracts.

Selling, general and administrative expenses on a consolidated basis amounted to $2,113,388 for the first quarter of 2000. This represents an increase of $537,683 or 34% compared to the first quarter of 1999, in which the level of expenditures was low relative to the rest of that year. Of this increase $125,625 relates to the increased cost of amortizing goodwill (due to the write-off period being shortened from 15 years to 10 years beginning in 2000); $109,949 relates to consulting expense; and $82,820 relates to investor relations expense. Management continues to undertake a concerted effort to effect an overall reduction in administrative costs.

Research and development expenses for the first quarter of 2000 amounted to $138,407 compared to $192,359 in the comparable 1999 period. This decrease is mainly due to Gemprint's expenses for new product development being higher in the 1999 period by $39,568.

Net interest income (expense) increased from interest expense of $55,695 for the first quarter of 1999 to interest income of $4,732 for the same period in 2000. Investment of large cash balances by SRE during the first quarter of 2000 accounted for this increase.

Provision (benefit) for income taxes changed from a benefit of $172,213 in the first quarter of 1999 to a provision of $482 in the first quarter of 2000. The benefit of $172,213 booked for the three months ended March 31, 1999 was based on losses incurred in that period by the consolidated US entities being carried back to 1997 when CVF made significant gains on the sale of shares of one of its investments. No similar benefit was booked in the first quarter of 2000 because operating losses incurred after 1999 cannot be carried back to 1997.

Losses incurred by Canadian subsidiaries are not available to recover US taxes paid but will be utilized when each such entity has taxable income in Canada.

CVF recorded a net loss of $1,763,480 for the three months ended March 31, 2000 as a result of the operations described above, which compares to a net loss of $1,088,844 incurred in the corresponding period of 1999.

LIQUIDITY AND CAPITAL RESOURCES:

Stockholders' equity as of March 31, 2000 amounted to $10,091,582 compared to $9,654,385 at December 31, 1999. This net increase of $437,197 is primarily attributable to the net loss of $1,763,480 and a foreign exchange loss incurred during the first quarter of 2000 which was offset by an increase of $2,119,943 in unrealized gains on investment holdings which was recognized in the same period.

The current ratio of CVF at March 31, 2000 is 1.6 to 1. Although the current ratio declined from 1.7 to 1 at December 31, 1999 it still remains strong. This decline in the current ratio is attributable to the use of cash and cash equivalents to fund ongoing operations during the first three months of 2000.

In order to further augment the growth of its companies CVF plans to raise additional funds in 2000, as it did in 1999. These funds, to be derived from private placement or public offering, will be used to acquire additional positions in its existing companies or to acquire companies that are synergistic to the current portfolio. Also, CVF will endeavor to assist its investee companies to obtain financing in order to position them for future growth. In May 2000 CVF raised $1,750,000 by selling 636,365 of its common shares in a private placement. These funds will be used to acquire additional positions in CVF's existing investee companies and for new investments.

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

DATED:    May 15, 2000


                                       CVF TECHNOLOGIES CORPORATION



                                       By:    /s/ Jeffrey I. Dreben
                                          -----------------------------------
                                       Name:  Jeffrey I. Dreben
                                       Title: Chairman of the Board, President
                                                and Chief Executive Officer

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