Form 10QSB
period 2000-06-30
CVF TECHNOLOGIES CORP
filed 2000-08-14
CIK 1032997

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                                QUARTERLY REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000



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
Yes  X     No
    ---       ---

     As of August 7, 2000, there were 7,675,783 shares of common stock, $0.001 par value per share, of the issuer outstanding.

     Transitional Small Business Disclosure Format (check one): Yes      No   X
                                                                    ----     ---

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

                  CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                  ---------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                                   June 30,                December 31,
                                                                                     2000                      1999
                                                                                 (unaudited)                 (audited)
                                                                             ---------------------     ----------------------

                                     ASSETS
                                     ------

CURRENT ASSETS:
      Cash and cash equivalents                                                         1,298,930  $               3,557,706
      Restricted cash                                                                     181,470                    185,900
      Trade receivables                                                                 3,098,637                  2,112,478
      Inventory                                                                         1,143,160                    975,027
      Prepaid expenses and other                                                          175,516                     69,044
      Income taxes receivable                                                           1,119,692                  1,162,253
                                                                             ---------------------
                                                                                                       ----------------------
           TOTAL CURRENT ASSETS                                                         7,017,405                  8,062,408

PROPERTY AND EQUIPMENT, net of accumulated depreciation                                   500,915                    479,732
HOLDINGS, carried at cost or equity                                                     3,205,793                  2,162,198
HOLDINGS AVAILABLE FOR SALE ,  at market                                                7,230,828                  2,160,028
GOODWILL, net of accumulated amortization                                               6,765,856                  7,539,917
                                                                             ---------------------     ----------------------
           TOTAL ASSETS                                                                24,720,797  $              20,404,283
                                                                             =====================     ======================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
      Bank indebtedness (subsidiary)                                                      516,456  $                 377,144
      Current portion of long-term debt (subsidiary)                                      243,324                    249,264
      Subsidiary loan in breach of covenants (Note 7)                                     222,366                    248,273
      Trade payables                                                                    2,817,827                  1,970,672
      Accrued expenses                                                                  1,011,489                    993,544
      Dividends payable on Series A and Series B preferred stock                          104,058                    144,592
      Dividends payable on subsidiary's shares                                            286,244                    267,266
      Debt Equivalent (subsidiary)                                                        527,202                    567,768
                                                                             ---------------------     ----------------------
           TOTAL CURRENT LIABILITIES                                                    5,728,966                  4,818,523
                                                                             ---------------------     ----------------------

LONG TERM DEBT (subsidiary)                                                               336,695                    275,675
DEFERRED INCOME TAXES                                                                   2,099,515                     51,841
MINORITY INTEREST                                                                       3,936,018                  4,374,664
PENSION OBLIGATION                                                                        495,855                    517,848
PREFERRED STOCK OF SUBSIDIARIES                                                           249,018                    255,097
                                                                             ---------------------     ----------------------
                                                                                        7,117,101                  5,475,125
                                                                             ---------------------     ----------------------
REDEEMABLE SERIES A PREFERRED STOCK (NOTE 10)                                             456,250                    456,250
                                                                             ---------------------     ----------------------
                                                                                       13,302,317                 10,749,898
                                                                             ---------------------     ----------------------
STOCKHOLDERS' EQUITY:
      Common stock, $0.001 par value, authorized 50,000,000 shares,
          8,087,316  issued and 437,200  in treasury                                        8,087                      7,293
      Series B convertible preferred stock, $0.001 par value,
         liquidation preference of 30% of stated value, authorized,
         issued and outstanding 350,000 shares                                                350                        350
      Warrants                                                                            504,351                   -
      Additional paid in capital                                                       24,658,371                 22,582,146
      Treasury stock                                                                   (2,702,710)                (2,699,779)
      Accumulated other comprehensive income                                            2,941,358                     22,963
      Accumulated deficit                                                             (13,991,327)               (10,258,588)
                                                                             ---------------------     ----------------------
           TOTAL STOCKHOLDERS' EQUITY                                                  11,418,480                  9,654,385
                                                                             ---------------------     ----------------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  24,720,797  $              20,404,283
                                                                             =====================     ======================

                 See notes to consolidated financial statements

                  CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                  ---------------------------------------------
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------

                                   (UNAUDITED)
                                   -----------


                                                        Three months ended June 30,               Six months ended June 30,
                                                        2000                   1999                2000                1999
                                                   ------------------   -----------------  ------------------  -------------------

SALES                                              $        4,414,146  $        4,354,953  $        8,336,117  $         7,591,123

COST OF SALES                                               3,676,463           3,652,253           7,102,795            6,377,625
                                                    ------------------  ------------------  ------------------  -------------------

GROSS PROFIT                                                  737,683             702,700           1,233,322            1,213,498
                                                    ------------------  ------------------  ------------------  -------------------

EXPENSES:
      Selling, general and administrative                   1,977,311           1,715,323           4,090,699            3,291,028
      Research and development                                148,450             148,476             286,857              340,835
                                                    ------------------  ------------------  ------------------  -------------------
           TOTAL EXPENSES                                   2,125,761           1,863,799           4,377,556            3,631,863
                                                    ------------------  ------------------  ------------------  -------------------

(LOSS) FROM OPERATIONS                                     (1,388,078)         (1,161,099)         (3,144,234)          (2,418,365)
                                                    ------------------  ------------------  ------------------  -------------------

OTHER INCOME AND (EXPENSES):
      Interest income (expense), net                            1,413               4,558               6,145              (51,137)
      Other income, net                                        95,272              36,273              97,339               65,774
      (loss) from equity investees                           (283,138)           (253,718)           (534,228)            (506,524)
      Gain on sale of holdings                                     --               11,269                 --               158,022
                                                    ------------------  ------------------  ------------------  -------------------
           TOTAL OTHER INCOME AND (EXPENSES)                 (186,453)           (201,618)           (430,744)            (333,865)
                                                    ------------------  ------------------  ------------------  -------------------

(LOSS) BEFORE PROVISION FOR INCOME TAXES AND
      MINORITY INTEREST                                    (1,574,531)         (1,362,717)         (3,574,978)          (2,752,230)

      Provision (benefit) for income taxes                        945            (217,210)              1,427             (389,423)
                                                    ------------------  ------------------  ------------------  -------------------

(LOSS) BEFORE MINORITY INTEREST                            (1,575,476)         (1,145,507)         (3,576,405)          (2,362,807)

Minority interest                                             100,312              43,451             337,761              171,907
                                                    ------------------  ------------------  ------------------  -------------------

NET (LOSS) BEFORE CUMULATIVE EFFECT
      OF A CHANGE IN ACCOUNTING PRINCIPLE                  (1,475,164)         (1,102,056)         (3,238,644)          (2,190,900)
CUMULATIVE EFFECT OF A CHANGE
      IN ACCOUNTING PRINCIPLE NET OF TAX (SEE NOTE 5.)             --            (253,154)                 --             (253,154)
                                                    ------------------  ------------------  ------------------  -------------------
NET (LOSS)                                         $       (1,475,164) $       (1,355,210) $       (3,238,644) $        (2,444,054)
                                                    ==================  ==================  ==================  ===================

BASIC (LOSS) PER SHARE
LOSS BEFORE CUMULATIVE EFFECT OF A CHANGE
      IN ACCOUNTING PRINCIPLE                      $            (0.21) $            (0.16) $            (0.47) $             (0.32)
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
      PRINCIPLE (SEE NOTE 5.)                                      --               (0.04)                 --                (0.04)
                                                    ------------------  ------------------  ------------------  -------------------
NET (LOSS)                                         $            (0.21) $            (0.20) $            (0.47) $             (0.36)
                                                    ==================  ==================  ==================  ===================

WEIGHTED SHARES USED IN COMPUTATION - BASIC                 7,339,177           6,722,675           7,114,522            6,725,185
                                                    ==================  ==================  ==================  ===================
WEIGHTED SHARES USED IN COMPUTATION - DILUTED               7,339,177           6,722,675           7,114,522            6,725,185
                                                    ==================  ==================  ==================  ===================

                 See notes to consolidated financial statements

                  CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                  ---------------------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

                                   (UNAUDITED)
                                   -----------

                                                                                              Six Months Ended June 30,
                                                                                   --------------------------------------------
                                                                                          2000                    1999
                                                                                   --------------------    --------------------

CASH FLOW FROM OPERATING ACTIVITIES:
      Net (loss)                                                               $            (3,238,644) $           (2,444,054)
                                                                                   --------------------    --------------------

      Adjustments to reconcile net (loss) to net
      cash from operating activities:
           Depreciation and amortization                                                       658,061                 364,984
           loss from equity investees                                                          534,228                 506,524
           Gain on sale of investments                                                              --                (158,022)
           Cumulative effect of change in accounting principle                                      --                 253,154
           Common stock issued in lieu of cash                                                 262,395                      --
           Minority interest in (losses) of subsidiaries                                      (337,761)                 34,732
           pension obligation                                                                   14,828                  (9,041)

      Changes in operating assets and liabilities  (net of acquisitions):
           (Increase) in accounts receivable                                                (1,028,584)               (210,805)
           (Increase) decrease in inventory                                                   (193,293)                  1,103
           (Increase) decrease in prepaid expenses and other                                  (127,549)                256,204
           (Increase) decrease in income taxes receivable                                       42,561                (304,390)
           Increase in accounts payable and accrued expenses                                 1,085,159                 140,446
           (decrease) in income taxes payable                                                       --                (243,868)
                                                                                   --------------------    --------------------
                                                                                               910,045                 631,021
                                                                                   --------------------    --------------------

CASH (USED) IN OPERATING ACTIVITIES                                                         (2,328,599)             (1,813,033)
                                                                                   --------------------    --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                                      (108,943)                (26,739)
      Investments in and advances to equity investees                                       (1,626,495)               (943,237)
      Purchase of holdings available for sale                                                  (51,203)               (471,000)
      Acquisitions, net of cash acquired                                                            --                (206,639)
      Proceeds from sale of investments                                                             --                 228,730
      Proceeds from sale of marketable securities                                                   --                 250,244

                                                                                   --------------------    --------------------
CASH (USED) IN INVESTING ACTIVITIES                                                         (1,786,641)             (1,168,641)
                                                                                   --------------------    --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings of debt                                                                       197,869                 110,403
      (Increase) in restricted cash                                                                 --                  (3,020)
      Sale of common stock                                                                   1,806,760                      --
      Purchase of treasury stock                                                                (2,931)                (32,965)
      Redemption of shares in stock of subsidiaries                                            (27,308)                     --
                                                                                   --------------------    --------------------
CASH PROVIDED (USED) IN FINANCING ACTIVITIES                                                 1,974,390                  74,418
                                                                                   --------------------    --------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
      CASH EQUIVALENTS                                                                        (117,926)               (147,156)
                                                                                   --------------------    --------------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                                 (2,258,776)             (3,054,412)

CASH AND CASH EQUIVALENTS - beginning of period                                              3,557,706               4,297,177
                                                                                   --------------------    --------------------

CASH AND CASH EQUIVALENTS - end of period                                      $             1,298,930  $            1,242,765
                                                                                   ====================    ====================

                 See notes to consolidated financial statements

                  CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                  ---------------------------------------------

                        STATEMENT OF COMPREHENSIVE INCOME
                        ---------------------------------

                                   (UNAUDITED)
                                   -----------


                                                                         Three months ended June 30,      Six months ended June 30,
                                                                          2000               1999            2000          1999
                                                                       ------------    --------------   -------------  ------------

Net (loss)                                                           $  (1,475,164)  $    (1,355,210)  $  (3,238,644) $ (2,444,054)
                                                                       ------------    --------------   -------------  ------------


Other comprehensive income, net of tax:

      Foreign currency translation adjustments                            (114,301)          102,437        (146,348)      156,531

      Unrealized holding gains:

      Unrealized holding gains arising during period (see note below)      944,800           331,781       3,064,743       721,031

                                                                       ------------    --------------   -------------  ------------
      Net unrealized holding gains                                         944,800           331,781       3,064,743       721,031
                                                                       ------------    --------------   -------------  ------------

      Total other comprehensive income (loss)                              830,499           434,218       2,918,395       877,562
                                                                       ------------    --------------   -------------  ------------

      Comprehensive income (loss) during period                      $    (644,665)  $      (920,992)  $    (320,249) $ (1,566,492)
                                                                       ============    ==============   =============  ============


Note: Unrealized holding gains are net of tax expense of $667,926 and $170,917 for the three months ended June 30, 2000 and 1999 respectively and $2,081,221 and $371,440 for the six months ended June 30, 2000 and 1999 respectively.

                 See notes to consolidated financial statements

                  CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                  ---------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                         SIX MONTHS ENDED JUNE 30, 2000
                         ------------------------------
                                   (UNAUDITED)
                                   -----------


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

3.       INVESTMENTS
         -----------

                  The following table gives certain summarized unaudited financial information related to the Company's equity basis holdings:

                                            Six Months Ended
                                                June 30,

                            --------------------------------------------------
                                    2000                        1999
                            --------------------------------------------------
                                  $117,757                    $602,659
Net Sales


Gross profit on sales
                                     5,488                     129,421

(loss) from continuing
operations                        (542,629)                 (1,219,431)

Net (loss)                        (542,629)                 (1,219,431)

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

6.       CHANGE IN ACCOUNTING ESTIMATE
         -----------------------------

                  Effective January 1, 2000 the company changed the period over which goodwill is amortized from 15 years to 10 years. The effect of this change on net income (loss) for the 6 months ending June 30, 2000 was an increase in the loss by $280,264 ($0.04 per share).

7.       SUBSIDIARY LOAN IN BREACH OF COVENANTS
         --------------------------------------

                  The full amount of the Elements small business loans have been included in current liabilities, as Elements did not comply with certain financial ratios included in the related loan agreements, giving the lender the right to demand repayment. Elements is current with payments on these loans.

8.       INCOME TAXES
         ------------

                  The income tax benefit of $389,423 booked for the six months ended June 30, 1999 was based on losses incurred in that period by the consolidated US entities being carried back to 1997 when CVF made significant gains on the sale of shares of one of its investments. No similar benefit was booked in the first six months of 2000 because operating losses incurred after 1999 cannot be carried back to 1997. Losses incurred by Canadian subsidiaries are not available to recover US taxes paid but will be utilized when each such entity has taxable income in Canada.

9.       SEGMENTED INFORMATION
         ---------------------

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


         Industry Segments for the Six Months Ended June 30, 2000 and 1999


                                     Machine     Identification     Retail         Corporate          All
                                     Controls       Systems        Products      Administration      Other          Total
2000                                    $              $               $               $               $              $
----
Sales                                 6,322,387         86,965        371,546               --       1,555,219      8,336,117
(Loss) from operations                 (429,256)      (418,936)      (438,508)      (1,331,429)       (526,105)    (3,144,234)
Other income (expense)                  108,967        (38,391)       146,951         (435,556)        125,046        (92,983)
(loss) before income taxes             (320,289)      (457,327)      (291,557)      (1,766,985)       (401,059)    (3,237,217)

1999
----
Sales                                 6,104,121         97,684        457,676               --         931,642      7,591,123
(Loss) from operations                  (79,989)      (413,405)      (328,366)      (1,048,795)       (547,716)    (2,418,271)
Other income (expense)                    4,852        (36,239)       (12,837)        (351,585)        233,851       (161,958)
(loss) before income taxes
and cumulative effect of a
change in accounting principle          (75,137)      (449,644)      (341,203)      (1,400,380)       (313,865)    (2,580,229)



10.      SUBSEQUENT EVENTS
         -----------------

                  In July, 2000 CVF extended an offer to the Series A Preferred Stock shareholders to exchange their shares with a stated value of $18.25 per share plus accrued dividends for CVF common shares at a $2.00 per share price. This offer is currently outstanding.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999:

Consolidated sales of CVF Technologies Corporation ("CVF" or the "Company") for the three months ended June 30, 2000 amounted to $4,414,146, representing an increase of $59,193 (1.4%) compared to sales of $4,354,953 for the same period in 1999. On a stand-alone basis, CVF has no sales from operations. Sales and gross profit from sales reflect the operations of CVF's consolidated subsidiaries only. The consolidated subsidiaries are Biorem Technologies Inc. ("Biorem"), Dantec Corporation ("Dantec"), Grand Island Marketing Inc. ("Elements"), GemprintTM Corporation ("Gemprint"), SRE Controls Inc. ("SRE"), Canadian Venture Founders Leasing Corporation, Eastview Marketing One LLC, and Grand Island Marketing Two LLC. CVF consolidates profit and loss only (equity method) for companies in which CVF holds 50% to 20% ownership. These companies are Ecoval Inc. ("Ecoval") and Petrozyme Technologies Inc. ("Petrozyme"). The results of RDM Corporation and TurboSonic Technologies Inc., companies in which CVF has less than 20% ownership, are not included in the Consolidated Statement of Operations. CVF's investments in these latter two companies are carried at market value on the Consolidated Balance Sheet under Holdings Available for Sale.

Biorem's sales increased by $471,229 (353%) during the second quarter of 2000 compared to the same period in 1999 due to continued acceleration of new business in biofilter sales. During the second quarter of 2000 SRE continued full production on a strategic relationship contract (which began in the third quarter of 1998) with a major original equipment manufacturer (OEM). SRE's sales in respect of this OEM contract for the second quarter of 2000 decreasing by $301,511 (9%) over the same period in 1999. Dantec's sales in the second quarter decreased by $62,699 (12%) compared to the 1999 period.

CVF's gross profit of $737,683 for the second quarter of 2000 represents an increase of $34,983 (5.0%) from the same period last year. Gross profit as a percentage of sales increased to 16.7% for the second quarter of 2000 from 16.1% for the second quarter of 1999. This increase is mainly due to SRE's reduced sales for the quarter at lower gross margins than the other subsidiary companies. SRE plans to increase its margins on future contracts.

Selling, general and administrative expenses on a consolidated basis amounted to $1,977,311 for the second quarter of 2000. This represents an increase of $261,988 or 15% compared to the second quarter of 1999. Of this increase $162,555 relates to the increased cost of amortizing goodwill (due to the write-off period being shortened from 15 years to 10 years beginning in 2000); and $60,545 relates to investor relations expense. Management continues to undertake a concerted effort to effect an overall reduction in administrative costs.

Research and development expenses for the second quarter of 2000 amounted to $148,450 compared to $148,476 in the comparable 1999 period.

Net interest income decreased from interest income of $4,558 for the second quarter of 1999 to interest income of $1,413 for the same period in 2000.

Other income earned by CVF in the second quarter of 2000 amounted to $95,272, representing a $58,999 increase over the comparable 1999 period. This increase was mainly due to a fee earned for assisting one of CVF's investee companies to secure funding.

Losses of CVF from equity holdings, entities in which CVF has a 50% or less ownership, increased from $253,718 in the 1999 period to $283,138 in the 2000 period. This increase is attributable to the Company's increased share of the losses of Ecoval and Petrozyme.

Provision (benefit) for income taxes for the second quarter of 2000 was a provision of $945 as compared to a benefit of $217,210 booked for the same period in 1999. This benefit was based on losses incurred in 1999 by the consolidated US entities being carried back to 1997 when CVF made significant gains on the sale of shares of one of its investments. No similar benefit was booked in the second quarter of 2000 because operating losses incurred after 1999 cannot be carried back to 1997. Losses incurred by Canadian subsidiaries are not available to recover US taxes paid but will be utilized when each such entity has taxable income in Canada.

Minority interest portion of the loss increased to $100,312 in the second quarter of 2000 from $43,451 in the comparable 1999 period due to the attribution to minority interest of the larger losses of Dantec, Elements and SRE incurred in the more recent period.

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

CVF recorded a net loss of $1,475,164 for the three months ended June 30, 2000 as a result of the operations described above, which compares to a net loss of $1,355,210 incurred in the corresponding period of 1999.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999:

Consolidated sales of CVF for the six months ended June 30, 2000 amounted to $8,336,117, representing an increase of $744,994 (9.8%) compared to sales of $7,591,123 for the same period in 1999.

Biorem achieved a $664,795 (310.9%) increase in sales compared to the same period in 1999 due to accelerating new business in biofilter sales. During the first half of 2000 SRE continued full production on a joint venture contract (which began in the third quarter of 1998) with a major original equipment manufacturer (OEM). This resulted in SRE's sales for the first six months of 2000 increasing by $218,266 (3.6%) over the same period in 1999.

CVF's gross profit as a percentage of sales declined from 16.0% in the first six months of 1999 to 14.8% for the same period in 2000. This decrease is mainly due to SRE reducing its usual gross profit on the OEM contract referred to above in order to increase market share. SRE plans to increase its margins on future contracts. Biorem's gross profit increased by $132,401 in first six months of 2000 over the comparable 1999 period due to the biofilter sales increase.

Selling, general and administrative expenses on a consolidated basis amounted to $4,090,699 for the first six months of 2000. This represents an increase of $799,671 or 24% compared to the first six months of 1999. Of this increase $280,264 relates to the increased cost of amortizing goodwill (due to the write-off period being shortened from 15 years to 10 years beginning in 2000); and $143,365 relates to investor relations expense. Management continues to undertake a concerted effort to effect an overall reduction in administrative costs.

Research and development expenses for the six months ended June 30, 2000 were $286,857 compared to $340,835 in the 1999 period. This decrease is mainly due to Gemprint's expenses for new product development being higher in the 1999 period by $35,227.

Net interest income (expense) increased from interest expense of $51,137 for the six months ended June 30, 1999 to interest income of $6,145 for the same period in 2000. Investment of large cash balances at SRE during the 2000 first six months gave rise to the 2000 interest income.


Other income of $97,339 earned in the first six months of 2000 represents an increase of $31,565 compared to the same period of 1999. This increase was mainly due to a fee earned for assisting one of CVF's investee companies to secure funding.

Losses of CVF from equity holdings, entities in which CVF has an ownership between 50% and 20%, increased to $534,228 in the 2000 period from $506,524 in the 1999 period. This increase is attributable to the Company's increased share of the losses of Ecoval and Petrozyme.

Provision (benefit) for income taxes changed to a provision of $1,427 for the first six months of 2000, from a benefit of $389,423 in the comparable 1999 period. The benefit booked in the 1999 period was based on losses incurred in that period by the consolidated US entities being carried back to 1997 when CVF made significant gains on the sale of shares of one of its investments. No similar benefit was booked in the 2000 period because operating losses incurred after 1999 cannot be carried back to 1997. Losses incurred by Canadian subsidiaries are not available to recover US taxes paid but will be utilized when each such entity has taxable income in Canada.

Minority interest portion of the loss increased to $337,761 in the first six months of 2000 from $171,907 in the comparable 1999 period due to the attribution to minority interest of the larger losses of Dantec, Elements and SRE incurred in the more recent period.

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

As a result of the operations described above, in the first six months of 2000 the Company recorded a net loss of $3,238,644 as compared to a net loss of $2,444,054 in the corresponding period of 1999.

LIQUIDITY AND CAPITAL RESOURCES:

Stockholders' equity as of June 30, 2000 amounted to $11,418,480 compared to $9,654,385 at December 31, 1999. The net increase of $1,764,095 which occurred during this six month period is primarily attributable to a private placement of 636,365 of CVF's common shares in May, 2000 for proceeds of $1,750,000 as well as an increase of $2,119,943 in unrealized gains on investment holdings. These increases were partially offset by the net loss of $3,238,644 and a foreign exchange loss which were incurred during the same period.

The current ratio of CVF at June 30, 2000 is 1.2 to 1. Although the current ratio declined from 1.7 to 1 at December 31, 1999 it still remains satisfactory. This decline in the current ratio is attributable to the use of cash and cash equivalents to fund ongoing operations during the first six months of 2000.

In order to further augment the growth of its companies, CVF plans to continue to raise additional funds in 2000, as it also did in 1999. These funds, to be derived from private placement or public offering, will be used to acquire additional positions in its existing companies or to acquire companies that are synergistic to the current portfolio. Also, CVF will continue its efforts to assist its investee companies to obtain financing in order to position them for future growth.

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

                           PART II - OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

              In May 2000, the Company sold 636,365 shares of common stock in a private placement for aggregate cash proceeds of $1.75 million.
           The transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

Item 4.    Submission of Matters to Vote of Security Holders

              On June 22, 2000, the Company held its Annual Meeting of Shareholders. The matters voted upon at the Annual Meeting were
           (1) the election of four (4) directors and (2) the approval of the Company's 2000 Stock Option Plan. The results of the voting were as follows:

           Election of Directors
           ---------------------
           Name             Votes For       Votes Withheld
           ----             ---------       --------------
           Jeffery Dreben   5,815,573           37,435
           Robert Nally     5,815,573           37,435
           George Khouri    5,824,373           28,635
           Robert Glazier   5,824,373           28,635


           2000 Stock Option Plan
           ----------------------
              For           Against             Abstain
              ---           -------             -------
           4,512,414        64,325                 0

Item 6.    Exhibits and Reports on Form 8-K

           (11)          Statement re computation of per share earnings

           (27)          Financial Data Schedule

                                   SIGNATURES


           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:            August 14, 2000


                                      CVF TECHNOLOGIES CORPORATION



                                        By:             /S/ JEFFREY I. DREBEN
                                           ----------------------------------
                                        Name:  Jeffrey I. Dreben
                                        Title: Chairman of the Board, President
                                                 and Chief Executive Officer


                                        By:             /S/ ROBERT L. MILLER
                                           ---------------------------------
                                        Name: Robert L. Miller
                                        Title:   Chief Financial Officer

                                  EXHIBIT INDEX

         (11)              Statement re computation of per share earnings

         (27)              Financial Data Schedule