Form 10QSB
period 2000-09-30
CVF TECHNOLOGIES CORP
filed 2000-11-14
CIK 1032997

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

CVF TECHNOLOGIES CORPORATION

(Exact name of small business issuer as specified in its charter)

NEVADA	0-29266	87-0429335
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

916 CENTER STREET

LEWISTON, NEW YORK 14092
(716) 754-7883
(Address, including zip code, and telephone number,
including area code, of issuer’s principal executive offices)

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [     ]

      As of November 6, 2000, there were 7,985,856 shares of common stock, $0.001 par value per share, of the issuer outstanding.

      Transitional Small Business Disclosure Format (check one): Yes [     ] No [X]

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2000	1999
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$1,267,956	$3,557,706

Restricted cash	178,677	185,900

Trade receivables	3,197,308	2,112,478

Inventory	1,006,434	975,027

Prepaid expenses and other	159,711	69,044

Income taxes receivable	10,502	1,162,253

TOTAL CURRENT ASSETS	5,820,588	8,062,408

PROPERTY AND EQUIPMENT, net of accumulated depreciation	489,504	479,732

HOLDINGS, carried at cost or equity	3,011,847	2,162,198

HOLDINGS (in public companies) AVAILABLE FOR SALE, at market	8,011,840	2,160,028

GOODWILL, net of accumulated amortization	6,377,627	7,539,917

TOTAL ASSETS	$23,711,406	$20,404,283

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Bank indebtedness (subsidiary)	$263,518	$377,144

Current portion of long-term debt (subsidiary)	239,580	249,264

Subsidiary loan in breach of covenants (Note 7)	204,361	248,273

Trade payables	2,796,392	1,970,672

Accrued expenses	1,016,613	993,544

Dividends payable on Series A and Series B preferred stock	63,129	144,592

Dividends payable on subsidiary’s shares	294,317	267,266

Debt equivalent (subsidiary)	505,780	567,768

TOTAL CURRENT LIABILITIES	5,383,690	4,818,523

LONG TERM DEBT (subsidiary)	431,339	275,675

DEFERRED INCOME TAXES	2,332,971	51,841

MINORITY INTEREST	3,829,273	4,374,664

PENSION OBLIGATION	483,234	517,848

PREFERRED STOCK OF SUBSIDIARIES	245,187	255,097

	7,322,004	5,475,125

REDEEMABLE SERIES A PREFERRED STOCK (Note 10)	67,835	456,250

	12,773,529	10,749,898

STOCKHOLDERS’ EQUITY:

Common stock, $0.001 par value, authorized 50,000,000 shares, 8,425,556 issued and 439,700 in treasury	8,426	7,293

Series B convertible preferred stock, $0.001 par value, liquidation preference of 30% of stated value, authorized, issued and outstanding 350,000 shares	350	350

Warrants	504,351	—

Additional paid in capital	25,483,933	22,582,146

Treasury stock	(2,709,802)	(2,699,779)

Accumulated other comprehensive income	3,168,945	22,963

Accumulated deficit	(15,518,326)	(10,258,588)

TOTAL STOCKHOLDERS’ EQUITY	10,937,877	9,654,385

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,711,406	$20,404,283

See notes to consolidated financial statements

CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,

	2000	1999	2000	1999

SALES	$4,208,134	$4,306,856	$12,544,251	$11,897,979

COST OF SALES	3,325,027	3,706,873	10,427,822	10,084,498

GROSS PROFIT	883,107	599,983	2,116,429	1,813,481

EXPENSES:

Selling, general and administrative	1,814,762	1,466,089	5,905,461	4,757,117

Research and development	151,956	175,176	438,813	516,011

TOTAL EXPENSES	1,966,718	1,641,265	6,344,274	5,273,128

(LOSS) FROM OPERATIONS	(1,083,611)	(1,041,282)	(4,227,845)	(3,459,647)

OTHER INCOME AND (EXPENSES):

Interest (expense), net	(26,408)	(33,872)	(20,263)	(85,009)

Other income, net	16,805	28,867	114,144	94,641

(Loss) from equity investees	(356,588)	(238,581)	(890,816)	(745,105)

Gain on sale of holdings	58,843	188	58,843	158,210

TOTAL OTHER INCOME AND (EXPENSES)	(307,348)	(243,398)	(738,092)	(577,263)

(LOSS) BEFORE PROVISION FOR INCOME TAXES AND

MINORITY INTEREST	(1,390,959)	(1,284,680)	(4,965,937)	(4,036,910)

Provision (benefit) for income taxes	231	(178,839)	1,658	(568,262)

(LOSS) BEFORE MINORITY INTEREST	(1,391,190)	(1,105,841)	(4,967,595)	(3,468,648)

Minority interest	45,684	2,017	383,445	173,924

NET (LOSS) BEFORE CUMULATIVE EFFECT

OF A CHANGE IN ACCOUNTING PRINCIPLE	(1,345,506)	(1,103,824)	(4,584,150)	(3,294,724)
CUMULATIVE EFFECT OF A CHANGE

IN ACCOUNTING PRINCIPLE NET OF TAX (Note 5)	—	—	—	(253,154)

NET (LOSS)	$(1,345,506)	$(1,103,824)	$(4,584,150)	$(3,547,878)

BASIC (LOSS) PER SHARE
LOSS BEFORE CUMULATIVE EFFECT OF A CHANGE

IN ACCOUNTING PRINCIPLE	$(0.18)	$(0.17)	$(0.65)	$(0.49)

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE (Note 5)	—	—	—	(0.04)

NET (LOSS)	$(0.18)	$(0.17)	$(0.65)	$(0.53)

WEIGHTED SHARES USED IN COMPUTATION — BASIC	7,760,508	6,720,628	7,331,423	6,723,649

WEIGHTED SHARES USED IN COMPUTATION — DILUTED	7,760,508	6,720,628	7,331,423	6,723,649

See note to consolidated financial statements

CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,

	2000	1999

CASH FLOW FROM OPERATING ACTIVITIES:

Net (loss)	$(4,584,150)	$(3,547,878)

Adjustments to reconcile net (loss) to net cash from operating activities:

Depreciation and amortization	983,187	541,645

loss from equity investees	890,816	745,105

Gain on sale of investments	—	(158,210)

Cumulative effect of change in accounting principle	—	253,154

Common stock issued in lieu of cash	339,063	—

Minority interest in (losses) of subsidiaries	(383,445)	32,961

Pension obligation	21,899	(13,820)

Changes in operating assets and liabilities (net of acquisitions):

(Increase) decrease in accounts receivable	(1,171,806)	550,083

(Increase) decrease in inventory	(70,765)	57,970

(Increase) decrease in prepaid expenses and other	(115,334)	270,526

Decrease in income taxes receivable	1,151,751	298,363

Increase (decrease) in accounts payable and accrued expenses	918,594	(336,567)

(Decrease) in income taxes payable	—	(244,214)

	2,563,960	1,996,996

CASH (USED) IN OPERATING ACTIVITIES	(2,020,190)	(1,550,882)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(142,638)	(35,631)

Investments in and advances to equity investees	(1,835,196)	(1,348,697)

Purchase of holdings available for sale	(293,448)	(471,561)

Acquisitions, net of cash acquired	—	(206,885)

Proceeds from sale of investments	67,794	479,544

CASH (USED) IN INVESTING ACTIVITIES	(2,203,488)	(1,583,230)

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings of debt	36,181	74,030

(Increase) in restricted cash	—	(4,574)

Sale of common stock	1,806,760	—

Purchase of treasury stock	(10,024)	(33,004)

Redemption of shares in stock of subsidiaries	(40,782)	—

CASH PROVIDED (USED) IN FINANCING ACTIVITIES	1,792,135	36,452

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND

CASH EQUIVALENTS	141,793	(164,217)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,289,750)	(3,261,877)

CASH AND CASH EQUIVALENTS — beginning of period	3,557,706	4,297,177

CASH AND CASH EQUIVALENTS — end of period	$1,267,956	$1,035,300

See notes to consolidated financial statements

CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES

STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,

	2000	1999	2000	1999

Net (loss)	$(1,345,506)	$(1,103,824)	$(4,584,150)	$(3,547,878)

Other comprehensive income, net of tax:

Foreign currency translation adjustments	(118,332)	(49,621)	(264,680)	106,910

Unrealized holding gains:

Unrealized holding gains arising during period (see note below)	345,919	(202,983)	3,410,743	518,048

Net unrealized holding gains	345,919	(202,983)	3,410,743	518,048

Total other comprehensive income (loss)	227,587	(252,604)	3,146,063	624,958

Comprehensive income (loss) during period	$(1,117,919)	$(1,356,428)	$(1,438,087)	$(2,922,920)

Note: Unrealized holding gains are net of tax expense (benefit) of $192,566 and ($135,322) for the three months ended September 30, 2000 and 1999 respectively and $2,273,787 and $339,129 for the nine months ended September 30, 2000 and 1999 respectively

See notes to consolidated financial statements

CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2000

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. INCOME (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. The net income (loss) available to common stockholders consists of net income (loss) reduced by the dividends on the Company’s Series A and B preferred stock. Diluted earnings (loss) per share reflects the per share amount that would have resulted if diluted potential common stock had been converted to common stock, as prescribed by SFAS 128.

3. INVESTMENTS

The following table gives certain summarized unaudited financial information related to the Company’s equity basis holdings:

	Nine Months Ended
	September 30,

	2000	1999

Net Sales	$156,893	$616,595

Gross profit on sales	850	133,916

(Loss) from continuing operations	(786,891)	(1,546,534)

Net (loss)	(786,891)	(1,546,534)

4. INTERIM FINANCIAL STATEMENT DISCLOSURES

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying unaudited interim financial statements. Reference is made to the Company’s audited financial statements for the year ended December 31, 1999 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 4, 2000.

5. ADOPTION OF ACCOUNTING STANDARD

During the nine month period ended September 30, 1999, the Company adopted Statement of Position 98-5 (issued by the Accounting Standards Executive Committee of The American Institute of Certified Public Accountants), “Reporting on the costs of start-up activities” prescribing that start-up costs should be expensed as incurred. A charge of $253,154 net of tax was recorded in the nine month period ended June 30, 1999.

6. CHANGE IN ACCOUNTING ESTIMATE

Effective January 1, 2000 the company changed the period over which goodwill is amortized from 15 years to 10 years. The effect of this change on net income (loss) for the 9 months ending September 30, 2000 was an increase in the loss by $471,921 ($0.06 per share).

7. SUBSIDIARY LOAN IN BREACH OF COVENANTS

The full amount of the Elements small business loans have been included in current liabilities, as Elements did not comply with certain financial ratios included in the related loan agreements, giving the lender the right to demand repayment. Elements is current with payments on these loans.

8. INCOME TAXES

The income tax benefit of $568,262 booked for the nine months ended September 30, 1999 was based on losses incurred in that period by the consolidated US entities being carried back to 1997 when CVF made significant gains on the sale of shares of one of its investments. No similar benefit was booked in the first nine months of 2000 because operating losses incurred after 1999 cannot be carried back to 1997. Losses incurred by Canadian subsidiaries are not available to recover US taxes paid but will be utilized when each such entity has taxable income in Canada.

9. SEGMENTED INFORMATION

In 1999, as a result of changes in the scope of activities of investee companies, the Company reallocated business units to business segments to more appropriately group units for chief operating decision purposes and reporting in accordance with FAS 131. This change was applied on a retroactive basis. The Company has four reportable segments: machine controls, precious gem identification, retail products, and general corporate. The machine controls division designs, manufactures and sells electric motor controls to machine manufacturers. The gem identification segment consists of one company that has developed identification and database systems, and markets its products and services to the companies in the precious gem business, including producers, cutters, distributors and retailers. The Company’s retail segment consists of one company that sources and sells natural health services and products to consumers. The Company’s general corporate segment includes one company which provides funding and management overview services to the holdings. This segment’s profits include interest income and gains on sales of its various holdings.

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, depreciation and research and development. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

There are no intersegment sales, transfers or profit or loss.

Industry Segments for the Nine Months Ended September 30, 2000 and 1999

	Machine	Identification	Retail	Corporate	All
	Controls	Systems	Products	Administration	Other	Total
	$	$	$	$	$	$

2000

Sales	9,070,374	137,366	511,345	—	2,825,166	12,544,251

(Loss) from operations	(642,680)	(573,565)	(590,541)	(1,827,533)	(593,526)	(4,227,845)

Other income (expense)	160,276	(62,208)	209,328	(719,095)	57,052	(354,647)

(Loss) before income taxes	(482,404)	(635,773)	(381,213)	(2,546,628)	(536,474)	(4,582,492)

1999

Sales	9,574,690	127,407	664,226	—	1,531,656	11,897,979

(Loss) from operations	(47,805)	(598,382)	(493,900)	(1,518,207)	(792,126)	(3,450,420)

Other income (expense)	(4,195)	(67,693)	(28,132)	(582,548)	270,002	(412,566)
(Loss) before income taxes and cumulative effect of a change in accounting principle
	(52,000)	(666,075)	(522,032)	(2,100,755)	(522,124)	(3,862,986)

10 SERIES A PREFERRED STOCK

In July, 2000 CVF extended an offer to the Series A Preferred Stock shareholders to exchange their shares with a stated value of $18.25 per share plus accrued dividends for CVF common shares at a $2.00 per share price. All but $67,835 of the stock was converted in August, 2000.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999:

Consolidated sales of CVF Technologies Corporation (“CVF”) for the three months ended September 30, 2000 amounted to $4,208,134, representing a decrease of $98,722 (2.3%) compared to sales of $4,306,856 for the same period in 1999. On a stand-alone basis, CVF has no sales from operations. Sales and gross profit from sales reflect the operations of CVF’s consolidated subsidiaries only. The consolidated subsidiaries are Biorem Technologies Inc. (“Biorem”), Dantec Corporation (“Dantec”), Grand Island Marketing Inc. (“Elements”), GemprintTM Corporation (“Gemprint”), SRE Controls Inc. (“SRE”), Canadian Venture Founders Leasing Corporation, Eastview Marketing One LLC, and Grand Island Marketing Two LLC. CVF consolidates profit and loss only (equity method) for companies in which CVF holds 50% to 20% ownership. These companies are Ecoval Inc. (“Ecoval”) and Petrozyme Technologies Inc. (“Petrozyme”). The results of RDM Corporation (“RDM”) and TurboSonic Technologies Inc. (“TurboSonic”), companies in which CVF has less than 20% ownership, are not included in the Consolidated Statement of Operations. CVF’s investments in RDM and TurboSonic are carried at market value on the Consolidated Balance Sheet under Holdings Available for Sale.

Biorem’s sales increased by $574,632 (1,441%) during the third quarter of 2000 compared to the same period in 1999 due to continued acceleration of new business in biofilter sales. Dantec’s sales in the third quarter increased by $95,301 (17%) compared to the same quarter in 1999. During the third quarter of 2000 SRE continued full production on a strategic relationship contract (which began in the third quarter of 1998) with a major original equipment manufacturer (OEM). SRE’s sales in respect of this OEM contract for the third quarter of 2000 decreased by $722,582 (21%) over the same period in 1999. Elements’ sales in the third quarter of 2000 decreased by $66,751 (32%) as it operated one less store in this period than in the comparable 1999 period.

CVF’s gross profit of $883,107 for the third quarter of 2000 represents an increase of $283,124 (47.2%) over the same period last year. Gross profit as a percentage of sales increased to 21.0% for the third quarter of 2000 from 13.9% for the third quarter of 1999. This increase in the more recent quarter is mainly due to SRE’s reduced sales under the lower gross margins of the OEM contract described above. Also, Biorem’s gross margins in the third quarter of 2000 increased by $176,316 due to its significant sales increase in that period compared to the same quarter of 1999.

Selling, general and administrative expenses on a consolidated basis amounted to $1,814,762 for the third quarter of 2000. This represents an increase of $348,673 or 24% compared to the third quarter of 1999. Of this increase, $133,978 relates to the increased cost of amortizing goodwill (due to the write-off period being shortened from 15 years to 10 years beginning in 2000) and $198,425 relates to administrative expenses incurred at SRE. Management continues to undertake a concerted effort to effect an overall reduction in administrative costs.

Research and development expenses for the third quarter of 2000 amounted to $151,956 compared to $175,176 in the comparable 1999 period. R&D spending at Dantec and Gemprint has been reduced while SRE’s spending has increased due to the development of a new product to be launched in early 2001.

Net interest expense decreased to $26,408 for the third quarter of 2000 compared to interest expense of $33,872 for the third quarter of 1999. This decrease in expense is due to higher average cash balances invested in the 2000 period.

Other income earned by CVF in the third quarter of 2000 amounted to $16,805, representing a decrease of $12,062 over the comparable 1999 period. This decrease is mainly due to Biorem receiving support reimbursement during the 1999 period not received in the more recent period.

Losses of CVF from equity holdings (entities in which CVF has a 50% or less ownership) increased to $356,588 in the 2000 period from $238,581 in the 1999 period. This increase is attributable to CVF’s increased share of the losses of Ecoval and Petrozyme, partially offset by decreased losses of Ecoval and Petrozyme.

Gain on sale of holdings increased to $58,843 in the 2000 period from $188 in the 1999 period. The gain in the 2000 period resulted from the sale of shares of RDM.

Provision (benefit) for income taxes for the third quarter of 2000 is recorded as a provision of $231 as compared to a benefit of $178,839 booked for the same period in 1999. The 1999 benefit was based on losses incurred in that year by the consolidated US entities being carried back to 1997 when CVF made significant gains on the sale of shares of one of its investments. No similar benefit was booked in the third quarter of 2000 because operating losses incurred in years after 1999 cannot be carried back to 1997. Losses incurred by Canadian subsidiaries are not available to recover US taxes paid but will be utilized when each such entity earns taxable income in Canada.

Minority interest portion of the loss increased to $45,684 in the third quarter of 2000 from $2,017 in the comparable 1999 period due to the attribution to minority interest of the larger losses of Elements and SRE incurred in the more recent period.

CVF recorded a net loss of $1,345,506 for the three months ended September 30, 2000 resulting from the operations described above. This compares to a net loss of $1,103,824 incurred in the corresponding period of 1999.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999:

Consolidated sales of CVF for the nine months ended September 30, 2000 amounted to $12,544,251, representing an increase of $646,272 (5.4%) compared to sales of $11,897,979 for the same period in 1999.

Biorem achieved a $1,239,426 (488.6%) increase in sales compared to the same period in 1999 due to accelerating new business in biofilter sales. SRE’s sales for the first nine months of 2000 decreased by $504,316 (5.3%) over the same period in 1999. During both periods SRE maintained full production on a strategic relationship contract (which began in the third quarter of 1998) with a major original equipment manufacturer (OEM).

CVF’s gross profit as a percentage of sales increased from 15.2% in the first nine months of 1999 to 16.9% for the same period in 2000. Biorem’s gross profit increased by $308,717 in first nine months of 2000 over the comparable 1999 period due mainly to an increase in biofilter sales. Also, the gross margin increase is partially due to SRE’s lower sales on the smaller gross profit OEM contract referred to above. SRE plans to increase its margins on future contracts.

Selling, general and administrative expenses on a consolidated basis amounted to $5,905,461 for the first nine months of 2000. This represents an increase of $1,148,344 or 24% over the first nine months of 1999. Of this increase, $414,242 relates to the increased cost of amortizing goodwill (due to the write-off period being shortened from 15 years to 10 years beginning in 2000) and $167,429 relates to investor relations expense. Management continues to undertake a concerted effort to effect an overall reduction in administrative costs.

Research and development expenses for the nine months ended September 30, 2000 were $438,813 compared to $516,011 in the 1999 period. This decrease is mainly due to Gemprint’s expenses for new product development in the more recent period being lower by $60,879 than in the comparable 1999 period.

Net interest expense for the first nine months of 2000 decreased to interest expense of $20,263 from interest expense of $85,009 incurred during the nine months ended September 30, 1999. This decrease is primarily due to the investment of significant cash balances by SRE during the first nine months of 2000.

Other income of $114,144 earned in the first nine months of 2000 represents an increase of $19,503 compared to the same period of 1999. This increase is mainly due to a fee earned in the more recent period for assisting one of CVF’s investee companies to secure funding.

Losses of CVF from equity holdings (entities in which CVF has an ownership interest between 50% and 20%) increased to $890,816 in the first nine months of 2000 from $745,105 in the comparable 1999 period. This increase is attributable to CVF’s increased share of Ecoval’s and Petrozyme’s loss, partially offset by lower losses at Ecoval and Petrozyme.

Provision (benefit) for income taxes changed to a provision of $1,658 for the first nine months of 2000 compared to a benefit of $568,262 in the corresponding 1999 period. The benefit booked in the 1999 period was based on losses incurred in that period by the consolidated US entities being carried back to 1997 when CVF made significant gains on the sale of shares of one of its investments. No similar benefit has been booked in the 2000 period because operating losses incurred in years after 1999 cannot be carried back to 1997. Losses incurred by Canadian subsidiaries are not available to recover US taxes paid but will be utilized when each such entity has taxable income in Canada.

Minority interest portion of the loss increased to $383,445 in the first nine months of 2000 from $173,924 in the comparable 1999 period due to the attribution to minority interest of the larger losses of Dantec, Elements and SRE incurred in the more recent period.

Cumulative effect of a change in accounting principle for the nine months ended September 30, 1999, reflects a charge of $253,154 net of tax, for the write off of previously recorded start-up costs. The Accounting Standards Executive Committee (AcSEC) Statement of Position (SOP) 98-5 “Reporting on the Costs of Start-up Activities” (which is effective for fiscal years commencing after December 15, 1998), prescribes that start-up costs should be expensed as incurred. SOP 98-5 states that its adoption should be reported as a cumulative effect of a change in accounting principle.

As a result of the operations described above, CVF recorded a net loss of $4,584,150 in the first nine months of 2000, as compared to a net loss of $3,547,878 recorded in the corresponding period of 1999.

LIQUIDITY AND CAPITAL RESOURCES:

Stockholders’ equity as of September 30, 2000 amounted to $10,937,877 compared to $9,654,385 as at December 31, 1999. The net increase of $1,283,492 which occurred during the first nine months of 2000 is primarily attributable to a private placement of 636,365 of CVF’s common shares in May, 2000 for proceeds of $1,750,000 as well as an increase of $3,410,662 in unrealized gains on investment holdings. These increases in the 2000 period were offset by the net loss of $4,584,150 and a foreign exchange loss which were incurred during the same period.

The current ratio of CVF as at September 30, 2000 is 1.1 which has declined from 1.7 as at December 31, 1999. This decline in the current ratio is attributable to the use of cash and cash equivalents to fund ongoing operations during the first nine months of 2000. Also, during the 2000 period CVF exercised a warrant and expended $240,242 to acquire additional common stock of RDM. CVF’s balance sheet on a non-consolidated level (Parent level) continues to be strong with liquid assets of $8,865,203 consisting of cash as well as free trading shares of RDM Corporation and TurboSonic. The current accounts payable at the parent level were $104,484. Management believes that there is significant liquidity in the holdings available for sale as well as other ways to raise funds.

CVF is considering the sale of some of its portfolio holdings in order to concentrate its management efforts on a reduced number of companies. It is expected that CVF's progress and growth rate will expand more rapidly using this more focused approach.

To further augment the growth of its companies, CVF plans to continue to raise additional funds, as it has in the first nine months of 2000 and in the preceding year. These funds, whether derived from private placement or public offering, will be used to acquire additional positions in its existing companies or to acquire companies that are synergistic to the current portfolio. Also, CVF will continue its efforts to assist its investee companies to obtain financing from other sources in order to position them for future growth.

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

FORWARD LOOKING STATEMENTS

The Company believes that certain statements contained in this Quarterly Report on Form 10-QSB constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to vary materially from the Company’s expected results, performance or achievements. These factors include, among others, the following:

•	general economic and business conditions;

•	foreign currency fluctuations, particularly involving Canada;

•	the Company’s ability to find additional suitable investments and the ability of those investments to generate an acceptable return on invested capital;

•	the ability of the Company to raise additional cash either through liquidity in the holdings available for sale or other funding efforts;

•	the uncertainties and risks involved in investing in early-stage development companies which can arise because of the lack of a customer base, lack of name recognition and credibility, the need to bring in experienced management and the need to develop and refine the business and its operations, among other reasons;

•	because many of the businesses that the Company may invest in are developing products that require significant additional development, testing and financial support prior to commercialization, the likelihood that such products can be successfully developed, produced in commercial quantities at reasonable costs and successfully marketed, including, without limitation, the expense, difficulty and delay frequently encountered in connection with the development of new technology and the highly competitive environment of the technology industry;

•	the ability of the Company to assist its investee companies in obtaining additional capital, either from the Company’s own resources or other participants, so as to permit these companies to grow;

•	the ability of the Company and its investee companies to attract and retain qualified management and technical personnel;

•	with respect to certain of the Company’s investee companies that provide environmental and other highly regulated products and services, the risk of the enactment of new laws and regulations or amendment of existing laws and regulations that adversely affect the business operations and prospects of these companies; and

•	various other factors referenced in this Quarterly Report on 10-QSB.

The Company will not update any forward-looking information to reflect actual results or changes in the factors affecting the forward-looking information.

PART II — OTHER INFORMATION

Item 2. Changes in Securities

      In August 2000, the Company issued 241,573 shares of Common Stock in exchange for 21,283 shares of its Series A Redeemable Preferred Stock, which shares were cancelled. The issuance was exempt from registration under Section 4 (2) of the Securities Act of 1933, as amended.

Item 6. Exhibits and Reports on Form 8-K

      (a)  Exhibits

      (11)  Statement re computation of per share earnings

      (27)  Financial Data Schedule

      (b)  Reports on Form 8-K.

           None.

SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: November 14, 2000

CVF TECHNOLOGIES CORPORATION

By:	/s/ Jeffrey I. Dreben

Name: Jeffrey I. Dreben
Title: Chairman of the Board, President
and Chief Executive Officer

By:	/s/ Robert L. Miller

Name: Robert L. Miller
Title: Chief Financial Officer

EXHIBIT INDEX

(11) Statement re computation of per share earnings

(27) Financial Data Schedule