Form 10QSB
period 2001-03-31
CVF TECHNOLOGIES CORP
filed 2001-05-18
CIK 1032997

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

      As of May 2, 2001, there were 9,118,972 shares of common stock, $0.001 par value per share, of the issuer outstanding.

      Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2001	2000
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$2,874,216	$495,642

Short-term investments	—	261,866

Restricted cash	176,409	185,501

Trade receivables	1,680,028	2,370,247

Inventory	1,574,927	1,488,466

Prepaid expenses and other	85,722	87,852

Income taxes receivable	10,013	2,532,003

TOTAL CURRENT ASSETS	6,401,315	7,421,577

Property and equipment, net of accumulated depreciation	304,692	347,533

Holdings, carried at cost or equity	419,832	491,904

Holdings (in public companies) available for sale, at market	1,809,326	4,524,422

Technology	1,716,985	1,900,497

Goodwill, net of accumulated amortization	5,655,708	6,134,929

TOTAL ASSETS	$16,307,858	$20,820,862

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Bank indebtedness (subsidiary)	$339,355	$188,150

Current portion of long-term debt (subsidiary)	351,564	281,259

Subsidiary loans in breach of covenants	147,174	309,324

Trade payables	3,537,668	3,440,854

Accrued liabilities	459,561	611,726

Dividends payable on Series A and Series B preferred stock	62,333	11,384

Dividends payable on subsidiary’s shares	304,401	307,579

Debt equivalent (subsidiary)	444,150	487,056

TOTAL CURRENT LIABILITIES	5,646,206	5,637,332

Long term debt (subsidiary)	95,175	66,720

Deferred income taxes	919,011	1,917,060

Minority interest	3,226,421	3,662,770

Pension obligation	459,307	491,794

Preferred and other non-voting stock of subsidiaries	233,766	245,813

	4,933,680	6,384,157

Redeemable Series A preferred stock, $0.001 par value, redeemable at $18.25 per shares, authorized 500,000 shares, issued and outstanding 3,477 shares	63,455	66,521

	10,643,341	12,088,010

STOCKHOLDERS’ EQUITY:

Common stock, $0.001 par value, authorized 50,000,000 shares, 9,495,440 issued and 440,700 in treasury	9,560	9,376

Series B convertible preferred stock, $0.001 par value, liquidation preference of 30% of stated value, authorized, issued and outstanding 350,000 shares	345	350

Warrants	629,447	629,447

Additional paid in capital	26,814,347	26,638,313

Treasury stock	(2,711,889)	(2,711,889)

Accumulated other comprehensive income	(591,963)	1,173,596

Accumulated deficit	(18,485,330)	(17,006,341)

TOTAL STOCKHOLDERS’ EQUITY	5,664,517	8,732,852

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,307,858	$20,820,862

See notes to consolidated financial statements

CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,

	2001	2000

SALES	$3,562,324	$3,921,971

COST OF SALES	3,427,797	3,537,190

GROSS MARGIN	134,527	384,781

EXPENSES:

Selling, general and administrative	1,760,328	2,002,530

Research and development	270,070	138,407

TOTAL EXPENSES	2,030,398	2,140,937

(LOSS) FROM OPERATIONS	(1,895,871)	(1,756,156)

OTHER INCOME AND (EXPENSES):

Interest (expense) income, net	(24,582)	4,732

Other income, net	50,210	2,067

(Loss) from equity investees	(52,528)	(251,090)

Gain on sale of holdings	277,940	—

TOTAL OTHER INCOME AND (EXPENSES)	251,040	(244,291)

(LOSS) BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	(1,644,831)	(2,000,447)

(Recovery of) provision for income taxes	(28,447)	482

(LOSS) BEFORE MINORITY INTEREST	(1,616,384)	(2,000,929)

MINORITY INTEREST IN LOSS	191,383	237,449

NET (LOSS)	(1,425,001)	(1,763,480)

BASIC (LOSS) PER SHARE	$(0.16)	$(0.26)

DILUTED (LOSS) PER SHARE	(0.16)	(0.26)

WEIGHTED SHARES USED IN COMPUTATION — BASIC	8,979,909	6,889,867

WEIGHTED SHARES USED IN COMPUTATION — DILUTED	8,979,909	6,889,867

See notes to consolidated financial statements

CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,

	2001	2000

CASH FLOW FROM OPERATING ACTIVITIES:

Net (loss)	$(1,425,001)	$(1,763,480)

Adjustments to reconcile net (loss) from operating activities:

Depreciation and amortization	378,742	332,114

Loss from equity investees	52,528	251,090

Gain on sale of holdings	(277,940)	—

Common stock issued in lieu of cash	57,074	122,397

Minority interest in (losses) of subsidiaries	(191,383)	(237,449)

Pension expense	3,130	7,143

Changes in operating assets and liabilities (net of acquisitions):

Decrease (increase) in trade receivables	591,603	(507,682)

(Increase) in inventory	(164,286)	(147,802)

(Increase) in prepaid expenses and other	(2,242)	(28,259)

Decrease in income taxes receivable	2,471,211	20,313

Increase in trade payables and accrued liabilities	149,561	570,887

(Decrease) in income taxes payable	(1,911)	—

	3,066,087	382,752

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,641,086	(1,380,728)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(5,522)	(71,523)

Investments in and advances to equity investees	(4,577)	(406,557)

Proceeds from sale of holdings	516,254	—

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	506,155	(478,080)

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings of debt	60,663	106,954

Decrease in restricted cash	—	672

Issuance of common stock	—	1,750,000

Redemption of shares in stock of subsidiaries	(19,617)	—

CASH PROVIDED BY FINANCING ACTIVITIES	41,046	1,857,626

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND

CASH EQUIVALENTS	(71,579)	(730)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,116,708	(1,912)

CASH AND CASH EQUIVALENTS — beginning of period	757,508	3,557,706

CASH AND CASH EQUIVALENTS — end of period	$2,874,216	$3,555,794

See notes to consolidated financial statements

CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES

STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended March 31,

	2001	2000

Net (loss)	$(1,425,001)	$(1,763,480)

Other comprehensive income, net of tax:

Foreign currency translation adjustments	(362,614)	(32,047)

Unrealized holding gains:

Unrealized holding gains arising during period (see note below)	(1,402,945)	2,119,943

Net unrealized holding gains	(1,402,945)	2,119,943

Total other comprehensive income (loss)	(1,765,559)	2,087,896

Comprehensive income (loss) during period	$(3,190,560)	$324,416

Note: Unrealized holding gains are net of tax expense (benefit) of ($935,297) and $1,413,295) for the three months ended March 31, 2001 and 2000 respectively

See notes to consolidated financial statements

CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2001

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

Certain of the comparative figures have been reclassified to conform with the presentation adopted in the current year.

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

3.	INVESTMENTS

The following table gives certain summarized unaudited financial information related to the Company’s equity basis holdings:

	Three Months Ended
	March 31,

	2001	2000

	$40,779	$24,787

Net Sales

Gross profit (loss) on sales

	40,283	(9,730)

(Loss) from continuing operations	(55,802)	(249,645)

Net (loss)	(55,802)	(249,645)

4.	INTERIM FINANCIAL STATEMENT DISCLOSURES

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying unaudited interim financial statements. Reference is made to the Company’s audited financial statements for the year ended December 31, 2000 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2001.

5.	SUBSIDIARY LOAN IN BREACH OF COVENANTS

The full amount of the Elements small business loans have been included in current liabilities, as Elements did not comply with certain financial ratios included in the related loan agreements, giving the lender the right to demand repayment. Elements is current with payments on these loans.

6.	SEGMENTED INFORMATION

In 2000, as a result of changes in the scope of activities of investee companies, the Company reallocated business units to business segments to more appropriately group units for chief operating decision purposes and reporting in accordance with FAS 131. This change was applied on a retroactive basis. The Company has five reportable segments: bioremediation, machine controls, precious gem identification, retail products, and general corporate. The bioremediation segment consists of one company that applies bioconversion and biotransformation technology to municipal and industrial environmental applications. The machine controls division designs, manufactures and sells electric motor controls to machine manufacturers. The gem identification segment consists of one company that has developed identification and database systems, and markets its products and services to the companies in the precious gem business, including producers, cutters, distributors and retailers. The Company’s retail segment consists of one company that sources and sells natural health services and products to consumers.

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

There are no intersegment sales, transfers or profit or loss.

Industry Segments for the Three Months Ended March 31, 2001 and 2000

	Bio-	Machine	Identification	Retail	Corporate	All
	remediation	Controls	Systems	Products	Administration	Other	Total

2001	$	$	$	$	$	$	$

Sales	124,958	3,025,113	131,882	93,410	—	186,961	3,562,324

(Loss) from operations	(152,506)	(153,090)	(165,298)	(64,259)	(633,639)	(727,079)	(1,895,871)

Other income (expense)	7,640	51,574	949	29,511	225,478	127,271	442,423

(Loss) before income taxes	(144,866)	(101,516)	(164,349)	(34,748)	(408,161)	(599,808)	(1,453,448)

2000

Sales	273,947	3,210,003	51,002	182,338	—	204,681	3,921,971

(Loss) from operations	(74,585)	(156,999)	(206,749)	(247,035)	(718,550)	(352,238)	(1,756,156)

Other income (expense)	1,745	52,083	(24,326)	95,868	(231,551)	99,339	(6,842)

(Loss) before income taxes	(72,840)	(104,916)	(231,075)	(151,167)	(950,101)	(252,899)	(1,762,998)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE
THREE MONTHS ENDED MARCH 31, 2000:

Consolidated sales of CVF Technologies Corporation (“CVF” or the “Company”) for the three months ended March 31, 2001 amounted to $3,562,324, representing a decrease of $359,647 (9.2%) compared to sales of $3,921,971 for the same period in 2000. On a stand-alone basis, CVF has no sales from operations. Sales and gross profit from sales reflect the operations of CVF’s consolidated subsidiaries only. The consolidated subsidiaries are Biorem Technologies Inc. (“Biorem”), Dantec Corporation (“Dantec”), Grand Island Marketing Inc. (“Elements”), Gemprint(TM) Corporation (“Gemprint”), SRE Controls Inc. (“SRE”), Ecoval Inc. (in 2000) and Ecoval Corporation (in 2001) (together, “Ecoval”) (consolidated beginning in December, 2000), CVF Capital Management Corporation (“CVF Capital Management”), Eastview Marketing One LLC, and Grand Island Marketing Two LLC. CVF consolidates profit and loss only (equity method) for companies in which CVF holds 50% to 20% ownership. These companies are Ecoval (prior to December, 2000), Petrozyme Technologies Inc. (“Petrozyme”) and IMT Systems (“IMT”). The results of RDM Corporation (“RDM”) and TurboSonic Technologies Inc. (“TurboSonic”), companies in which CVF has less than 20% ownership, are not included in the Consolidated Statement of Operations. CVF’s investments in RDM and TurboSonic are carried at market value on the Consolidated Balance Sheet under Holdings Available for Sale.

Gemprint’s sales increased by $80,880 (159%) during the first quarter of 2001 compared to the same period in 2000 due to increased Gemprint registrations by new customers. Ecoval, whose results are consolidated beginning in December, 2000, achieved sales of $134,898 in the first quarter of 2001. During the first quarter of 2001, SRE continued full production on a strategic relationship contract (which began in the third quarter of 1998) with a major original equipment manufacturer (OEM). SRE’s sales in respect of this OEM contract for the first quarter of 2001 decreased by $184,889 (6%) from the same period in 2000. Biorem’s sales decreased by $148,989 or 54%, compared to unusually high sales booked in the first quarter of 2000. Dantec’s sales in the first quarter of 2001 decreased by $152,618 (75%) compared to the same quarter of 2000. Elements’ sales in the first quarter of 2001, during which it operated only one store, decreased by $88,928 (49%) from the same quarter of 2000, during which it operated three stores. Sales in the quarter ended March 31, 2001 for companies in which CVF has less than 20% ownership and therefore not consolidated increased as follows: RDM increased $156,504 (18%) and TurboSonic increased $3,454,610 (180%).

CVF’s gross margin of $134,527 for the first quarter of 2001 represents a decrease of $250,254 (65%) from the same period last year. Gross margin as a percentage of sales decreased to 3.8% for the first quarter of 2001 from 9.8% for the first quarter of 2000. This decrease in the more recent quarter is mainly due to Biorem and Dantec attaining lower gross margins than in the previous year due to lower sales volumes. Also, Ecoval (consolidated only from December 2000) had a negative gross margin in the first quarter of 2001.

Selling, general and administrative expenses on a consolidated basis amounted to $1,760,328 for the first quarter of 2001. This represents a decrease of $242,202 or 12% compared to the first quarter of 2000. Of this decrease, $103,090 is due to reduced investor relations expense. Other declines in expenses relate to the overall sales decrease in the first quarter of 2001. Management continues to undertake a concerted effort to effect an overall reduction in administrative costs.

Research and development expenses for the first quarter of 2001 amounted to $270,070 compared to $138,407 incurred in the comparable 2000 period. Most of this increase derives from the consolidation of Ecoval in CVF’s financial results beginning in December, 2000.

Net interest expense increased to $24,582 for the first quarter of 2001 compared to net interest income of $4,732 for the first quarter of 2000. This increase is due to lower average cash balances invested during the 2001 period.

Other income earned by CVF in the first quarter of 2001 amounted to $50,210, representing an increase of $48,143 over the comparable amount for the 2000 period. This increase is mainly due to the settlement of an outstanding account payable of Gemprint for less than the recorded amount.

Losses of CVF from equity holdings (entities in which CVF has a 50% or less ownership) decreased to $52,528 in the 2001 period from $251,090 in the 2000 period. This decrease is attributable to the inclusion of Ecoval in consolidated operations effective December, 2000.

Gain on sale of holdings amounted to $277,940 in the 2001 period compared to no gains in the 2000 period. The gain in the 2001 period resulted from the sale of a portion of CVF’s holdings in RDM.

Minority interest portion of the loss decreased to $191,383 in the first quarter of 2001 from $237,449 in the comparable 2000 period due to the attribution to minority interest of the smaller losses incurred by Elements and SRE in the more recent period.

CVF recorded a net loss of $1,425,001 for the three months ended March 31, 2001 resulting from the operations described above. This compares to a net loss of $1,763,480 incurred in the corresponding period of 2000.

LIQUIDITY AND CAPITAL RESOURCES:

Stockholders’ equity as of March 31, 2001 amounted to $5,664,517 compared to $8,732,852 at December 31, 2000. This net decrease of $3,068,335 is primarily attributable to the net loss of $1,425,001 and a decrease of $1,402,945 in unrealized gains on investment holdings which was recognized in the same period.

The current ratio of CVF at March 31, 2001 is 1.1 to 1. Although the current ratio declined from a ratio of 1.3 to 1 at December 31, 2000 it still remains strong. This decline in the current ratio is attributable to the use of cash and cash equivalents to fund ongoing operations during the first three months of 2001.

In order to further augment the growth of its investee companies, CVF plans to raise additional funds in 2001, as it did in 2000. These funds, to be derived from private placement or public offering, will be used to acquire additional positions in its existing companies or to acquire companies that are synergistic to the current portfolio. Also, CVF will endeavor to assist its companies to obtain financing in order to position them for future growth.

FORWARD LOOKING STATEMENTS

CVF believes that certain statements contained in this Quarterly Report on Form 10-QSB constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to vary materially from the Company’s expected results, performance or achievements. These factors include, among others, the following:

•	general economic and business conditions;

•	foreign currency fluctuations, particularly involving Canada;

•	the Company’s ability to find additional suitable investments and the ability of those investments to generate an acceptable return on invested capital;

•	the uncertainties and risks involved in investing in early-stage development companies which can arise because of the lack of a customer base, lack of name recognition and credibility, the need to bring in experienced management and the need to develop and refine the business and its operations, among other reasons.

The Company will not update any Forward-looking information to reflect actual results or changes in the Factors affecting the Forward-looking information.

PART II — OTHER INFORMATION

Item 2.    Changes in Securities

In January 2001, the registrant issued 1,906 shares of its common stock to certain holders of the registrant’s Series A Preferred Stock in exchange for 168 shares of Series A Preferred Stock. In February 2001, the registrant issued 18,034 shares of its common stock to Meighen Demers LLP in consideration of legal services rendered to Gemprint. In March 2001, the registrant issued 31,000 shares of its common stock to The Equity Group Inc. in consideration of The Equity Group Inc.’s entering into a consulting agreement with the registrant. In March 2001, the registrant issued 25,000 shares of its common stock to IBM Canada Limited in consideration of the registrant’s taking an assignment of certain claims of ISM Information Systems Management Corporation against Gemprint. All of the above transactions were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

(11)	Statement re computation of per share earnings

(b)	Reports on Form 8-K.

None.

SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: May 17, 2001

CVF TECHNOLOGIES CORPORATION

By:	/s/ Jeffrey I. Dreben
---------------------------------------------------
Name:	Jeffrey I. Dreben
Title:	Chairman of the Board, President and Chief Executive Officer

By:	/s/ Robert L. Miller
---------------------------------------------------
Name:	Robert L. Miller
Title:	Chief Financial Officer

EXHIBIT INDEX

(11) Statement re computation of per share earnings