Form 10QSB
period 2001-06-30
CVF TECHNOLOGIES CORP
filed 2001-08-20
CIK 1032997

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

      As of August 2, 2001, there were 9,325,949 shares of common stock, $0.001 par value per share, of the issuer outstanding.

      Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2001	2000
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$1,386,481	$495,642

Short-term investments	—	261,866

Restricted cash	183,555	185,501

Trade receivables	1,470,493	2,370,247

Inventory	1,689,358	1,488,466

Prepaid expenses and other	106,180	87,852

Income taxes receivable	10,419	2,532,003

TOTAL CURRENT ASSETS	4,846,486	7,421,577

Property and equipment, net of accumulated depreciation	314,267	347,533

Holdings, carried at cost or equity	342,810	491,904

Holdings (in public companies) available for sale, at market	1,569,779	4,524,422

Technology	1,692,502	1,900,497

Goodwill, net of accumulated amortization	5,608,466	6,134,929

TOTAL ASSETS	$14,374,310	$20,820,862

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Bank indebtedness (subsidiary)	$201,470	$188,150

Current portion of long-term debt (subsidiary)	301,606	281,259

Subsidiary loans in breach of covenants	148,183	309,324

Trade payables	3,167,526	3,440,854

Accrued liabilities	354,299	611,726

Dividends payable on Series A and Series B preferred stock	14,592	11,384

Dividends payable on subsidiary’s shares	329,110	307,579

Debt equivalent (subsidiary)	462,140	487,056

TOTAL CURRENT LIABILITIES	4,978,926	5,637,332

Long term debt (subsidiary)	99,030	66,720

Deferred income taxes	811,302	1,917,060

Minority interest	3,376,833	3,662,770

Pension obligation	473,031	491,794

Preferred and other non-voting stock of subsidiaries	225,079	245,813

	4,985,275	6,384,157

Redeemable Series A preferred stock, $0.001 par value, redeemable at $18.25 per shares, authorized 500,000 shares, issued and outstanding 3,477 shares	63,455	66,521

	10,027,656	12,088,010

STOCKHOLDERS’ EQUITY:

Common stock, $0.001 par value, authorized 50,000,000 shares, 9,801,649 issued and 470,700 in treasury	9,802	9,376

Series B convertible preferred stock, $0.001 par value, liquidation preference of 30% of stated value, authorized 350,000 shares, issued and outstanding 345,000 shares	345	350

Warrants	629,447	629,447

Additional paid in capital	27,003,501	26,638,313

Treasury stock	(2,741,192)	(2,711,889)

Accumulated other comprehensive income	(451,784)	1,173,596

Accumulated deficit	(20,103,465)	(17,006,341)

TOTAL STOCKHOLDERS’ EQUITY	4,346,654	8,732,852

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,374,310	$20,820,862

      See notes to consolidated financial statements

CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000

SALES	$3,430,742	$4,414,146	$6,993,066	$8,336,117

COST OF SALES	2,944,730	3,841,525	6,372,527	7,378,715

GROSS MARGIN	486,012	572,621	620,539	957,402

EXPENSES:

Selling, general and administrative	1,860,879	1,812,249	3,621,207	3,814,779

Research and development	219,272	148,450	489,342	286,857

TOTAL EXPENSES	2,080,151	1,960,699	4,110,549	4,101,636

(LOSS) FROM OPERATIONS	(1,594,139)	(1,388,078)	(3,490,010)	(3,144,234)

OTHER INCOME AND (EXPENSES):

Interest income (expense), net	(20,695)	1,413	(45,277)	6,145

Other income (expense), net	(22,477)	95,272	27,733	97,339

(Loss) from equity investees	(94,204)	(283,138)	(146,732)	(534,228)

Gain on sale of holdings	22,200	—	300,140	—

TOTAL OTHER INCOME AND (EXPENSES)	(115,176)	(186,453)	135,864	(430,744)

(LOSS) BEFORE PROVISION FOR INCOME TAXES AND

MINORITY INTEREST	(1,709,315)	(1,574,531)	(3,354,146)	(3,574,978)

(Recovery of) provision for income taxes	1,252	945	(27,195)	1,427

(LOSS) BEFORE MINORITY INTEREST	(1,710,567)	(1,575,476)	(3,326,951)	(3,576,405)

MINORITY INTEREST IN LOSS	144,812	100,312	336,195	337,761

NET (LOSS)	(1,565,755)	(1,475,164)	(2,990,756)	(3,238,644)

BASIC (LOSS) PER SHARE	$(0.18)	$(0.21)	(0.34)	(0.47)

DILUTED (LOSS) PER SHARE	(0.18)	(0.21)	(0.34)	(0.47)

WEIGHTED SHARES USED IN COMPUTATION — BASIC	9,195,435	7,339,177	9,093,531	7,114,522

WEIGHTED SHARES USED IN COMPUTATION — DILUTED	9,195,435	7,339,177	9,093,531	7,114,522

      See notes to consolidated financial statements

CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,

	2001	2000

CASH FLOW FROM OPERATING ACTIVITIES:

Net (loss)	$(2,990,756)	$(3,238,644)

Adjustments to reconcile net (loss) from operating activities:

Depreciation and amortization	755,904	658,061

Loss from equity investees	146,732	534,228

Gain on sale of holdings	(300,140)	—

Common stock issued in lieu of cash	57,074	262,395

Minority interest in (losses) of subsidiaries	(336,195)	(337,761)

Pension expense	10,039	14,828

Loss from sale of subsidiaries shares	50,769	—

Changes in operating assets and liabilities (net of acquisitions):

Decrease (increase) in trade receivables	864,152	(1,028,584)

(Increase) in inventory	(213,852)	(193,293)

(Increase) in prepaid expenses and other	(19,013)	(127,549)

Decrease in income taxes receivable	2,464,408	42,561

Increase (decrease) in trade payables and accrued liabilities	(480,340)	1,085,159

(Decrease) in income taxes payable	(1,906)	—

	2,997,632	910,045

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	6,876	(2,328,599)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(27,463)	(108,943)

Investments in and advances to equity investees	(4,577)	(1,626,495)

Proceeds from sale of holdings	584,078	—

Purchase of holdings available for sale	(18,177)	(51,203)

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	533,861	(1,786,641)

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings of debt	82,963	197,869

Issuance of common stock	—	1,806,760

Purchase of treasury stock	(29,303)	(2,931)

Redemption of shares in stock of subsidiaries	(19,563)	(27,308)

CASH PROVIDED BY FINANCING ACTIVITIES	34,097	1,974,390

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND

CASH EQUIVALENTS	54,139	(117,926)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	628,973	(2,258,776)

CASH AND CASH EQUIVALENTS — beginning of period	757,508	3,557,706

CASH AND CASH EQUIVALENTS — end of period	$1,386,481	$1,298,930

      See notes to consolidated financial statements

CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES

STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000

Net (loss)	$(1,565,755)	$(1,475,164)	$(2,990,756)	$(3,238,644)

Other comprehensive income, net of tax:

Foreign currency translation adjustments	294,940	(114,301)	(67,674)	(146,348)

Unrealized holding gains:

Unrealized holding gains arising during period (see note below)	(154,761)	944,800	(1,557,706)	3,064,743

Net unrealized holding gains	(154,761)	944,800	(1,557,706)	3,064,743

Total other comprehensive income (loss)	140,179	830,499	(1,625,380)	2,918,395

Comprehensive income (loss) during period	$(1,425,576)	$(644,665)	$(4,616,136)	$(320,249)

Note: Unrealized holding gains are net of tax expense (benefit) of ($100,474)
     and $667,926 for the three months ended June 30, 2001 and 2000 respectively and ($1,038,471) and $2,081,221 for the six months ended
June 30, 2001 and 2000 respectively.

See notes to consolidated financial statements

CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2001
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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. These financial statements have been prepared on a going concern basis, which presumes that assets will be realized and liabilities discharged in the normal course of business over the foreseeable future. The company's current liabilities exceed its current assets and the company has incurred losses over the quarter and for the past several quarters, which have reduced the company's cash reserves. The company is actively exploring the possibility of selling its interests in certain of its investee companies in order to realize value and focus its efforts and resources. The proceeds of any such sales will be used to increase cash reserves. The company also plans to raise additional funding through private placement or public offering in 2001. In addition, the company will continue to assist its investee companies in their efforts to obtain outside financing in order to fund the growth and development of their respective businesses. The company's ability to continue to realize assets and discharge liabilities in the normal course is dependent on these and other initiatives. These financial statements do not include any of the adjustments that might be necessary should the company be unable to continue its business in the normal course.

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

3.	INVENTORY

Inventory consists of the following:

	June 30, 2001	December 31,2000

Raw Material	$1,345,340	$1,110,156

Finished goods	344,018	378,310

	$1,689,358	$1,488,466

4.	INVESTMENTS

The following table gives certain summarized unaudited financial information related to the Company’s equity basis holdings:

	Six Months Ended
	June 30,

	2001	2000

Net Sales	$68,012	$117,757

Gross profit (loss) on sales	67,155	5,488

(Loss) from continuing operations	(166,650)	(542,629)

Net (loss)	(166,650)	(542,629)

5.	INTERIM FINANCIAL STATEMENT DISCLOSURES

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

6.	SUBSIDIARY LOAN IN BREACH OF COVENANTS

The full amount of the Elements small business loans have been included in current liabilities, as Elements did not comply with certain financial ratios included in the related loan agreements, giving the lender the right to demand repayment. Elements is current with payments on these loans.

7.	INCREASE OF INTEREST IN GEMPRINT CORPORATION

During April 2001, CVF’s subsidiary Gemprint converted a portion of its indebtedness to CVF into new common shares of Gemprint. This conversion of debt to shares resulted in CVF’s equity interest in Gemprint increasing from 56.1% to 64.9%.

8.	SEGMENTED INFORMATION

In 2000, as a result of changes in the scope of activities of investee companies, the Company reallocated business units to business segments to more appropriately group units for operating decision purposes and reporting in accordance with FAS 131. This change was applied on a retroactive basis. The Company has five reportable segments: bioremediation, machine controls, precious gem identification, retail products, and general corporate. The bioremediation segment consists of one company that applies bioconversion and biotransformation technology to municipal and industrial environmental applications. The machine controls division designs, manufactures and sells electric motor controls to machine manufacturers. The gem identification segment consists of one company that has developed identification and database systems, and markets its products and services to the companies in the precious gem business, including producers, cutters, distributors and retailers. The Company’s retail segment consists of one company that sources and sells natural health services and products to consumers. The Company’s general corporate segment includes one company which provides funding and management overview services to the holdings. This segment’s profits include interest income and gains on sales of its various holdings.

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, depreciation and research and development. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

There are no intersegment sales, transfers or profit or loss.

Industry Segments for the Six Months Ended June 30, 2001 and 2000

	Bio-	Machine	Identification	Retail	Corporate	All
	remediation	Controls	Systems	Products	Administration	Other	Total

2001	$	$	$	$	$	$	$

Sales	610,639	5,432,102	216,090	167,588	—	566,647	6,993,066

(Loss) from operations	(119,997)	(376,370)	(402,595)	(128,581)	(1,087,523)	(1,374,944))	(3,490,010)

Other income (expense)	8,798	115,334	(379,111)	55,517	476,433	195,088	472,059

(Loss) before income taxes	(111,199)	(261,036)	(781,706)	(73,064)	(611,090)	(1,179,856)	(3,017,951)

2000
Sales	878,593	6,322,387	86,965	371,546	—	676,626	8,336,117

(Loss) from operations	(32,133)	(429,256)	(418,936)	(438,508)	(1,331,429)	(493,972)	(3,144,234)

Other income (expense)	2,047	108,967	(38,391)	146,951	(435,556)	122,999	(92,983)

(Loss) before income taxes	(30,086)	(320,289)	(457,327)	(291,557)	(1,766,985)	(370,973)	(3,237,217)

9.	SUBSEQUENT EVENTS

In August 2001 CVF optioned 450,000 of its 1,337,977 shares it currently owns in TurboSonic Technologies, Inc. as part of an Investment Agreement that TurboSonic has with Hamon Research-Cottrell, Inc. The options give Hamon Research-Cottrell the right to acquire control of TurboSonic at prices ranging from $1.80 to $2.50 per share. The options are exercisable only in the event that Hamon Research-Cottrell initiates a tender offer for TurboSonic’s common stock. The options expire August 31, 2003 or earlier if the TurboSonic shares trade at a price of $3.00 or higher for a consecutive 30 day period.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE
THREE MONTHS ENDED JUNE 30, 2000:

Consolidated sales of CVF Technologies Corporation (“CVF” or the “Company”) for the three months ended June 30, 2001 amounted to $3,430,742, representing a decrease of $983,404 (22.3%) compared to sales of $4,414,146 for the same period in 2000.

CVF has no sales from operations on a stand-alone basis. Sales and gross profit from sales reflect the operations of CVF’s consolidated subsidiaries only. The consolidated subsidiaries are Biorem Technologies Inc. (“Biorem”), Dantec Corporation (“Dantec”), Grand Island Marketing Inc. (“Elements”), Gemprint™ Corporation (“Gemprint”), SRE Controls Inc. (“SRE”), Ecoval Inc. (in 2000) and Ecoval Corporation (in 2001) (together, “Ecoval”) (Ecoval is consolidated beginning in December, 2000), CVF Capital Management Corporation (“CVF Capital Management”), Eastview Marketing One LLC, and Grand Island Marketing Two LLC. CVF consolidates profit and loss only (equity method) for companies in which CVF holds 50% to 20% ownership. These companies are Ecoval (prior to December, 2000), Petrozyme Technologies Inc. (“Petrozyme”) and IMT Systems (“IMT”). The results of RDM Corporation (“RDM”) and TurboSonic Technologies Inc. (“TurboSonic”), companies in which CVF has less than 20% ownership, are not included in the Consolidated Statement of Operations. CVF’s investments in RDM and TurboSonic are carried at market value on the Consolidated Balance Sheet under Holdings Available for Sale.

The decrease in consolidated sales in the second quarter of 2001 compared to the same quarter of 2000 is mainly due to a decrease of $705,395 (23%) in SRE’s sales in respect of a strategic relationship contract with a major original equipment manufacturer (OEM) in the most recent period compared to the earlier period. Gemprint’s sales increased by $48,245 (134%) during the second quarter of 2001 compared to the same period in 2000 due to increased Gemprint registrations by new customers. Ecoval (whose results are consolidated beginning in December, 2000) achieved sales of $176,796 in the second quarter of 2001. Dantec’s sales in the second quarter of 2001 decreased by $269,056 (57%) compared to the same quarter of 2000. Biorem’s sales decreased by $118,965 (20%) compared to sales booked in the first quarter of 2000. Elements’ sales in the second quarter of 2001, during which it operated only one store, decreased by $115,029 (61%) from the same quarter of 2000, during which it operated three stores.

CVF’s gross margin of $486,012 for the second quarter of 2001 represents a decrease of $86,609 (15%) from the same period last year. Gross margin as a percentage of sales increased to 14.2% for the second quarter of 2001 from 13.0% for the second quarter of 2000. This increase in the more recent quarter is mainly due to Ecoval attaining higher gross margins than in the same quarter of the previous year due to higher sales volumes.

Selling, general and administrative expenses on a consolidated basis amounted to $1,860,879 for the second quarter of 2001. This represents an increase of $48,630 or 3% compared to the second quarter of 2000. Of this increase, $92,619 is due to increased amortization expense due to the Ecoval restructuring. Management continues to undertake a concerted effort to effect an overall reduction in administrative costs.

Research and development expenses for the second quarter of 2001 amounted to $219,272 compared to $148,450 incurred in the comparable 2000 period. Most of this increase derives from the consolidation of Ecoval in CVF’s financial results beginning in December, 2000.

Net interest expense increased to $20,695 for the second quarter of 2001 compared to net interest income of $1,413 for the second quarter of 2000. This increase in expense is due to lower average cash balances invested during the 2001 period.

Other expense incurred by CVF in the second quarter of 2001 amounted to $22,477, representing a loss of $50,769 on the sale of some shares held in Gemprint. During the earlier period CVF earned a fee for assisting one of its investee companies to secure funding.

Losses of CVF from equity holdings (entities in which CVF has a 50% or less ownership) decreased to $94,204 in the 2001 period from $283,138 in the 2000 period. This decrease is attributable to the inclusion of Ecoval’s results in consolidated operations effective December 2000.

Gain on sale of holdings amounted to $22,200 in the 2001 period compared to no gains in the 2000 period. The gain in the most recent period resulted from the sale of a portion of CVF’s holdings in RDM.

Minority interest portion of the loss increased to $144,812 in the second quarter of 2001 from $100,312 in the comparable 2000 period due to the attribution to minority interest of the larger losses incurred by Dantec and partially offset by a lower loss at Elements.

CVF recorded a net loss of $1,565,755 for the three months ended June 30, 2001 resulting from the operations described above. This compares to a net loss of $1,475,164 incurred in the corresponding period of 2000.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE
SIX MONTHS ENDED JUNE 30, 2000:

Consolidated sales of CVF for the six months ended June 30, 2001 amounted to $6,993,066, representing a decrease of $1,343,051 (16.1%) compared to sales of $8,336,117 for the same period in 2000. This decrease is mainly due to SRE’s sales for the first six months of 2001 decreasing by $890,285 (14.1%) over the same period in 2000. During both periods SRE maintained full production on a strategic relationship contract with a major original equipment manufacturer (OEM). Gemprint achieved an increase in sales of $129,125 (148%) compared to the same period in 2000 due to increased Gemprint registrations by new customers. Ecoval (whose results are consolidated beginning in December, 2000) achieved sales of $311,695 in the 2001 period. Dantec’s sales in the 2001 period decreased by $421,674 (62%) compared to the same period of 2000. Biorem’s sales decreased by $267,954 (31%) compared to sales booked in the 2000 period. Elements’ sales in the 2001 period, during which it operated only one store, decreased by $203,958 (55%) from the same period of 2000, during which it operated three stores.

CVF’s gross margin of $620,539 for the first six months of 2001 represents a decrease of $336,863 (35%) from the same period last year. Gross margin as a percentage of sales decreased to 8.9% for the first six months of 2001 from 11.5% for the first six months of 2000. This decrease in the more recent period is mainly due to Dantec and Biorem attaining lower gross margins than in the previous year due to lower sales volumes. Also, Ecoval (consolidated only from December 2000) had an overall gross margin percentage of 9.8% in the first six months of 2001.

Selling, general and administrative expenses on a consolidated basis amounted to $3,621,207 for the first six months of 2001. This represents a decrease of $193,572 or 5% over the first six months of 2000. Of this decrease $183,386 relates to investor relations expense. Management continues to undertake a concerted effort to effect an overall reduction in administrative costs.

Research and development expenses for the six months ended June 30, 2001 were $489,342 compared to $286,857 in the 2000 period. Most of this increase in the most recent period derives from the consolidation of Ecoval in CVF’s financial results beginning in December, 2000.

Net interest expense for the first six months of 2001 increased to interest expense of $45,277 from interest income of $6,145 earned during the six months ended June 30, 2000. This increase in expense is due to lower average cash balances invested during the 2001 period.

Other income of $27,733 earned in the first six months of 2001 represents a decrease of $69,606 compared to the same period of 2000. During the earlier period CVF earned a fee for assisting one of its investee companies to secure funding.

Losses of CVF from equity holdings (entities in which CVF has a 50% or less ownership) decreased to $146,732 in the 2001 period from $534,228 in the 2000 period. This decrease is attributable to the inclusion of Ecoval in consolidated operations effective from December 2000.

Gain on sale of holdings amounted to $300,140 in the 2001 period compared to no gains in the 2000 period. The gain in the 2001 period resulted from the sale of a portion of CVF’s holdings in RDM.

Minority interest portion of the loss decreased to $336,195 in the first six months of 2001 from $337,761 in the comparable 2000 period due to the attribution to minority interest of the smaller losses incurred by Elements and SRE in the more recent period.

As a result of the operations described above, CVF recorded a net loss of $2,990,756 in the first six months of 2001, as compared to a net loss of $3,238,644 recorded in the corresponding period of 2000.

LIQUIDITY AND CAPITAL RESOURCES

Stockholders’ equity as of June 30, 2001 amounted to $4,346,654 compared to $8,732,852 at December 31, 2000. This net decrease of $4,386,198 is primarily attributable to the net loss of $2,990,756 incurred in the first six months of 2001 and a decrease of $1,557,706 in unrealized gains on investment holdings which was recognized in the same period.

The current ratio of CVF as at June 30, 2001 is .97 to 1. The decline in the current ratio during the first six months of 2001 is attributable to the use of cash and cash equivalents to fund CVF’s ongoing operations.

During the first six months of 2001, the cash requirements of CVF’s consolidated investee companies were at unusually high levels. In particular, beginning in December, 2000 when CVF acquired control, the cash needs of Ecoval were increased significantly due to the restructuring of Ecoval which CVF implemented at that time, the hiring of a new management team, the expansion of sales efforts and the effect of the cyclical nature of Ecoval’s sales, the bulk of which typically occur in the late fall, winter and early spring months. It is anticipated that cash requirements of Ecoval and CVF’s other investee companies will be significantly reduced over the twelve month period commencing July 1, 2001.

At present, CVF’s management is actively exploring the possibility of selling its interests in certain of its investee companies in order to realize value and focus CVF’s efforts and resources on Ecoval, SRE and Gemprint, the three investee companies which management believes have the greatest growth potential over the next year. The proceeds of any such sales will be used to increase cash reserves.

CVF also plans to raise additional funding through private placement or public offering in 2001, as it did in 2000. These funds will be also be used to finance current operations and to augment cash reserves. CVF will continue to assist its investee companies in their efforts to obtain outside financing in order to fund the growth and development of their respective businesses.

FORWARD LOOKING STATEMENTS

CVF believes that certain statements contained in this Quarterly Report on Form 10-QSB constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause CVF’s actual results, performance or achievements to vary materially from its expected results, performance or achievements. These factors include, among others, the following:

•	general economic and business conditions;

•	foreign currency fluctuations, particularly involving Canada;

•	CVF’s ability to find additional suitable investments and the ability of those investments to generate an acceptable return on invested capital;

•	the uncertainties and risks involved in investing in early-stage development companies which can arise because of the lack of a customer base, lack of name recognition and credibility, the need to bring in experienced management and the need to develop and refine the business and its operations, among other reasons.

CVF will not update any forward-looking information to reflect actual results or changes in the factors affecting the forward-looking information.

PART II — OTHER INFORMATION

Item 2. Changes in Securities

      In April 2001, the Company issued 10,333 shares of its common stock to The Equity Group Inc. as compensation under a consulting agreement with the Company. In April 2001, the Company issued 26,899 shares of its common stock to Chatsworth Securities LLC under a consulting agreement with the Company. In April 2001, the registrant issued 27,000 shares of its common stock to Leo Hirsch under a consulting agreement with the Company. All of the above transactions were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

(11)	Statement re computation of per share earnings

(b)	Reports on Form 8-K.

None.

SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:     August 14, 2001

CVF TECHNOLOGIES CORPORATION

By: /s/ Jeffrey I. Dreben Name: Jeffrey I. Dreben Title: Chairman of the Board, President and Chief Executive Officer

By: /s/ Robert L. Miller Name: Robert L. Miller Title: Chief Financial Officer

EXHIBIT INDEX

No.	Description

11	Statement re computation of per share earnings