Form 10QSB
period 2001-09-30
CVF TECHNOLOGIES CORP
filed 2001-11-19
CIK 1032997

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

CVF TECHNOLOGIES CORPORATION (Exact name of small business issuer as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	0-29266 (Commission File Number)	87-0429335 (I.R.S. Employer Identification No.)

916 CENTER STREET
LEWISTON, NEW YORK 14092
(716) 754-7883
(Address, including zip code, and telephone number,
including area code, of issuer’s principal executive offices)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     As of October 30, 2001, there were 9,427,949 shares of common stock, $0.001 par value per share, of the issuer outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [   ]   No [ X ]

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2001	2000
	(unaudited)	(audited)

	[Note 2]
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$621,432	$495,642
Short-term investments	—	261,866
Restricted cash	176,048	185,501
Trade receivables	1,512,049	2,370,247
Inventory [Note 5]	1,518,029	1,488,466
Prepaid expenses and other	108,135	87,852
Income taxes receivable	9,993	2,532,003

TOTAL CURRENT ASSETS	3,945,686	7,421,577
Property and equipment, net of accumulated depreciation	257,065	347,533
Holdings, carried at cost or equity	267,657	491,904
Holdings (in public companies) available for sale, at market	1,239,235	4,524,422
Technology	1,533,634	1,900,497
Goodwill, net of accumulated amortization [Note 3]	4,671,668	6,134,929

TOTAL ASSETS	$11,914,945	$20,820,862

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Bank indebtedness (subsidiary)	$278,388	$188,150
Current portion of long-term debt (subsidiary)	308,268	281,259
Subsidiary loans in breach of covenants	—	309,324
Trade payables	2,930,575	3,440,854
Accrued liabilities	433,895	611,726
Dividends payable on Series A and Series B preferred stock	66,955	11,384
Dividends payable on subsidiary’s shares	327,523	307,579
Debt equivalent (subsidiary)	443,240	487,056

TOTAL CURRENT LIABILITIES	4,788,844	5,637,332

Long term debt (subsidiary)	94,980	66,720
Deferred income taxes	656,301	1,917,060
Minority interest	3,103,869	3,662,770
Pension obligation	448,834	491,794
Preferred and other non-voting stock of subsidiaries	206,376	245,813

	4,510,360	6,384,157

Redeemable Series A preferred stock, $0.001 par value, redeemable at $18.25 per shares, authorized 500,000 shares, issued and outstanding 3,477 shares	63,455	66,521

	9,362,659	12,088,010

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, authorized 50,000,000 shares, 9,904,649 issued and 476,700 in treasury	9,905	9,376
Series B convertible preferred stock, $0.001 par value, liquidation preference of 30% of stated value, authorized 350,000 shares, issued and outstanding 345,000 shares	345	350
Warrants	629,447	629,447
Additional paid in capital	27,037,388	26,638,313
Treasury stock	(2,746,129)	(2,711,889)
Accumulated other comprehensive (loss) income	(879,054)	1,173,596
Accumulated deficit	(21,499,616)	(17,006,341)

TOTAL STOCKHOLDERS’ EQUITY	2,552,286	8,732,852

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,914,945	$20,820,862

See notes to consolidated financial statements

CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,

	2001	2000	2001	2000

	[Note 2]		[Note 2]

SALES	$3,049,932	$4,066,702	$9,875,872	$12,032,906
COST OF SALES	2,404,916	3,354,379	8,651,610	10,475,489

GROSS MARGIN	645,016	712,323	1,224,262	1,557,417

EXPENSES:
Selling, general and administrative	1,648,431	1,490,019	5,100,119	4,755,909
Research and development	216,179	151,956	705,521	438,813

TOTAL EXPENSES	1,864,610	1,641,975	5,805,640	5,194,722

(LOSS) FROM CONTINUING OPERATIONS BEFORE UNDER NOTED ITEMS	(1,219,594)	(929,652)	(4,581,378)	(3,637,305)

OTHER INCOME AND (EXPENSES):
Interest (expense), net	(23,238)	(26,408)	(68,515)	(20,263)
Other income, net	22,192	16,805	49,925	114,144
(Loss) from equity investees	(98,144)	(356,588)	(244,876)	(890,816)
Gain on sale of holdings	69,646	58,843	369,786	58,843

TOTAL OTHER INCOME AND (EXPENSES)	(29,544)	(307,348)	106,320	(738,092)

(LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	(1,249,138)	(1,237,000)	(4,475,058)	(4,375,397)
(Recovery of) provision for income taxes	(55,467)	231	(82,662)	1,658

(LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(1,193,671)	(1,237,231)	(4,392,396)	(4,377,055)
MINORITY INTEREST IN LOSS (INCOME)	20,903	(23,802)	299,364	157,933

(LOSS) FROM CONTINUING OPERATIONS	(1,172,768)	(1,261,033)	(4,093,032)	(4,219,122)

(LOSS) FROM OPERATIONS OF DISCONTINUED SEGMENT LESS APPLICABLE INCOME TAXES — Note 3	(68,060)	(84,473)	(138,552)	(365,028)
(LOSS) ON CLOSING OF DISCONTINUED SEGMENT LESS APPLICABLE INCOME TAXES — Note 3	(102,367)	—	(102,367)	—
NET (LOSS)	(1,343,195)	(1,345,506)	(4,333,951)	(4,584,150)

BASIC (LOSS) PER SHARE FROM CONTINUING OPERATIONS	$(0.13)	(0.17)	(0.46)	(0.60)

DILUTED (LOSS) PER SHARE FROM CONTINUING OPERATIONS	(0.13)	(0.17)	(0.46)	(0.60)

WEIGHTED SHARES USED IN COMPUTATION — BASIC	9,326,558	7,760,508	9,172,060	7,331,423

WEIGHTED SHARES USED IN COMPUTATION — DILUTED	9,326,558	7,760,508	9,172,060	7,331,423

See notes to consolidated financial statements

CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,

	2001	2000

	[Note 2]

CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss)	$(4,333,951)	$(4,584,150)
Adjustments to reconcile net (loss) from operating activities:
Depreciation and amortization	1,601,514	983,187
Loss from equity investees	244,876	890,816
Gain on sale of holdings	(369,786)	—
Common stock issued in lieu of cash	91,064	339,063
Minority interest in (losses) of subsidiaries	(386,172)	(383,445)
Pension expense	16,734	21,899
Loss from sale of subsidiaries shares	50,628	—
Changes in operating assets and liabilities (net of acquisitions):
Decrease (increase) in trade receivables	757,326	(1,171,806)
(Increase) in inventory	(108,261)	(70,765)
(Increase) in prepaid expenses and other	(25,429)	(115,334)
Decrease in income taxes receivable	2,457,606	1,151,751
(Decrease) increase in trade payables and accrued liabilities	(716,767)	918,594

	3,613,333	2,563,960

CASH USED IN OPERATING ACTIVITIES	(720,618)	(2,020,190)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,563)	(142,638)
Investments in and advances to equity investees	(40,319)	(1,835,196)
Proceeds from sale of holdings	689,970	67,794
Purchase of holdings available for sale	(18,177)	(293,448)

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	621,911	(2,203,488)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	54,120	36,181
Issuance of common stock	—	1,806,760
Purchase of treasury stock	(34,240)	(10,024)
Redemption of shares in stock of subsidiaries	(19,509)	(40,782)

CASH PROVIDED BY FINANCING ACTIVITIES	371	1,792,135

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(37,740)	141,793

NET DECREASE IN CASH AND CASH EQUIVALENTS	(136,076)	(2,289,750)
CASH AND CASH EQUIVALENTS — beginning of period	757,508	3,557,706

CASH AND CASH EQUIVALENTS — end of period	$621,432	$1,267,956

See notes to consolidated financial statements

CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES

STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,

	2001	2000	2001	2000

	[Note 2]		[Note 2]

Net (loss)	$(1,343,195)	$(1,345,506)	$(4,333,951)	$(4,584,150)

Other comprehensive income, net of tax:
Foreign currency translation adjustments	(279,524)	(118,332)	(347,198)	(264,680)
Unrealized holding gains:
Unrealized holding (losses) gains arising during period (see note below)	(147,746)	345,919	(1,705,452)	3,410,743

Net unrealized holding (losses) gains	(147,746)	345,919	(1,705,452)	3,410,743

Total other comprehensive income (loss)	(427,270)	227,587	(2,052,650)	3,146,063

Comprehensive (loss) during period	$(1,770,465)	$(1,117,919)	$(6,386,601)	$(1,438,087)

Note:	Unrealized holding gains are net of tax expense (benefit) of ($98,497) and $192,566 for the three months ended September 30, 2001 and 2000 respectively and ($1,136,968) and $2,273,787 for the nine months ended September 30, 2001 and 2000 respectively.

See notes to consolidated financial statements

CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2001 and 2000
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

Certain of the comparative figures have been reclassified to conform with the presentation adopted in the current year.

2.	GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which presumes that assets will be realized and liabilities discharged in the normal course of business over the foreseeable future. The consolidated company’s current liabilities exceed its current assets (which do not include its publicly traded marketable securities) and the consolidated company has incurred losses over the quarter and for the past several quarters, which have reduced the company’s cash reserves. These conditions raise substantial doubt about the consolidated company’s ability to continue in the normal course of business as a going concern as the company’s primary need for cash is to maintain its ability to support the operations of some of its companies and ultimately the carrying values, of its individual investee companies. The company is actively pursuing the sale of its interests in five of its investee companies and has retained investment bankers in order to realize value and focus its efforts and resources. In addition, the company is using its marketable securities (which had a market value of $1,239,235 as of September 30, 2001) as a source of liquidity. The proceeds of any such sales will be used to increase cash reserves. In addition, the company will continue to assist its investee companies in their efforts to obtain outside financing in order to fund the growth and development of their respective businesses. The company’s ability to continue to realize assets and discharge liabilities in the normal course is uncertain and dependent on these and other initiatives. These financial statements do not include any of the adjustments to the amounts or classification of assets and liabilities that might be necessary should the company be unable to continue its business in the normal course.

3.	DISCONTINUED OPERATIONS

In September 2001, Elements (“Retail Products”), a subsidiary company of which CVF has a 61% interest, decided to discontinue its operations. The retail store and internet site were closed but will not be sold and the discontinuance is complete. Sales of the segment for the nine month periods ended September 2001 and 2000 were $220,813 and $511,345 respectively. At September 30, 2001, the remaining liabilities in Elements consist of small business loans amounting to $50,000. Due to the closing of the operations, CVF’s goodwill in Elements of $470,398 has been written off.

4.	INCOME (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) from continuing operations available to common stockholders from continuing operations by the weighted average number of common shares outstanding during the period. The net income (loss) from continuing operations available to common stockholders consists of net income (loss) from continuing operations reduced by the dividends on the Company’s Series A and B preferred stock. Diluted earnings (loss) per share reflects the per share amount that would have resulted if diluted potential common stock had been converted to common stock, as prescribed by SFAS 128.

5.	INVENTORY

Inventory consists of the following:

	September 30, 2001	December 31, 2000

Raw Material	$1,274,917	$1,110,156
Finished goods	243,112	378,310

	$1,518,029	$1,488,466

6.	INVESTMENTS

The following table gives certain summarized unaudited financial information related to the Company’s equity basis holdings:

	Nine Months Ended
	September 30,

	2001	2000

Net Sales	$70,165	$156,893
Gross profit on sales	69,315	850
Net (loss)	(270,884)	(786,891)

7.	INTERIM FINANCIAL STATEMENT DISCLOSURES

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

8.	INCREASE OF INTEREST IN GEMPRINT CORPORATION

During April 2001, CVF’s subsidiary Gemprint converted a portion of its indebtedness to CVF into new common shares of Gemprint. This conversion of debt to shares resulted in CVF’s equity interest in Gemprint increasing from 56.1% to 64.9%.

9.	IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board [“FASB”] issued Statements of Accounting Standard [“SFAS”] No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscals beginning after December 15, 2001. In accordance with these pronouncements, goodwill will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The company has not yet determined what the effect of these new rules will be on the earnings and financial position of the Company.

10.	SEGMENTED INFORMATION

In 2000, as a result of changes in the scope of activities of investee companies, the Company reallocated business units to business segments to more appropriately group units for operating decision purposes and reporting in accordance with FAS 131. This change was applied on a retroactive basis. The Company has four reportable segments: bioremediation, machine controls, precious gem identification and general corporate. The bioremediation segment consists of one company that applies bioconversion and biotransformation technology to municipal and industrial environmental applications. The machine controls division designs, manufactures and sells electric motor controls to machine manufacturers. The gem identification segment consists of one company that has developed identification and database systems, and markets its products and services to the companies in the precious gem business, including producers, cutters, distributors and retailers. The Company’s general corporate segment includes one company which provides funding and management overview services to the holdings. This segment’s profits include interest income and gains on sales of its various holdings.

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, depreciation and research and development. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

There are no intersegment sales, transfers or profit or loss.

Industry Segments for the Nine Months Ended September 30, 2001 and 2000

	Bio-	Machine	Identification	Corporate	All
	remediation	Controls	Systems	Administration	Other	Total
2001	$	$	$	$	$	$
Sales	776,351	7,553,099	362,589	—	1,183,833	9,875,872
(Loss) from operations	(154,140)	(590,011)	(511,694)	(1,726,952)	(1,598,581))	(4,581,378)
Other income (expense)	15,090	176,784	(395,671)	451,303	161,055	408,561
(Loss) before income taxes	(139,050)	(413,227)	(907,365)	(1,275,649)	(1,437,526)	(4,172,817)

2000
Sales	1,493,098	9,070,374	137,366	—	1,332,068	12,032,906
(Loss) from operations	(122,418)	(642,683)	(573,565)	(1,827,533)	(471,106)	(3,637,305)
Other income (expense)	9,646	160,275	(62,208)	(719,095)	47,408	(563,974)
(Loss) before income taxes	(112,772)	(482,408)	(635,773)	(2,546,628)	(423,698)	(4,201,279)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000:

Consolidated sales of CVF Technologies Corporation (“CVF” or the “Company”) for the three months ended September 30, 2001 amounted to $3,049,932, representing a decrease of $1,016,770 (25.0%) compared to sales of $4,066,702 for the same period in 2000.

CVF has no sales from operations on a stand-alone basis. Sales and gross profit from sales reflect the operations of CVF’s consolidated subsidiaries only. The consolidated subsidiaries are Biorem Technologies Inc. (“Biorem”), Dantec Corporation (“Dantec”), Grand Island Marketing Inc. (“Elements”)(as indicated in Note 3 of the Financial Statements, Elements discontinued its operations in September 2001 and therefore Element’s results are shown as Operations of Discontinued Segment), Gemprint™ Corporation (“Gemprint”), SRE Controls Inc. (“SRE”), Ecoval Inc. (in 2000) and Ecoval Corporation (in 2001) (together, “Ecoval”) (Ecoval is consolidated beginning in December, 2000), CVF Capital Management Corporation (“CVF Capital Management”), Eastview Marketing One LLC, and Grand Island Marketing Two LLC. CVF consolidates profit and loss only (equity method) for companies in which CVF holds 50% to 20% ownership. These companies are Ecoval (prior to December, 2000), Petrozyme Technologies Inc. (“Petrozyme”) and IMT Systems (“IMT”). The results of RDM Corporation (“RDM”) and TurboSonic Technologies Inc. (“TurboSonic”), companies in which CVF has less than 20% ownership, are not included in the Consolidated Statement of Operations. CVF’s investments in RDM and TurboSonic are carried at market value on the Consolidated Balance Sheet under Holdings Available for Sale.

The decrease of $1,016,770 (25.0%) in consolidated sales in the third quarter of 2001 compared to the same quarter of 2000 is mainly due to a decrease of $626,990 (23%) in SRE’s sales in respect of a strategic relationship contract with a major original equipment manufacturer (OEM) in the most recent period compared to the earlier period. Also, Biorem’s sales decreased by $448,793 (73%) in the most recent quarter as Biorem experienced an unusually high level of sales in the comparable quarter of the previous year. Gemprint’s sales increased by $96,098 (191%) during the third quarter of 2001 compared to the same period in 2000 due to increased Gemprint registrations by new customers.

CVF’s gross margin of $645,016 for the third quarter of 2001 represents a decrease of $67,307 (9%) from the same period last year. Gross margin as a percentage of sales increased to 21.1% for the third quarter of 2001 from 17.5% for the third quarter of 2000. This increase in the more recent quarter is mainly due to the decrease in SRE’s sales, which carry lower gross margins than the other consolidated subsidiaries.

Selling, general and administrative expenses on a consolidated basis amounted to $1,648,431 for the third quarter of 2001. This represents an increase of $158,412 or 11% compared to the third quarter of 2000. Of this increase $267,134 relates to Ecoval which was consolidated in the results beginning December 2000. Management continues to undertake a concerted effort to effect an overall reduction in administrative costs.

Research and development expenses for the third quarter of 2001 amounted to $216,179 compared to $151,956 incurred in the comparable 2000 period. Most of this increase derives from the consolidation of Ecoval in CVF’s financial results beginning in December, 2000.

Net interest expense decreased to $23,238 for the third quarter of 2001 compared to net interest expense of $26,408 for the third quarter of 2000.

Other income recognized by CVF in the third quarter of 2001 amounted to $22,192 compared to $16,805 received in the third quarter 2000.

Losses of CVF from equity holdings (entities in which CVF has a 50% or less ownership) decreased to $98,144 in the 2001 period from $356,588 in the 2000 period. This decrease is mainly attributable to the inclusion of Ecoval’s results in consolidated operations effective December 2000.

Gain on sale of holdings amounted to $69,646 in the 2001 period compared to $58,843 in the 2000 period. The gain in the most recent period resulted from the sale of a portion of CVF’s holdings in TurboSonic. The gain in the 2000 period resulted from a sale of a portion of CVF’s holdings in RDM.

Minority interest portion of the loss increased to $20,903 in the third quarter of 2001 from income of $23,802 in the comparable 2000 period due to the attribution to minority interest of the smaller income recognized by Dantec.

Loss from Operations of Discontinued Segment decreased to $68,060 from $84,473 in the comparable 2000 period. This decrease is due to the fact that Elements operated fewer retail stores in the 2001 period compared to the 2000 period.

Loss on Closing of Discontinued Segment is $102,367, which loss occurred in the 2001 period when Elements discontinued operations.

CVF recorded a net loss of $1,343,195 for the three months ended September 30, 2001 resulting from the operations described above. This compares to a net loss of $1,345,506 incurred in the corresponding period of 2000.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000:

Consolidated sales of CVF for the nine months ended September 30, 2001 amounted to $9,875,872, representing a decrease of $2,157,034 (17.9%) compared to sales of $12,032,906 for the same period in 2000. This decrease is mainly due to SRE’s sales for the first nine months of 2001 decreasing by $1,517,275 (17%) over the same period in 2000. During both periods SRE maintained full production on a strategic relationship contract with a major original equipment manufacturer (OEM). Biorem’s sales decreased by $716,747 (48%) compared to sales booked in the 2000 period. Dantec’s sales in the 2001 period decreased by $482,847 (36%) compared to the same period of 2000. Gemprint achieved an increase in sales of $225,223 (164%) compared to the same period in 2000 due to increased Gemprint registrations by new customers.

CVF’s gross margin of $1,224,262 for the first nine months of 2001 represents a decrease of $333,155 (21%) from the same period last year. Gross margin as a percentage of sales decreased to 12.4% for the first nine months of 2001 from 12.9% for the first nine months of 2000. This decrease in the more recent period is mainly due to Ecoval (consolidated only from December 2000) which had an overall gross margin percentage of 5.7% in the first nine months of 2001.

Selling, general and administrative expenses on a consolidated basis amounted to $5,100,119 for the first nine months of 2001. This represents an increase of $344,210 or 7% over the first nine months of 2000. Of this increase $823,465 relates to Ecoval which was consolidated in the results beginning December 2000. Partially offsetting this increase was a $241,204 decrease in investor relation’s expense. Management continues to undertake a concerted effort to effect an overall reduction in administrative costs.

Research and development expenses for the nine months ended September 30, 2001 were $705,521 compared to $438,813 in the 2000 period. Most of this increase in the most recent period results from the consolidation of Ecoval in CVF’s financial results beginning in December 2000.

Net interest expense for the first nine months of 2001 increased to $68,515 compared to interest expense of $20,263 incurred during the nine months ended September 30, 2000. This increase in expense is due to lower average cash balances invested during the 2001 period.

Other income of $49,925 earned in the first nine months of 2001 represents a decrease of $64,219 compared to the same period of 2000. During the earlier period CVF earned a fee for assisting one of its investee companies to secure funding.

Losses of CVF from equity holdings (entities in which CVF has a 50% or less ownership) decreased to $244,876 in the 2001 period from $890,816 in the 2000 period. This decrease is mainly attributable to the inclusion of Ecoval in consolidated operations effective from December 2000.

Gain on sale of holdings amounted to $369,786 in the 2001 period compared to $58,843 in the 2000 period. The gain in the 2001 period resulted from the sale of a portion of CVF’s holdings in RDM and TurboSonic.

Minority interest portion of the loss increased to $299,364 in the first nine months of 2001 from $157,933 in the comparable 2000 period. This change is due to the larger losses incurred at Dantec in the more recent period.

Loss from Operations of Discontinued Segment decreased to $138,552 from $365,028 in the comparable 2000 period. This decrease in the most recent period is due to the fact that Elements operated fewer retail stores and closed its office in the more recent period.

Loss on Closing of Discontinued Segment is $102,367, which loss occurred in the 2001 period when Elements discontinued operations.

As a result of the operations described above, CVF recorded a net loss of $4,333,951 in the first nine months of 2001, as compared to a net loss of $4,584,150 recorded in the corresponding period of 2000.

LIQUIDITY AND CAPITAL RESOURCES

Stockholders’ equity as of September 30, 2001 amounted to $2,552,286 compared to $8,732,852 at December 31, 2000. This net decrease of $6,180,566 is primarily attributable to the net loss of $4,333,951 incurred in the first nine months of 2001 and a decrease of $1,705,452 in unrealized gains on investment holdings which was recognized in the same period.

The current ratio of CVF as at September 30, 2001 is .82 to 1. The decline in the current ratio during the first nine months of 2001 is attributable to the use of cash and cash equivalents to fund CVF’s ongoing operations.

During the first nine months of 2001, the cash requirements of CVF’s consolidated investee companies were at unusually high levels. In particular, beginning in December, 2000 when CVF acquired control of Ecoval, the cash needs of Ecoval were increased significantly due to the restructuring which CVF implemented at that time, the hiring of a new management team, the expansion of sales efforts and the effect of the cyclical nature of Ecoval’s sales, the bulk of which typically occur in the late fall, winter and early spring months. It is anticipated that cash requirements of Ecoval and CVF’s other investee companies will be significantly reduced over the twelve-month period that commenced October 1, 2001.

CVF management is actively pursuing the sale of its interests in five of its investee companies and has retained investment bankers in order to maximize value. The proceeds of any such sales will be used to increase cash reserves. Furthermore, by selling some or all of these investee companies, CVF will be able to focus its efforts and resources primarily on Ecoval, Gemprint and SRE, the three investee companies which management believes have the greatest growth potential over the next year. In addition, CVF is using its publicly traded marketable securities (which are not included in its current assets but which had a market value of $1,239,235 as of September 30, 2001) as a source of liquidity.

Also, having due regard for market conditions and other factors, CVF will continue pursue, in the coming months, the possibility of raising additional funding on suitable terms, through private placement or public offering, as it did in 2000. Any funds raised by such efforts will be also be used to finance current operations and to augment cash reserves. CVF will continue to assist its investee companies in their efforts to obtain outside financing in order to fund the growth and development of their respective businesses.

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

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Securities Holders

On August 23, 2001, the Company held its Annual Meeting of Shareholders. The matter voted upon at the Annual Meeting was the election of four (4) directors. The results of the voting were as follows:

Name	Votes For	Votes Withheld

Jeffrey Dreben	5,896,576	34,627
Robert Nally	5,896,576	34,627
George Khouri	5,896,576	34,627
Robert Glazier	5,896,576	34,627

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

(11)	Statement re computation of per share earnings

(b)	Reports on Form 8-K

None

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: November 14, 2001

CVF TECHNOLOGIES CORPORATION

By: /s/ Jeffrey I. Dreben Name: Jeffrey I. Dreben Title: Chairman of the Board, President and Chief Executive Officer

By: /s/ Robert L. Miller Name: Robert L. Miller Title: Chief Financial Officer

EXHIBIT INDEX

No.	Description

11	Statement re computation of per share earnings