Form 10KSB
period 2001-12-31
CVF TECHNOLOGIES CORP
filed 2002-04-16
CIK 1032997

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001.

                         COMMISSION FILE NUMBER 00-29266

                          CVF TECHNOLOGIES CORPORATION
     -----------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

               NEVADA                                    87-0429335
----------------------------------------    ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

       8604 Main Street, Suite 1
        WILLIAMSVILLE, NEW YORK                            14221
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

                                 (716) 565-4711
                       ----------------------------------
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
--------------------------------       -----------------------------------------
Common Stock ($0.001 par value)        American Stock Exchange

Securities registered under Section 12(g) of the Act: NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                              Yes |X|       No | |

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuer's revenues for most recent fiscal year: $12,351,334.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (based on the closing price on the American Stock Exchange) on March 15, 2002 was approximately $1,381,664. For purposes of determining this amount only, Registrant has defined affiliates as including (a) the executive officers named in Part III of this 10-KSB report, (b) all directors of Registrant, and (c) each shareholder that has informed Registrant by March 15, 2002 that it is the beneficial owner of 10% or more of the outstanding common stock of Registrant.

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of March 15, 2002:

                         Common Stock: 10,201,219 shares

Transitional Small Business Disclosure Format: Yes | | No |X|

PART I

ITEM 1. DESCRIPTION OF BUSINESS

CVF Technologies Corporation (www.cvfcorp.com) ("CVF" or the "Company") is involved in the business of developing and managing start-up and early stage companies primarily engaged in the information technology and environmental technology sectors. CVF's mandate is to acquire significant holdings in new and emerging technology companies and then to assist them in their management, and through them to engage in their respective businesses. CVF's current holdings include investments made in its investee companies during the period from 1989 to the present.

CVF's mandate is to generate revenues and profits through consolidation of the operating results of its investee companies. CVF also endeavors to realize gains through the eventual sale of all or a portion of its holdings in these companies at such time as management determines that CVF's funds can be better deployed in other industries or companies. CVF's goal is to maximize the value of its holdings in its investee companies for the Company's shareholders. One important way that CVF accomplishes this is by taking an investee company public at the appropriate time. This has been done with the investee companies Certicom Corporation and TurboSonic Technologies, Inc. CVF plans to offer its shareholders the opportunity to directly participate in public offerings of its investee companies, where this is considered appropriate.

After CVF's initial investment, an investee company often requires additional capital to meet its business plan. Consequently, the Company actively assists its investee companies in obtaining additional capital which is usually sourced through CVF's own resources or via other participants. CVF's ability to continue to provide assistance to its investees is subject to the limitations of its own financial resources. CVF has incurred losses over the past year and the past three years. These losses have depleted the Company's cash reserve which significantly limits the Company's ability to assist its investees. See "Factors That May Affect Future Results".

The following is a list of CVF's investee companies (the "Corporations"), showing CVF's percentage ownership in each:

                                                    CVF's PERCENTAGE
                                                      OWNERSHIP OF
CORPORATION                                         VOTING SECURITIES
-----------                                         -----------------
 1. SRE Controls Inc.                                      75%
 2. Dantec Corporation                                     54%
 3. Biorem Technologies Inc.                               69%
 4. Gemprint(TM)Corporation                                65%
 5. Ecoval Corporation                                     88%
 6. CVF Capital Management Corporation                    100%
 7. CVF Technologies International, Inc.                  100%
 8. Eastview Marketing One LLC                            100%
 9. Grand Island Marketing Two LLC                        100%
10. Grand Island Marketing Inc.                           100%
11. Petrozyme Technologies Inc.                            50%
12. IMT Systems Inc.                                       47%
13. TurboSonic Technologies, Inc.                           9%
14. RDM Corporation                                         5%
15. WZ.COM INC.                                             4%

The Corporations

With the exception of TurboSonic Technologies, Inc. and RDM Corporation, all of the Corporations are private companies. The following paragraphs provide a brief description of each Corporation. Each Corporation that is actively involved in operating a technology business has its own business plan, history and financial statements and has put effective management teams in place, completed the development of its own products, established markets and distribution channels and sold its products. Some of the Corporations are not actively involved in operating a technology business, but provide management services to other Corporations, act as holding companies or are inactive.

Proceeds from any additional funding received by the active technology Corporations will be utilized, in each case, primarily for expansion of production and sales capability to enable the Corporation to realize its commercial potential over the next three to five years. As is common with early stage technology companies, each of these Corporations has historically operated at a loss or at break-even and some of them may continue to operate at a loss for the foreseeable future. The ability of these investees to meet their business goals may be subject to limitations of CVF's ability to provide continued financial assistance-see "Factors That May Affect Future Results".

Consolidated Entities:

"Consolidated Entities" refers to those Corporations in which CVF has a greater than 50% ownership of the voting stock. The total assets and liabilities of each of the Consolidated Entities are included within the financial results and position of CVF for the year ended December 31, 2001 and in the comparative balances for the previous two years as shown in the Financial Statements included in Part II, Item 7 of this Form 10-KSB.

The ten Consolidated Entities that are consolidated within the financial results of CVF are as follows:

1. SRE Controls Inc. ("SRE")

SRE (www.srecontrols.com), based in Waterloo, Ontario, designs, manufactures and markets a range of high efficiency programmable electronic motor speed control products for electric vehicles. Examples of the kind of vehicles that use SRE's products are material handling equipment (e.g. forklift trucks), aircraft Ground Support Equipment (GSE), and Neighborhood Electric Vehicles (NEVs). SRE supplies its controller products to both Original Equipment Manufacturers (OEMs) of vehicles through direct sales and to the aftermarket through 60 dealers with over 200 locations throughout North America.

SRE continuously improves and adds to its product line in order to bring the latest technological benefits to its customers. As a result of several years of product development effort, SRE plans to bring unique new motor controller products to market in 2002.These new products are expected to generate significant revenue gains in 2002 and subsequent years. SRE's ongoing investment in research and development continues, with joint development work planned with several fuel cell company as the automotive industry moves toward alternate energy sources.

2. Dantec Corporation ("Dantec")

Dantec (www.dantec.com), a technology company based in Waterloo, Ontario, specializes in on-line product and total process optimization through the development and implementation of advanced process controls. Dantec's technology utilizes proprietary sophisticated process control systems. Dantec's technology has been applied to many different processes in the food processing industry from natural grains to aquaculture, breads and snack foods. Other industrial applications include engineered wood, pharmaceutical and petrochemical products. Dantec's strategy is to provide turnkey, fully automated processes, advanced control solutions and enterprise-wide information systems to its customers worldwide.

In 2001, Dantec continued to focus on growing its business in the food processing industry and industrial market sectors mentioned above. It will continue this focus in 2002 and will continue to develop its strategy of delivering a turnkey approach to its clients on an exclusive basis.

On April 12, 2002 the Company agreed to sell its interest in Dantec. The agreed selling price approximates CVF's carrying value for Dantec.

3. Biorem Technologies Inc. ("Biorem")

Biorem (www.biorem.biz), an industrial biotech company based in Guelph, Ontario, is engaged in the business of applying bioconversion and biotransformation technology to municipal and industrial environmental applications. The business of Biorem is the design and installation of biological air filters, or biofilters, for the removal of odor and other air pollutants from municipal and industrial sources. Since 1999, Biorem has made significant progress in the commercialization of its biofilter technology, having successfully completed numerous large-scale biofilter installations in the U.S. and Canada and established a network of manufacturers representatives to provide effective coverage of the rapidly growing U.S. municipal odor control market.

In 2000, Biorem introduced a new, superior biofilter media. Biorem also introduced a modular product series adapted for catalogue item type purchases. Both product developments specifically address the dramatically increasing demand for easy to use, highly efficient biofilter systems for air emission control. Building on its recent advances in market access and demonstrated product effectiveness, Biorem expects strong revenue and income growth in 2002.

4. Gemprint(TM)Corporation ("Gemprint")

Gemprint (www.gemprint.com), a Toronto, Ontario based company, is in the business of providing products and services to the jewelry industry to enable diamonds and other precious gems to be uniquely identified non-invasively (fingerprinted) using a patented low power laser imaging system. The results are stored in a data base for later verification and recovery of lost or stolen gems. Gemprint's Isi system has application with all segments of the diamond supply chain (i.e. cutter/polishers, grading laboratories, manufacturers, wholesalers, retailers and Internet traders). Gemprint's Isi system sells for approximately $7,500. A $15.00 fee is charged to the user for each registration on the international database, which Gemprint owns and maintains. Law enforcement agencies and many insurance companies support the Gemprint system (approximately 25 insurance companies offer a 10% discount on diamond insurance policies if the insured gem is Gemprinted).

In 2000 Gemprint signed three important agreements employing the use of its technology: (1) a contract with the Government of the Northwest Territories of Canada to design a 'Northern' diamond certificate, to establish an on-site data base and to Gemprint northern diamonds with two major diamond manufacturers involved in the program; (2) an exclusive distribution agreement with Breebaart Group of Rotterdam covering the territory of Europe; and (3) a contract to develop a unique brand of diamond using a special application of the Gemprint technology. In addition, Gemprint has a contract in effect with Stuller Settings of Lafayette, LA under which Gemprint certificates are offered as a value add-on for all diamonds sold by Stuller. Gemprint is also used by several Internet diamond traders.

5. Ecoval Corporation ("Ecoval")

Ecoval (www.naturesglory.com), was incorporated as a Delaware company on December 21, 2000, with its headquarters located in Williamsville, N.Y. Ecoval participated in a series of restructuring transactions involving the Ecoval group of companies that took place during the period from December, 2000 to February, 2001. As a result of these transactions, Ecoval replaced Ecoval Inc. a Canadian company, as the parent company of the Ecoval group and CVF increased its equity ownership from 31% to 88%. Ecoval carries on its operations through its Canadian operating subsidiary, Ecoval International Inc.

Ecoval's business involves the development, manufacture and marketing of a variety of 100% natural fertilizers, environmentally friendly organic herbicides and tree recovery systems targeted primarily for the lawn and garden retail/consumer market and specialty agricultural markets. Pesticide world wide industry sales were $37 billion ( $11.9 billion in the U.S.) in 1997.

Ecoval owns U.S. patents for its herbicide and its 4-4-8 tree recovery fertilizer. Research results show the herbicide to be efficacious, non-toxic, biodegradable and faster acting than conventional chemical products. Ecoval's herbicide has received regulatory approval in Canada and through the Environmental Protection Agency in the United States. Ecoval also has a proprietary binder technology to enable the homogeneous granulation of gypsum, limestone and feather meal along with other micronutrients. To be cost-effective, Ecoval out-sources its production, packaging and shipping functions. Ecoval's principal focus is to expand product sales into national retail chains through mass merchants in both the United States and Canada. It is also aggressively pursuing sales to governments at the municipal, state and federal levels as well as organic farms. The brand name for both U.S. and Canadian products is Nature's Glory(TM). At present, Ecoval is expanding product distribution in several regions of the United States, especially the Northwest and Northeast and broadly throughout Canada. Ecoval's natural fertilizers and herbicide have been approved for sale, at both the retail and commercial level, in over 40 states in the United States and all provinces in Canada. Customers include national retail chains, garden centers, nurseries, landscapers, estate caretakers, municipalities, and golf courses.

6. CVF Capital Management Corporation ("CVF Capital Management")

CVF Capital Management was incorporated in the Province of Ontario, Canada on February 1, 2001 in order to provide management services to certain of the Corporations based in southern Ontario. CVF Capital Management is a wholly-owned subsidiary of CVF and is staffed by members of the management team of CVF. Its office is located in Oakville, Ontario.

7. CVF Technologies International, Inc. ("CVF International")

CVF International was incorporated in the State of Delaware on January 29, 1999 for the purpose of providing a base for the expansion of the sales and marketing efforts of the Corporations into the large and rapidly growing markets of the southeastern U.S. CVF International is a wholly owned subsidiary of CVF.

8. Eastview Marketing One LLC ("Eastview")

Eastview was incorporated in the State of New York on December 19, 1997 for the purpose of developing an infomercial to market in the U.S. natural fertilizers and environmentally safe organic herbicides manufactured by Ecoval. The commercial was completed and tested in 1998 and may be re-used in selective markets in the future. Eastview is not currently active.

9. Grand Island Marketing Two LLC ("Grand Island 2")

Grand Island 2 was incorporated on December 17, 1997 in the State of New York. Grand Island 2 is not currently active.

10. Grand Island Marketing Inc. ("Grand Inc.")

Grand Inc. was incorporated in the State of Delaware on January 28, 1998. Grand Inc. holds a 61% interest in an Ontario partnership known as `Elements'.

Elements (www.Healthyelements.com), based in Toronto, Ontario, carried on the business of operating retail stores and an internet site offering natural health products and health services including naturopathic and homeopathic medicine, registered massage therapy and a juice bar. In September 2001, Elements decided to discontinue its operations. The retail store and internet site were closed but will not be sold and the discontinuance is complete.

Equity Investees:

"Equity Investees" are investee Corporations in which CVF holds 50% or less equity ownership but more than or equal to 20% ownership. The Equity Investees' accounts are not consolidated in CVF's financial statements and the net incomes or losses of the Equity Investees are included in CVF's financial statements only to the extent of CVF's percentage holdings of these entities. The net equity positions, after share of losses, of all other investors have been reduced to nil. As such, the Company has included 100% of the investee losses in income rather than the percentage owned by the Company. It should be noted that prior to December 13, 2000, CVF held only a 31% equity ownership in the Ecoval group, which is therefore accorded accounting treatment as an Equity Investee up to such date. From December 13, 2000 onwards, Ecoval is treated for accounting purposes as a Consolidated Entity (see Item 6 below).

CVF's two Equity Investee's are described below:

11. Petrozyme Technologies Inc. ("Petrozyme")

Petrozyme (www.petrozyme.com), is a Guelph, Ontario based company engaged in the business of developing and marketing its proprietary processes utilizing industrial bio-reactors for the degradation and recovery of petroleum and organic wastes. The exploration, production and refinement of oil generate significant quantities of oily wastes. According to estimates from the American Petroleum Institute (API), the U.S. Environmental Protection Agency (EPA) and the U.S. Department of Energy, based on data between 1996 and 1998, the cost to safely manage oily wastes produced in the United States exceeds $1.75 billion per year.

12. IMT Systems Inc. ("IMT")

IMT Systems, Inc. ["IMT"], is a Waterloo, Canada, private company in the business of developing a traction motor for industrial electric vehicles.

Less Than 20% Owned:

'Less Than 20% Owned' refers to those investee Corporations in which CVF has a less than 20% ownership interest. The direct financial results of the Less Than 20% Owned Corporations are not included in CVF's consolidated financial results. The two Less Than 20% Owned corporations which are publicly traded are carried at market value. It is the intention of CVF to hold its positions in these companies until it is considered that the invested funds can be better utilized in other holdings.

The three Less Than 20% Owned investee Corporations are as follows:

13. TurboSonic Technologies, Inc. ("TurboSonic")

TurboSonic (www.turbosonic.com), a Waterloo, Ontario public company (OTC Bulletin Board: TSTA), designs and markets integrated pollution control and industrial gas cooling/ conditioning systems including liquid atomization technology and dust suppression systems to ameliorate or abate industrial environmental problems. TurboSonic's proprietary technology is designed to control a wide variety of air pollution control problems for industries including pulp and paper, wood products, mining, non-ferrous metallurgical, iron and steel, chemical, food and beverage, waste processing, hazardous and municipal solid waste (MSW) incineration, power generation, automotive and cement. TurboSonic believes its products, which are designed to meet the strictest emission regulations for gaseous and particulate emissions, afford economic and technical advantages over conventional air pollution equipment.

CVF held at December 31, 2001 949,217 common shares of TurboSonic (representing a 9% ownership interest) which were acquired prior to 1999 at a cost of $250,235 (or approximately $.264 per share). At April 10, 2002, based on the closing market per share price of $0.65, the market value of CVF's holding of 154,717 common shares in TurboSonic was $100,566.

14. RDM Corporation ("RDM")

RDM (www.rdmcorp.com), a Waterloo, Ontario public company (CDNX: RC), is a leading developer of specialized software and hardware products for both Internet e-commerce and paper payment processing. RDM provides its technologies and solutions to banks, printers and payment processors in over 35 countries. In 2000, RDM spun off its e-Check division into Xign, Inc., a Silicon Valley-based private company.

CVF held at December 31, 2001 971,472 common shares of RDM (representing a 5% ownership interest) which were acquired in late 1997, early 1998, early 1999, late

2000 and early 2001 at a cost of $433,712 (or approximately US $.446 per share). At April 10, 2002, based on the closing market per share price of US $0.628, the market value of CVF's holding of 528,272 common shares in RDM was $331,861.

15. WZ.COM INC. ("WZ.COM")

WZ.COM (www.WZ.com), a private company incorporated in the State of Delaware, is in the business of providing products over its website. In January, 1999, CVF invested a total of $250,000 in the predecessor company known as NETrageous. In February 2001 the shares in NETrageous were exchanged at no cost for 500,000 common shares in WZ.COM INC.

Number of Employees

As of December 31, 2001, CVF and its Consolidated Entities had a total of 65 full-time employees.

ITEM 2 DESCRIPTION OF PROPERTY

CVF leases premises in which its principal executive office is located at 8604 Main Street, Suite 1, Williamsville, New York on a two year lease (commencing December 2001) with lease payments equal to $17,343 annually. All of the business premises and facilities used by the Consolidated Entities are leased. These facilities serve as administrative offices and manufacturing (where appropriate) facilities. The facilities generally range in size from 2,000 to 14,000 square feet. The lease terms expire in 2002 to 2004.

ITEM 3 LEGAL PROCEEDINGS

The Company is not aware of any material pending proceedings.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2001 no matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

The following table sets forth the high and low sales prices per Common Share on the American Stock Exchange for the periods indicated:

                                                LOW            HIGH
                                               ------         ------
      2000  - 1st Quarter                      2.5625         6.50
            - 2nd Quarter                      2.00           4.125
            - 3rd Quarter                      2.375          3.125
            - 4th Quarter                      0.75           2.2375

      2001  - 1st Quarter                      0.50           1.93
            - 2nd Quarter                      0.55           1.04
            - 3rd Quarter                      0.25           0.95
            - 4th Quarter                      0.17           0.35

(b) Holders of Record

At March 15, 2002, there were approximately 314 holders of record of CVF's common stock.

(c) Dividends

CVF has never paid a dividend on the common stock. The payment of any future dividends will be at the sole discretion of CVF's Board of Directors. CVF intends to retain earnings to finance the expansion of its business but may consider paying dividends of its common stock if it receives a large profit from the sale of one of its holdings.

(d) Recent Sales of Unregistered Securities

In February 2001, CVF issued 18,034 of its common shares to Meighen Demers for legal services rendered for Gemprint.

In March and April, 2001, CVF issued 41,333 of its common shares to The Equity Group for services rendered.

In March 2001, CVF issued 25,000 of its common shares to IBM Canada Limited to settle a lawsuit of Gemprint's.

In April 2001, CVF issued 26,899 of its common shares to Chatsworth Securities LLC for services rendered.

In April 2001, CVF issued 27,000 of its common shares to Leo Hirsch for services rendered.

In October 2001, CVF issued 50,000 of its common shares to Steven Gladstone for services rendered.

In October 2001, CVF issued 50,000 of its common shares to Steven Danz for services rendered.

In October 2001, CVF issued 3,000 of its common shares to Lesley Goldman for services rendered.

All of the above transactions were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

(e) Purchase of Treasury Stock

In October 1996, CVF instituted a stock repurchase program pursuant to which it commenced the repurchase in the marketplace or otherwise, in accordance with all applicable securities laws, up to 300,000 of its common shares. In the fall of 1997 CVF announced plans to purchase up to an additional 100,000 shares. On September 16, 1998 the Board of Directors of CVF approved the repurchase of up to an additional 100,000 common shares bringing the total number of common shares under the repurchase program to 500,000.

During 1998, 1999, 2000 and 2001, CVF repurchased 162,500 common shares, 10,800 common shares, 4,500 common shares, and 36,000 common shares respectively. The total amount of shares repurchased by CVF to December 31, 2001 was 476,700 common shares.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS

Special Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-KSB, under the captions "The Corporations," "Financial Considerations" and elsewhere, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve unknown and uncertain risks, uncertainties and other factors which may cause the actual results, performance or achievements of CVF, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, prospective investors are cautioned not to place undo reliance on such forward-looking statements.

Factors That May Affect Future Results

CVF's current financial condition raises substantial doubt about its ability to continue in the normal course of business as a going concern. The Company's primary need for cash is to maintain its ability to support the operations and ultimately the carrying values, of its individual investee companies. The Company is actively pursuing the sale of its interests in five of its investee companies and has retained investment bankers in order to realize value and focus its efforts and resources. In addition, the Company is using its holdings in public companies available for sale (which had a market value of $1,240,170 as of December 31, 2001) as a source of liquidity. Since December 31, 2001 (to April 10, 2002) the Company has liquidated 1,238,700 shares in its public holdings for proceeds of $ 614,860. The proceeds of such sales are being used to increase cash reserves. In addition, the Company will continue to assist its investee companies in their efforts to obtain outside financing in order to fund the growth and development of their respective businesses. The Company's ability to continue to realize assets and discharge liabilities in the normal course is uncertain and dependent on these and other initiatives. These financial statements do not include any of the adjustments to the amounts or classification of assets and liabilities that might be necessary should the Company be unable to continue its business in the normal course.

Plan of Operation

Subject to the limitations of its financial position as discussed above, CVF plans to build on the successes and advances achieved by its investee companies in 2001. It will continue its efforts to assist all of its investee companies to realize their full potential. The ability of investee companies to meet the goals included in the plan of operation may be limited by CVF's ability to continue in the normal course of business as described in "Factors That May Affect Future Results".

The five Consolidated Entities which are active technology businesses, namely Ecoval, SRE, Biorem, Gemprint and Dantec, each made progress in 2001 and each are positioned to consolidate and expand in 2002.

Ecoval continued to develop its Nature's Glory(TM) product line in 2001 with the submission of several new patent applications including one for a herbicide composition, a plant growth regulator, and a pre-emergent herbicide. Ecoval also has pending patent applications for its new insecticide and fungicide compositions. Ecoval expects that new patents will be granted during 2002. In addition, three submissions were made to the EPA relating to registration of the insecticide and fungicide products. Ecoval also developed an insecticide formulation that is exempt from U.S. registration because it is composed of ingredients that the EPA has determined pose minimal risk to the public. In 2000, a European distributor for Ecoval's herbicide obtained registration in Sweden. In 2002, Ecoval will continue to generate sales revenues through direct marketing efforts and by establishing key distributor relationships in North America and abroad.

SRE extended the range of OEM customers served in 2001 and expanded its dealer network as well as identifying a significant number of target aftermarket accounts. Also, SRE is developing working relationships with certain motor manufacturers for additional leverage in the marketplace. At the end of 2001 SRE started to invest in a stronger sales and marketing effort to exploit the new products available in 2002. These sales and marketing activities are expected to have a positive impact on financial results.

Biorem's sales efforts in 2001 resulted in record bookings of new sales for Biorem. Biorem ended the business year with orders or commitments at an all time high level in excess of $3 million. These bookings include repeat orders from satisfied customers in the Southeast US, and the largest single order of $850,000 in Alabama, which continue to be primary marketing areas for Biorem. Strong bookings will carry business through the 2002 and 2003 business years and offset the long lead cycle typical in the municipal market. The base load of business will provide the cash flow required to continue with marketing development in the municipal market and enable development of industrial applications. In 2001, two pilot plant trials were implemented for the removal of organic compounds from industrial chemical processes in the manufacturing and surface coating industries utilizing the unique SynergyTM biofilter process. Success in these areas will develop a second marketing front that will broaden the business base and provide additional growth opportunity.

Gemprint's strategy of targeting all links in the diamond supply chain bore fruit in 1999 with the completion of the Canadian Northwest Territories Agreements and the commencement of Gemprinting of cut diamonds sourced in the new Canadian diamond fields. Leveraging on this success, Gemprint is working to increase sales to wholesalers, major retailers, laboratories and manufacturers in North America, Europe and the Far East. At the same time Gemprint is working to capitalize on its identification technology and its international data base to become the preferred enabler for securely trading diamonds over the Internet. In 2000 and 2001, international concern over the issue of `conflict diamonds' heightened. The Clean Diamonds Act recently introduced in the U.S. Congress demonstrates public interest in the certification of the origin of diamonds imported into the U.S. Gemprint's technology has already provided the basis for diamond tracking systems in Canada and may well find wider application as such systems proliferate.

Dantec in 2001 added several major accounts with high growth potential to a client list that already includes Weston's, Frito-Lay, Cargill, Kraft General Foods, Kelloggs, Ralston Purina, Mars and Maple Leaf Foods. In 2002, Dantec intends to continue sales expansion through its expanded base of major industrial companies with worldwide multi-plant operations. CVF agreed to the sale of Dantec on April 12, 2002. The selling price approximates CVF's carrying value for Dantec.

CVF's Equity Investee, Petrozyme, also showed steady development in 2001 and is positioned to make further progress in 2002.

Petrozyme has developed a process that allows oily sludges to be treated onsite. This reduces both the treatment cost and liability associated with safely managing these wastes. Very often these wastes are hazardous, and after treatment with Petrozyme's technology, the treated residuals meet the EPA levels for non-hazardous classification.

Petrozyme's process is still operational at refineries in Venezuela (5th year) and Washington State (2nd year). Petrozyme has renewed its membership in the Petroleum Environmental Research Forum (PERF), a cooperative environmental research association operated by the world's leading oil companies.

While Petrozyme is an early-stage developing company and has not generated significant revenue, it is in discussions with several global environmental services company about a strategic alliance. If an alliance is consummated, it will significantly increase the company's revenues and reputation.

In September of 2001, the world's largest oil company, Saudi Aramco, invited Petrozyme to present an overview of its technology at Aramco's annual Technical Exchange Meeting in Dhahran, Saudi Arabia. Aramco wants its waste management practices to meet the same level of environmental safety as the EPA. While oil service companies from around the world were in attendance to present their various technologies and services, Petrozyme was the only oily waste treatment company invited.

Petrozyme now has three U.S. patents and one Canadian patent, with applications in other countries pending.

IMT continues to work on developing a traction motor for industrial electric vehicles.

CVF's two Less Than 20% Owned Corporations which are public companies, namely TurboSonic and RDM, both continued to make dramatic progress in 2001, continuing into 2002. CVF is currently liquidating its positions in RDM and TurboSonic.

TurboSonic accomplished a 128% increase in sales in fiscal 2001 to $14,114,870 from $6,181,562 in 2000. Although most of TurboSonic's revenue was generated in U.S. markets, orders were received from all over the world. TurboSonic has announced that it has a large backlog of orders which should make fiscal 2002 another record year.

TurboSonic also announced it formed a strategic alliance with Hamon Research-Cottrell, Inc., a major international company, with the belief that such a partner, with established sales channels, can better market TurboSonic's products on a global basis and that the strategic partner will benefit from access to TurboSonic's advanced air pollution control technologies such as the SonicKleen(TM) WESP, TurboTak Wet Scrubber and TurboSOx SO2 Recovery System.

RDM, under the leadership of its new President and CEO, Douglas Newman, achieved record revenues in fiscal 2001 of $4,459,714. Revenues included income from RDM's Payment Archive Service (PAS). PAS is a complementary software package to RDM's check imaging and scanning products that provide RDM with a transaction-fee revenue stream.

CVF will continue to provide equity and debt financing to its group of investee companies as it assesses their needs. CVF will accomplish this with its own funds or by assisting its investee companies in completing private placements or public offerings for themselves, as and when appropriate.

In regards to those shares which CVF holds in its public investee companies, RDM and TurboSonic, CVF will continue to monitor the market value of these holdings with the view to gaining from their future sale.

Individual investee companies are expected to continue approximately the same level of research and development that they have performed in the past two years. There are no expectations for significant increases in plant or equipment or in the number of employees for these companies over the next 12 months.

Critical Accounting Policies

An understanding of our accounting policies is necessary for a complete analysis of our results, financial position, liquidity and trends. We focus your attention on the following accounting policies of the Company:

Going concern - The consolidated financial statements have been prepared on a going concern basis, which presumes that assets will be realized and liabilities discharged in the normal course of business over the foreseeable future. The consolidated company's current liabilities exceed its current assets (which do not include its publicly traded marketable securities) and the consolidated company has incurred losses over the year and for the past several years, which have reduced the company's cash reserves.

These conditions raise substantial doubt about the consolidated company's ability to continue in the normal course of business as a going concern. The company's primary need for cash is to maintain its ability to support the operations and ultimately the carrying values, of its individual investee companies. The company is actively pursuing the sale of its interests in five of its investee companies and has retained investment bankers in order to realize value and focus its efforts and resources. In addition, the company is using its marketable securities (which had a market value of $1,240,170 as of December 31, 2001) as a source of liquidity. The proceeds of any such sales will be used to increase cash reserves. In addition, the company will continue to assist its investee companies in their efforts to obtain outside financing in order to fund the growth and development of their respective businesses. The company's ability to continue to realize assets and discharge liabilities in the normal course is uncertain and dependent on these and other initiatives. These financial statements do not include any of the adjustments to the amounts or classification of assets and liabilities that might be necessary should the company be unable to continue its business in the normal course.

Revenue recognition - Revenue from the sale of manufactured products is recognized when the goods are shipped and accepted by the customer. The Company recognizes revenue on long-term contracts on the percentage of completion basis, based on costs incurred relative to the estimated total contract costs. Losses on such contracts are accrued when the estimate of total costs indicates that a loss will be realized. Contract billings in excess of costs and accrued profit margins are included as deferred revenue and included in current liabilities. Service revenue is recognized when the services are performed.

Inventory - Finished goods are stated at the lower of cost or market using the first-in, first-out method of costing. Raw materials are stated at the lower of cost or replacement value, using the first-in, first-out method.

Goodwill - Goodwill is recorded in connection with the acquisition of subsidiaries. Goodwill also exists in connection with the acquisition of equity basis holdings, representing the difference between the fair value of identifiable net assets of the underlying equity interest purchased and the amount paid for the interest. Goodwill is amortized over a period of 10 years. Amounts amortized in connection with subsidiaries are charged to amortization expense. The amortization of goodwill implied in the cost of equity investments is charged to gain or loss from equity investees. The Company assesses the recoverability of goodwill by determining whether the amortization of goodwill over its remaining life can be recovered through projected, undiscounted, future cash flows of the related companies. Goodwill is written down to the extent that the carrying value exceeds fair value.

Contingencies - The Company is involved from time to time in litigation, which arises in the normal course of business. In respect of these claims the Company believes it has valid defenses and/or appropriate insurance coverage in place. In management's judgment, no material exposure exists on the eventual settlement of such litigation, and accordingly, no provision has been made in the accompanying financial statements.

In 2001, the Company has been made aware that the Internal Revenue Service may challenge the treatment of certain capital losses claimed in the prior year. The amount claimed and received for those losses was approximately $2.53 million. Management believes that such a claim would be without merit and accordingly has made no provision in the accounts or in these financial statements with respect to this matter. Should a claim be filed, management intends to defend the claim vigorously and the resolution of such a potential claim could take several years to resolve.

Comparison of Consolidated Results 2001 and 2000

Consolidated sales of CVF for the fiscal year amounted to $12,351,334, representing a decrease of $4,020,254 (25%) compared to sales of $16,371,588 for 2000. CVF, on a stand-alone basis, has no sales from operations. Sales and gross profit reflect the operations of CVF's consolidated subsidiaries only. These subsidiaries include Eastview, Grand Island 2, Elements (results for 2001 for Elements are included in the income statement in the lines "loss from operations of discontinued segment" and "loss on closing of discontinued segment"), Ecoval, SRE, Biorem, Gemprint and Dantec. (Note that Ecoval is consolidated only from December 13, 2000 when CVF gained control).

Investee companies in which CVF has less than 50% or less ownership are not included in the consolidation. These companies include Petrozyme, TurboSonic, RDM, WZ.COM, IMT and Ecoval (only until December 13, 2000, after which CVF gained control).

Gemprint achieved an increase in sales in 2001 of $244,548 (103%) compared to 2000 due to increased Gemprint registrations by new customers. Ecoval's sales increased by $375,427 compared to 2000 due to the company only being consolidated from December 13, 2000 when CVF gained control. SRE's sales decreased in 2001 by $2,698,977 (22%) from 2000 and was due to the economic downturn. It is expected that as a result of the introduction of new products in 2002 that there will be a significant increase in sales. In 2001, SRE continued full production on a strategic relationship contract with a major original equipment manufacturer that began in the third quarter of 1998. Biorem's sales decreased by $1,459,374 (65%) compared to 2000 as Biorem's business strategy was shifted from industrial segment customers to municipality segment customers during the year. This conversion will lead to significantly enhanced gross profits for Biorem in the future. Dantec's sales decreased by $481,877 (31%) to $1,098,540 in 2001 from $1,580,417 in 2000. This decrease was due to the focus on a new system which was introduced in 2001 and pilots for this new system placed in the field during 2001. This should result in increased sales at Dantec in the future.

CVF's gross profit of $1,572,364 for 2001 represents a decrease of $478,473 (23.3%) from 2000. This gross margin decrease is in line with the sales decline. Gross profit as a percentage of sales increased from 12.5% in 2000 to 12.7% in 2001. SRE with a gross margin percentage of 2.1 % represented 67 % of the sales decrease during the year. Additionally, SRE continued to reduce its usual gross profit on the OEM relationship mentioned above in order to increase market share. SRE plans to increase its margins on future contracts as it launches its new products.

Selling, general and administrative expenses on a consolidated basis amounted to $6,945,785 for 2001. This represents an increase of $500,563 or 7.8% compared to 2000. CVF's selling, general and administrative costs from Ecoval were $1,108,202 higher compared to 2000 as that company was consolidated only from December 13, 2000 when CVF gained control. This increase was offset somewhat by reduced costs due to the overall decrease in sales and also decrease in investor relations expense of $264,589 in 2001. Management continues to undertake a concerted effort to effect an overall reduction in administrative costs.

Write down of goodwill in 2001 of $2,589,304 represents the write down taken of the goodwill value of Dantec. A review of Dantec's operations indicated that the goodwill would not be recovered at the level previously anticipated. In order to achieve profits required to return goodwill at the level suggested by CVF's investment, Dantec will require more capital. As CVF is not in a position to provide such capital and Dantec's other resources are limited, CVF determined that a write down of goodwill was required. The goodwill has been written down to the estimated future cash flows from the Dantec investment, including an estimate of the value on disposition of the position.

Research and development expenses for 2001 amounted to $816,575 compared to $721,905 for 2000 (a 13.1% increase). Most of the increase in 2001 were due to the results of Ecoval being consolidated in CVF's results beginning in December 2000.

Loss from operations increased to $8,779,300 in 2001 from $5,116,290 in 2000, an increase of $3,663,010 (or 71.6%). This increase can be attributed somewhat to lower sales but mainly to the increase in non cash expenses (i.e. goodwill amortization, depreciation and the write down of goodwill associated with Dantec). Loss from operations actually decreased from the prior year when goodwill amortization, depreciation, the write down of goodwill associated with Dantec and the consolidated loss from operations relating to Ecoval are deducted from both the 2001 and 2000 loss from operations. When those are deducted the loss from operations in 2001 was $4,128,295 compared to $4,541,255 or a $412,960 (9.1%) reduction.

Net interest expense increased to $168,153 in 2001 from $52,516 in 2000. This increase in expense is due to lower average cash balances invested during 2001.

Other income of $64,369 in 2001 decreased from $124,802 in 2000. During 2000 CVF earned a fee for assisting one of its investee companies to secure funding.

Losses of CVF from equity holdings, entities in which CVF has a 50% or less ownership, decreased to $244,153 in 2001 from $1,634,367 in 2000. This decrease is mainly attributable to the inclusion of Ecoval in consolidated operations effective from December 2000.

Gain on sale of holdings increased to a gain of $501,040 in 2001 from a gain of $412,917 in 2000. In 2001 the Company sold some shares of its holdings in RDM and TurboSonic while in 2000 it sold some of its holdings in RDM.

A tax recovery of $115,623 was recorded in 2001 compared to 439,566 for 2000. The 2000 benefit was the result of CVF being able to carry capital losses back to 1997 when the Company made significant gains on the sale of shares of one of its investments. The tax benefit is based on losses incurred by the consolidated wholly-owned U.S. entities being carried back. Losses incurred by Canadian subsidiaries are not available to recover U.S. taxes paid but will be utilized when each such entity has taxable income in Canada.

Minority interest portion of the loss increased to $2,821,622 in 2001 from $249,107 in 2000. In 2001, the minority interest shared in the impairment and write down of goodwill for Dantec.

Loss from Operations of Discontinued Segment decreased to $138,552 in 2001 from $532,398 in 2000. This decrease in 2001 is due to the fact that Elements operated fewer retail store and closed operations in September 2001.

Loss on Closing of Discontinued Segment is $102,367, which occurred in 2001 when Elements discontinued operations.

As a result of the operations described above, CVF recorded a net loss of

$5,929,961 in 2001 as compared to a net loss of $5,893,081 incurred in 2000.

Comparison of Consolidated Results 2000 and 1999

Consolidated sales of CVF for the fiscal year amounted to $16,371,588, representing an increase of $550,824 (3%) compared to sales of $15,820,764 for 1999. CVF, on a stand-alone basis, has no sales from operations. Sales and gross profit from sales reflect the operations of CVF's consolidated subsidiaries only. These subsidiaries include Eastview, Grand Island 2, Elements, Ecoval, SRE, Biorem, Gemprint and Dantec. (Note that Ecoval is consolidated only from December 13, 2000 when CVF gained control).

Investee companies in which CVF has less than 50% or less ownership are not included in the consolidation. These companies include Petrozyme, TurboSonic, RDM, NETrageous and Ecoval (only until December 13, 2000, after which CVF gained control).

Biorem enjoyed an increase in sales of $918,509 (69%) in 2000 compared to 1999 due to continued acceleration of new business in biofilter sales. Gemprint's sales increased by $51,975 (28%) over 1999. SRE's sales decreased in 2000 by $350,215 (3%)from 1999. In 2000, SRE continued full production on a strategic relationship contract with a major original equipment manufacturer that began in the third quarter of 1998.

CVF's gross profit of $2,050,837 for 2000 represents a decrease of $390,914 (16.0%) from 1999. Gross profit as a percentage of sales declined from 15.4% in 1999 to 12.5% in 2000. This decrease is due in part to Biorem realizing a lower gross profit of 25.7% in 2000 on its increased sales as noted earlier, compared to a gross margin of 32.8% in 1999. Additionally, SRE reduced its usual gross profit on the OEM relationship mentioned above in order to increase market share. SRE plans to increase its margins on future contracts as it launches its new products.

Selling, general and administrative expenses on a consolidated basis amounted to $6,445,222 for 2000. This represents an increase of $472,706 or 7.9% compared to 1999. The higher selling, general and administrative costs incurred in 2000 are due to an increase in goodwill amortization expense of $431,934 which is mainly due to the write-off period being shortened from 15 years to 10 years beginning in 2000. Also, investor relations expense in 2000 increased by $165,423. These increases are offset somewhat by legal fees which were $137,382 lower in 2000 than in 1999. Management continues to undertake a concerted effort to effect an overall reduction in administrative costs.

Research and development expenses for 2000 amounted to $721,905 compared to $638,146 for 1999 (a 13.1% increase). SRE, Gemprint and Dantec all have ongoing new product development and product enhancement projects moving forward which contributed to the increase.

Loss from operations increased to $5,116,290 in 2000 from $4,168,911 in 1999, an increase of $947,379 (or 22%). This increase can be attributed to lower gross margin percentages and higher expense levels.

Net interest expense increased to $52,516 in 2000 from $60,325 in 1999. Investment of higher cash balances in 1999 gave rise to more interest income in that year.

Other income decreased to $124,802 in 2000 from $282,395 in 1999. A general decrease was partially offset by a fee earned by CVF in 2000 for assisting one of its unconsolidated investee companies to secure funding.

Losses of CVF from equity holdings, entities in which CVF has a 50% or less ownership, increased to $1,634,367 in 2000 from $1,292,600 in 1999. This increase is attributable to the Company's increased share of the losses of Ecoval (incurred prior to December 13, 2000 when CVF gained control) and Petrozyme.

Gain on sale of holdings increased to a gain of $412,917 in 2000 from a loss of $97,720 in 1999. In 2000 the Company sold some shares of its holdings in RDM.

A tax recovery of $439,566 was booked for 2000. This is the result of CVF being able to carry capital losses back to 1997 when the Company made significant gains on the sale of shares of one of its investments. The tax benefit is based on losses incurred by the consolidated wholly-owned U.S. entities being carried back. Losses incurred by Canadian subsidiaries are not available to recover U.S. taxes paid but will be utilized when each such entity has taxable income in Canada.

Cumulative effect of a change in accounting principle for 1999 reflects a charge of $253,154 net of tax, for the write off of previously recorded start-up costs. The Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5, which is effective for fiscal years commencing after December 15, 1998. SOP 98-5, "Reporting on the Costs of Start-up Activities", prescribes that start-up costs should be expensed as incurred. The SOP states that its adoption should be reported as a cumulative effect of a change in accounting principle.

Minority interest portion of the loss deceased to $249,107 in 2000 from $395,780 in 1999. In 2000, minority interest shared in the increased net losses of SRE and Dantec.

Extraordinary gain in 2000 of $216,095 represents settlement of Gemprint's loan from ISM Information Systems Management Corporation.

As a result of the operations described above, CVF recorded a net loss of $5,893,081 in 2000 as compared to a net loss of $5,086,153 incurred in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Stockholder's equity as of December 31, 2001 amounted to $1,260,017 compared to $8,732,852 as of December 31, 2000. The net decrease of $7,472,835 is primarily attributable to the net loss of $5,929,961 incurred in 2001. These decreases are also due to a decrease in unrealized gains on investment holdings in 2001 of $1,455,481.

The current ratio of CVF as at December 31, 2001 is .61 to 1., which has declined from 1.3 to 1 as at December 31, 2000. This decline in the current ratio is attributable to the use in 2001 of cash and cash equivalents to fund ongoing operations. If the holdings in public companies available for sale were classified as a current asset, then the current ratio would improve to .91 to 1.

CVF has accepted an offer for its investment in Dantec, one of its investee companies for gross proceeds of approximately $900,000 Cdn. In addition, CVF is using its publicly traded marketable securities (which are not included in its current assets but which had a market value of $1,240,170 as of December 31,
2001) as a source of liquidity.

CVF management anticipates that over the next twelve month period CVF should have sufficient cash from various sources to sustain itself. Between cash on hand and marketable securities available for sale at March 31, 2002, plus the anticipated sale and closing of Dantec (which is anticipated to take place in April 2002) and the potential sales of a portion of its holdings in certain investee companies, the Company expects to have enough cash to fund itself and its investee companies. Additionally, the parent company has no outside debt and a line of credit will be sought.

The Company's anticipated cash resources are set out below:

(Unaudited)
Cash on hand as at March 31, 2002                    $   144,000
Marketable securities as at March 31, 2002               463,000
Anticipated cash from Dantec sale in April 2002          564,000
                                                     -----------
                                                     $ 1,171,000
Anticipated cash outflow from operations
         Q2                                          $  (623,000)
         Q3                                             (403,000)
         Q4                                             (374,000)
         Q1 2003                                        (345,000)
                                                     -----------
                                                     $(1,745,000)
                                                     -----------

Anticipated net cash outflow for next 12 months      $  (574,000)

The Company intends to mitigate the net cash outflow by selling one or more of its holdings or a portion of its holdings in certain investee companies.

Over the past 6 months CVF has undertaken many initiatives to lower the parent company's expenses. These initiatives have included lowering the head count of its office staff as well as the elimination of one executive position. Also, the office in Charlotte was closed and the headquarters office relocated resulting in lower costs. The office closing/relocation and manpower reduction itself should save CVF approximately $200,000 per year going forward. The use of consultants has virtually been eliminated except those consultants who have been satisfied to receive their fee in CVF common shares. Travel and entertainment has been significantly reduced over the last few months and will continue at the reduced level going forward. CVF management has adopted a very aggressive cost and expenditure controls and monitoring policy.

The Company will no longer be required to fund Dantec as the investment in Dantec is being sold in April 2002. Also, Gemprint had a record sales month in March 2002 and expects positive cash flow for the first time in the first quarter 2002. The changes in Ecoval have also resulted in significantly lower costs and Biorem is expected to report higher sales activity in the first quarter of 2002 then all of 2001. This entity also expects to provide cash to the Company later in 2002. The Elements operation was shut down totally in September 2001 requiring zero cash after that date from CVF.

FINANCIAL CONSIDERATIONS

Early Stage Development Companies. Each of the Corporations is an early stage development company with a limited relevant operating history upon which an evaluation of its prospects can be made. As such, there can be no assurance of the future success of any of the Corporations.

Quarterly Fluctuations. CVF's financial results have historically been, and will continue to be, subject to quarterly and annual fluctuations due to a variety of factors, primarily resulting from the nature of the technology companies in which it invests. Any shortfall in revenues in a given quarter may impact CVF's results of operations due to an inability to adjust expenses during the quarter to match the level of revenues for the quarter. There can be no assurance that CVF will report income in any period and CVF expects that it will report losses in many quarters and annually in the future. While the Corporations have consistently reported losses, CVF has recorded income in certain fiscal periods and experienced fluctuations from period to period due to the sale of some of its holdings, other one-time transactions and similar events.

Rapid Technological Change. The markets for the Corporations' products are generally characterized by rapidly changing technology, evolving industry standards, changes in customer needs and frequent new product introductions. The future success of the Corporations will depend on their ability to enhance current products, develop new products on a timely and cost-effective basis that meet changing customer needs and to respond to emerging industry standards and other technological changes. There can be no assurance that the Corporations will be successful in developing new products or enhancing their existing products on a timely basis, or that such new products or product enhancements will achieve market acceptance.

ITEM 7 FINANCIAL STATEMENTS

Consolidated Financial Statements
CVF TECHNOLOGIES CORPORATION
[Expressed in United States Currency]
December 31, 2001

CVF TECHNOLOGIES CORPORATION

                          INDEX TO FINANCIAL STATEMENTS

                                                                     PAGE NUMBER
REPORT OF INDEPENDENT AUDITORS'                                              F-1

CONSOLIDATED BALANCE SHEETS                                                  F-2

CONSOLIDATED STATEMENTS OF OPERATIONS                                        F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                              F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS                                        F-9

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME                      F-10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  F-11

                         REPORT OF INDEPENDENT AUDITORS'

To the Stockholders and
Board of Directors of
CVF TECHNOLOGIES CORPORATION

We have audited the accompanying consolidated balance sheets of CVF TECHNOLOGIES CORPORATION as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity, cash flows, and comprehensive
(loss) income for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CVF TECHNOLOGIES CORPORATION as of December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the CVF TECHNOLOGIES CORPORATION will continue as a going concern. As more fully described in Note 2, the Company's current liabilities exceed its current assets and almost exhausted stockholders' equity and the consolidated Company has incurred losses over the year and the past three years, which have significantly reduced the Company's cash reserves. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Kitchener, Canada,                                             Ernst & Young LLP
February 18, 2002, except note 21                          Chartered Accountants
which is as at April 12, 2002.

CVF TECHNOLOGIES CORPORATION

                           CONSOLIDATED BALANCE SHEETS

As at December 31                                   [Expressed in U.S. Currency]

                                                                           2001            2000
                                                                             $               $
--------------------------------------------------------------------------------------------------
                                                                         [Note 2]
ASSETS
CURRENT
Cash and cash equivalents                                                  422,538         495,642
Short-term investments [note 3[d]]                                              --         261,866
Restricted cash [note 7[a]]                                                126,748         185,501
Trade receivables [note 3[e]]                                            1,141,758       2,370,247
Inventory [note 4]                                                         972,804       1,488,466
Prepaid expenses and other                                                  82,640          87,852
Income taxes receivable                                                         --       2,532,003
                                                                         ---------      ----------
TOTAL CURRENT ASSETS                                                     2,746,488       7,421,577
                                                                         ---------      ----------
Property and equipment, net of accumulated depreciation [note 3[h]]        247,625         347,533
Holdings, carried at cost or equity [note 5]                               276,634         491,904
Holdings available for sale, at market [note 5]                          1,338,753       4,524,422
Technology, net of accumulated amortization [note 6[a]]                  1,348,645       1,900,497
Goodwill, net of accumulated amortization [note 6[b]]                    1,886,710       6,134,929
                                                                         ---------      ----------
TOTAL ASSETS                                                             7,844,855      20,820,862
                                                                         =========      ==========

                                                                                         2001             2000
                                                                                           $                $
------------------------------------------------------------------------------------------------------------------
                                                                                       [Note 2]
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank indebtedness [note 7]                                                               287,417           188,150
Current portion of long-term debt [note 8]                                               100,512           281,259
Loans past due or in default [note 8]                                                    305,834           309,324
Trade payables and accrued liabilities [notes 12[b] and 14[b]]                         3,381,094         4,371,543
Debt equivalent [note 9]                                                                 439,740           487,056
                                                                                     -----------       -----------
TOTAL CURRENT LIABILITIES                                                              4,514,597         5,637,332
                                                                                     -----------       -----------
Long-term debt [note 8]                                                                       --            66,720
Deferred income taxes [note 11]                                                          776,583         1,917,060
Minority interest                                                                        578,024         3,662,770
Pension obligation [note 10]                                                             455,285           491,794
Preferred and other non-voting stock of subsidiaries [note 14[e]]                        196,894           245,813
                                                                                     -----------       -----------
                                                                                       2,006,786         6,384,157
                                                                                     -----------       -----------
Redeemable Series A preferred stock, $0.001 par value, redeemable at $18.25 per shares, authorized 500,000 shares,
  issued and outstanding 3,477 shares [2000; 3,645] [note 12[b]]                          63,455            66,521
                                                                                     -----------       -----------
                                                                                       6,584,838        12,088,010
                                                                                     -----------       -----------
Commitments and contingencies [notes 19 and 20]
                                                                                     -----------       -----------
STOCKHOLDERS' EQUITY [note 12]
Common stock, $0.001 par value, authorized 50,000,000 shares,
  Outstanding 9,925,502 [2000; 8,935,296]
  and in treasury 476,700 [2000; 440,700]                                                 10,399             9,376
Series B convertible preferred stock
  $0.001 par value, liquidation preference of 30% of Stated Value,
  authorized, issued and outstanding 345,000 [2000; 350,000]                                 345               350
Warrants                                                                                 629,447           629,447
Additional paid-in capital                                                            27,191,238        26,638,313
Treasury stock                                                                        (2,746,129)       (2,711,889)
Accumulated other comprehensive (loss) income                                           (676,633)        1,173,596
Accumulated deficit                                                                  (23,148,650)      (17,006,341)
                                                                                     -----------       -----------
TOTAL STOCKHOLDERS' EQUITY                                                             1,260,017         8,732,852
                                                                                     -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             7,844,855        20,820,862
                                                                                     ===========       ===========

See accompanying notes

CVF TECHNOLOGIES CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended December 31                              [Expressed in U.S. Currency]

                                                      2001               2000             1999
                                                        $                  $                $
-------------------------------------------------------------------------------------------------
                                                     [note 2]        [note 14[c]]      [note 14[c]]
SALES                                              12,351,334        16,371,588        15,820,764
Cost of sales                                      10,778,970        14,320,751        13,379,013
                                                   ----------        ----------        ----------
GROSS MARGIN                                        1,572,364         2,050,837         2,441,751
                                                   ----------        ----------        ----------

EXPENSES
Selling, general and administrative                 6,945,785         6,445,222         5,972,516
Write down of goodwill [note 6[b]]                  2,589,304                --                --
Research and development                              816,575           721,905           638,146
                                                   ----------        ----------        ----------
TOTAL EXPENSES                                     10,351,664         7,167,127         6,610,662
                                                   ==========        ==========        ==========
(Loss) from continuing operations
    before under noted items                       (8,779,300)       (5,116,290)       (4,168,911)
                                                   ----------        ----------        ----------
OTHER INCOME AND (EXPENSES)
Interest (expense), net                              (168,243)          (52,513)          (60,325)
Other income, net                                      64,369           124,802           282,395
(Loss) from equity investees                         (244,153)       (1,634,367)       (1,292,600)
Gain (loss) on sale of holdings                       501,040           412,917           (97,720)
                                                   ----------        ----------        ----------
TOTAL OTHER INCOME AND (EXPENSES)                     153,013        (1,149,161)       (1,168,250)
                                                   ==========        ==========        ==========
(Loss) from continuing operations before
     (recovery of) income taxes                    (8,626,287)       (6,265,451)       (5,337,161)
(Recovery of) income taxes [note 11]                 (115,623)         (439,566)         (920,467)
                                                   ----------        ----------        ----------
(Loss) from continuing operations before
   the following:                                  (8,510,664)       (5,825,885)       (4,416,694)
Minority interest in loss                           2,821,622           249,107           395,780
                                                   ----------        ----------        ----------
Net (loss) from continuing operations              (5,689,042)       (5,576,778)       (4,020,914)
(Loss) from operations of
   discontinued segment [note 14[c]]                 (138,552)         (532,398)         (812,085)
(Loss) on closing of discontinued segment
   [note 14[c]]                                      (102,367)               --                --
                                                   ----------        ----------        ----------
Net (loss) before extraordinary items and
   cumulative change in accounting principle       (5,929,961)       (6,109,176)       (4,832,999)
Extraordinary gain [note 16]                               --           216,095                --
                                                   ----------        ----------        ----------
Net (loss) before cumulative change
   in accounting principle                         (5,929,961)       (5,893,081)       (4,832,999)
Cumulative change in accounting principle
   [note 3[r]]                                             --                --          (253,154)
                                                   ----------        ----------        ----------
NET (LOSS)                                         (5,929,961)       (5,893,081)       (5,086,153)
                                                   ==========        ==========        ==========

CVF TECHNOLOGIES CORPORATION

                  CONSOLIDATED STATEMENTS OF OPERATIONS CONT'D

Year ended December 31                              [Expressed in U.S. Currency]

                                                       2001               2000              1999
                                                         $                  $                 $
----------------------------------------------------------------------------------------------------
                                                     [Note 2]         [Note 14[c]]       [Note 14[c]]
NET (LOSS) AVAILABLE TO COMMON
    STOCKHOLDERS [note 13]                          (6,142,309)        (6,747,753)        (5,157,267)
                                                    ----------         ----------         ----------

BASIC (LOSS) PER SHARE [note 13]
(Loss) from continuing operations                        (0.64)             (0.85)             (0.61)
(Loss) from discontinued operations                      (0.02)             (0.07)             (0.12)
                                                    ----------         ----------         ----------
(Loss) before extraordinary item and
   cumulative change in accounting principle             (0.66)             (0.92)             (0.73)
Extraordinary gain                                          --               0.03                 --
                                                    ----------         ----------         ----------
(Loss) before cumulative change in
    accounting principles                                (0.66)             (0.89)             (0.73)
Cumulative change in accounting principle                   --                 --              (0.04)
                                                    ----------         ----------         ----------
NET (LOSS) PER SHARE [note 13]                           (0.66)             (0.89)             (0.77)
                                                    ==========         ==========         ==========

DILUTED (LOSS) PER SHARE [note 13]                       (0.66)             (0.89)             (0.77)
                                                    ==========         ==========         ==========

BASIC WEIGHTED AVERAGE SHARES [note 13]              9,263,042          7,543,336          6,722,997
                                                    ==========         ==========         ==========

DILUTED WEIGHTED AVERAGE SHARES [note 13]            9,263,042          7,543,336          6,722,997
                                                    ==========         ==========         ==========

See accompanying notes

CVF TECHNOLOGIES CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Year ended December 31                              [Expressed in U.S. Currency]

                                                                                      SERIES B
                                                                                     CONVERTIBLE                        ADDITIONAL
                                                              COMMON STOCK            PREFERRED                          PAID-IN
                                                        SHARES           AMOUNT         STOCK        WARRANTS            CAPITAL
                                                           $                $             $              $                  $
----------------------------------------------------------------------------------------------------------------------------------
BALANCE - JANUARY 1, 1999                              7,155,328          7,155           --               --           18,951,228
Purchase of treasury stock                                    --             --           --               --                   --
Net (loss)                                                    --             --           --               --                   --
Dividends on Series A preferred stock                         --             --           --               --                   --
Dividends on Series B convertible
  preferred stock                                             --             --           --               --                   --
Issuance of Series B convertible
  preferred stock                                             --             --          350          504,351            2,995,299
Fees on issuance of Series B preferred stock                  --             --           --               --             (410,000)
Shares on acquisition of interest in Gemprint            137,500            138           --               --              541,268
Unrealized gain on securities
  available for sale, net of reclassification
  adjustment                                                  --             --           --               --                   --
Translation adjustment                                        --             --           --               --                   --
                                                       ---------          -----          ---          -------           ----------
BALANCE - DECEMBER 31, 1999                            7,292,828          7,293          350          504,351           22,077,795
                                                       =========          =====          ===          =======           ==========

                                                                                                 ACCUMULATED
                                                                                                    OTHER
                                                        ACCUMULATED           TREASURY          COMPREHENSIVE            TOTAL
                                                          DEFICIT               STOCK              INCOME               EQUITY
                                                             $                    $                   $                    $
--------------------------------------------------------------------------------------------------------------------------------
BALANCE - JANUARY 1, 1999                               (5,101,321)          (2,662,194)          (655,736)           10,539,132
Purchase of treasury stock                                      --              (37,585)                --               (37,585)
Net (loss)                                              (5,086,153)                  --                 --            (5,086,153)
Dividends on Series A preferred stock                      (22,814)                  --                 --               (22,814)
Dividends on Series B convertible
  preferred stock                                          (48,300)                  --                 --               (48,300)
Issuance of Series B convertible
  preferred stock                                               --                   --                 --             3,500,000
Fees on issuance of Series B preferred stock                    --                   --                 --              (410,000)
Shares on acquisition of interest in Gemprint                   --                   --                 --               541,406
Unrealized gain on securities
  available for sale, net of reclassification
  adjustment                                                    --                   --            371,152               371,152
Translation adjustment                                          --                   --            307,547               307,547
                                                       -----------           ----------           --------            ----------
BALANCE - DECEMBER 31, 1999                            (10,258,588)          (2,699,779)            22,963             9,654,385
                                                       ===========           ==========           ========            ==========

CVF TECHNOLOGIES CORPORATION

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY CONT'D

Year ended December 31                              [Expressed in U.S. Currency]

                                                                                    SERIES B
                                                                                   CONVERTIBLE                           ADDITIONAL
                                                           COMMON STOCK             PREFERRED                             PAID-IN
                                                      SHARES         AMOUNT           STOCK          WARRANTS             CAPITAL
                                                         $              $               $                $                   $
------------------------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1999                          7,292,828        7,293              350          504,351           22,077,795
Purchase of treasury stock                                  --           --               --               --                   --
Net (loss)                                                  --           --               --               --                   --
Dividends on Series A preferred stock                       --           --               --               --                   --
Dividends on Series B convertible
  preferred stock                                           --           --               --               --                   --
Redemption of Series A preferred stock                 242,390          242                                                484,537
Issuance of warrants related to Series B
  preferred stock                                           --           --               --          125,096             (125,096)
Amortization of beneficial conversion feature
  on Series B preferred stock                               --           --               --               --              629,447
Unrealized gain on securities
  available for sale, net of reclassification
  adjustment                                                --           --               --               --                   --
Private placement sale of shares for cash              636,365          636               --               --            1,749,364
Shares on acquisition of interest in Ecoval            866,820          867               --               --            1,028,482
Shares issued in lieu of cash for services             115,000          115               --               --              338,947
Shares issued for dividend on Series B preferred       137,593          138               --               --              258,162
Shares issued as partial settlement for
  bank loan of Dantec                                   70,000           70               --               --              139,930
Shares issued for warrants                              15,000           15               --               --               56,745
Translation adjustment                                      --           --               --               --                   --
                                                     ---------        -----          -------          -------           ----------
BALANCE - DECEMBER 31, 2000                          9,375,996        9,376              350          629,447           26,638,313
                                                     =========        =====          =======          =======           ==========

                                                                                                   ACCUMULATED
                                                                                                      OTHER
                                                         ACCUMULATED            TREASURY          COMPREHENSIVE             TOTAL
                                                           DEFICIT               STOCK            INCOME (LOSS)            EQUITY
                                                              $                    $                     $                    $
------------------------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1999                             (10,258,588)          (2,699,779)              22,963            9,654,385
Purchase of treasury stock                                       --              (12,110)                  --              (12,110)
Net (loss)                                               (5,893,081)                  --                   --           (5,893,081)
Dividends on Series A preferred stock                       (15,225)                  --                   --              (15,225)
Dividends on Series B convertible
  preferred stock                                          (210,000)                  --                   --             (210,000)
Redemption of Series A preferred stock                                                                                     484,779
Issuance of warrants related to Series B
  preferred stock                                                --                   --                   --                   --
Amortization of beneficial conversion feature
  on Series B preferred stock                              (629,447)                  --                   --                   --
Unrealized gain on securities
  available for sale, net of reclassification
  adjustment                                                     --                   --            1,435,184            1,435,184
Private placement sale of shares for cash                        --                   --                   --            1,750,000
Shares on acquisition of interest in Ecoval                      --                   --                   --            1,029,349
Shares issued in lieu of cash for services                       --                   --                   --              339,062
Shares issued for dividend on Series B preferred                 --                   --                   --              258,300
Shares issued as partial settlement for
  bank loan of Dantec                                            --                   --                   --              140,000
Shares issued for warrants                                       --                   --                   --               56,760
Translation adjustment                                           --                   --             (284,551)            (284,551)
                                                        -----------           ----------            ---------           ----------
BALANCE - DECEMBER 31, 2000                             (17,006,341)          (2,711,889)           1,173,596            8,732,852
                                                        ===========           ==========            =========           ==========

CVF TECHNOLOGIES CORPORATION

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY CONT'D

Year ended December 31                              [Expressed in U.S. Currency]

                                                                                      SERIES B
                                                                                     CONVERTIBLE                     ADDITIONAL
                                                               COMMON STOCK           PREFERRED                       PAID-IN
                                                          SHARES          AMOUNT        STOCK       WARRANTS          CAPITAL
                                                             $               $            $             $                $
------------------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2000                              9,375,996         9,376         350         629,447        26,638,313
Purchase of treasury stock                                      --            --          --              --                --
Net (loss)                                                      --            --          --              --                --
Conversion of Series A preferred stock                       1,906             2          --              --             3,812
Conversion of Series B preferred stock                      43,504            44          (5)             --            50,248
Unrealized (loss) on securities
  available for sale, net of reclassification
  adjustment                                                   - -            --          --              --                --
Shares issued in lieu of cash for services                 241,266           240          --              --           205,856
Shares issued for dividend on Series B preferred           636,530           637          --              --           206,363
Shares issued as partial settlement for
  bank loan of Dantec                                      100,000           100          --              --            86,646
Translation adjustment                                          --            --          --              --                --
                                                        ----------        ------         ---         -------        ----------
BALANCE - DECEMBER 31, 2001                             10,399,202        10,399         345         629,447        27,191,238
                                                        ==========        ======         ===         =======        ==========

                                                                                              ACCUMULATED
                                                                                                 OTHER
                                                        ACCUMULATED          TREASURY        COMPREHENSIVE           TOTAL
                                                          DEFICIT             STOCK              INCOME              EQUITY
                                                             $                  $                   $                   $
------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    [Note 2]
BALANCE - DECEMBER 31, 2000                             (17,006,341)        (2,711,889)         1,173,596          8,732,852
Purchase of treasury stock                                       --            (34,240)                --            (34,240)
Net (loss)                                               (5,929,961)                --                 --         (5,929,961)
Dividends on series A Preferred stock                        (2,348)                --                 --             (2,348)
Dividends on series B Preferred stock                      (210,000)                --                 --           (210,000)
Conversion of Series A preferred stock                           --                 --                 --              3,814
Conversion of Series B preferred stock                           --                 --                 --             50,287
Unrealized (loss) on securities
  available for sale, net of reclassification
  adjustment                                                     --                 --         (1,455,481)        (1,455,481)
Shares issued in lieu of cash for services                       --                 --                 --            206,096
Shares issued for dividend on Series B preferred                 --                 --                 --            207,000
Shares issued as partial settlement for
  bank loan of Dantec                                            --                 --                 --             86,746
Translation adjustment                                           --                 --           (394,748)          (394,748)
                                                        -----------         ----------         ----------         ----------
BALANCE - DECEMBER 31, 2001                             (23,148,650)        (2,746,129)          (676,633)         1,260,017
                                                        ===========         ==========         ==========         ==========

See accompanying notes

CVF TECHNOLOGIES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31                              [Expressed in U.S. Currency]

                                                              2001             2000             1999
                                                                $                $                $
-------------------------------------------------------------------------------------------------------
                                                            [Note 2]
OPERATING ACTIVITIES
Net (loss)                                                 (5,929,961)      (5,893,081)      (5,086,153)
Adjustments to reconcile net (loss)
  from operating activities [note 17]                       1,030,671        2,376,660        2,191,717
Changes in operating assets and liabilities [note 17]       3,498,632          854,652          400,445
                                                           ----------       ----------       ----------
CASH (APPLIED TO) OPERATING ACTIVITIES                     (1,400,658)      (2,661,769)      (2,493,991)
                                                           ----------       ----------       ----------
INVESTING ACTIVITIES
Purchase of property and equipment                            (16,829)        (187,680)         (46,217)
Decrease (increase) in short-term investments                 261,866         (264,417)              --
Investments in and advances to equity investees               (88,516)      (2,320,209)      (1,585,175)
Purchase of holdings available for sale                       (18,010)        (240,107)        (557,296)
Proceeds from sale of holdings                              1,032,198          695,911          229,616
                                                           ----------       ----------       ----------
CASH PROVIDED BY (APPLIED TO) INVESTING ACTIVITIES          1,170,709       (2,316,502)      (1,959,072)
                                                           ----------       ----------       ----------
FINANCING ACTIVITIES
Increase (decrease) in bank indebtedness                      113,407          (36,048)         232,873
Borrowings of debt                                             38,766          181,899               --
(Payments) of debt                                                 --          (53,234)        (221,477)
Issuance of common stock                                           --        1,806,760               --
Issuance of preferred stock, net of expenses                       --               --        3,090,000
Reductions (deposits) of restricted cash                       49,275           (6,429)          (5,682)
Purchase of treasury stock                                    (34,240)         (12,110)         (37,585)
Minority investments in subsidiaries                               --               --          731,085
Redemption of preferred and other non-voting
  stock of subsidiaries                                       (19,383)         (60,633)         (20,214)
                                                           ----------       ----------       ----------
CASH PROVIDED BY FINANCING ACTIVITIES                         147,825        1,820,205        3,769,000
                                                           ----------       ----------       ----------
Effect of exchange rate changes on
  cash and cash equivalents                                     9,020           96,002          (55,408)
                                                           ----------       ----------       ----------

CASH AND CASH EQUIVALENTS (APPLIED)
  DURING YEAR                                                 (73,104)      (3,062,064)        (739,471)
Cash and cash equivalents, beginning of year                  495,642        3,557,706        4,297,177
                                                           ----------       ----------       ----------
CASH AND CASH EQUIVALENTS, END OF YEAR                        422,538          495,642        3,557,706
                                                           ==========       ==========       ==========

Cash paid during the year for interest                         34,093          165,404          102,361
                                                           ----------       ----------       ----------
Cash paid during the year for income taxes                      6,271           37,283          242,326
                                                           ----------       ----------       ----------

See accompanying notes

CVF TECHNOLOGIES CORPORATION

                           CONSOLIDATED STATEMENTS OF
                           COMPREHENSIVE (LOSS) INCOME

Year ended                                          [Expressed in U.S. Currency]

                                                                2001             2000             1999
                                                                  $                $                $
---------------------------------------------------------------------------------------------------------
                                                              [Note 2]
NET (LOSS)                                                   (5,929,961)      (5,893,081)      (5,086,153)
                                                             ----------       ----------       ----------

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX [note 12]

Foreign currency translation adjustments
  [net of tax effect]                                          (394,748)        (284,551)         307,547
                                                             ----------       ----------       ----------

Unrealized holding gains (losses):

Unrealized holding gains (losses) arising during
    year [net of taxes of $171,798, $1,197,988
    and $234,139 for the years ended
    December 31, 2001, 2000 and 1999]                          (599,770)       1,796,982          361,043

  Reclassification adjustments for previously
    recognized unrealized holding (losses) gains
    [net of taxes of $342,284, 241,199 and $6,556
    for the years ended December 31, 2001, 2000
    and 1999]                                                  (855,711)       (361,798)          10,109
                                                             ----------       ----------       ----------
                                                             (1,455,481)       1,435,184          371,152
                                                             ----------       ----------       ----------
Total other comprehensive (loss) income                      (1,850,229)       1,150,633          678,699
                                                             ----------       ----------       ----------
COMPREHENSIVE (LOSS) DURING YEAR                             (7,780,190)      (4,742,448)      (4,407,454)
                                                             ==========       ==========       ==========

See accompanying notes

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001                                   [Expressed in U.S. Currency]

1. ORGANIZATION AND BUSINESS DESCRIPTION

CVF Technologies Corporation [the "Company" or "CVF"] is a company incorporated under the laws of the State of Nevada.

The Company is engaged primarily in the business of developing and managing early stage and start-up companies engaged in the information and environmental technologies areas. The Company's mandate is to acquire significant holdings in new and emerging companies primarily in the technology area with a focus on e-commerce, to assist in the management of such companies and through them to engage in the businesses engaged in by such companies. The Company's mandate is also to gain income from the operations of its investees and the ultimate proceeds of disposal of such investments. The Company holds majority ownership positions directly or indirectly in the following companies:

Canadian Venture Founders Leasing Corp. ["Leasing"], a wholly-owned subsidiary, formed to provide funding to various investees of the Company. Effective November 30, 2000, Leasing resolved to dissolve and distributed its assets and liabilities to its parent, CVF Technologies Corporation.

CVF Capital Management Corporation ["Management"], a wholly-owned subsidiary, provides funding to various investees of the Company.

Biorem Technologies, Inc. ["Biorem"] is an industrial biotech company located in Guelph, Canada, engaged in the business of applying bioconversion and biotransformation technology to a variety of industrial applications such as the treatment or clean-up of organic toxic chemicals in soil or groundwater, the treatment of industrial waste streams for liquids or air [bio-filters] and for use in the food processing, agriculture and pharmaceutical manufacturing industries. At December 31, 2001, the Company had a 69% [69% in 2000] ownership interest in Biorem.

Ecoval Corporation ["Ecoval"], located in Williamsville, New York, was formed in December 2000 on the insolvency of Ecoval Inc. At December 31, 2001 and 2000 the Company has a 88% ownership interest in Ecoval. Ecoval licenses the manufacture and distribution of proprietary natural fertilizers and environmentally-safe organic herbicides.

Gemprint Corporation ["Gemprint"] is a Toronto, Canada, company in the business of providing products and services to the consumer and wholesale jewelry markets to enable diamonds and other precious gems to be uniquely identified, non-invasively, using a low power laser imaging system unique to Gemprint. The results are stored in a database for later verification and recovery of lost or stolen gems. At December 31, 2001, the Company had a 65% [56% in 2000] ownership interest in Gemprint.

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

1. ORGANIZATION AND BUSINESS DESCRIPTION CONT'D

SRE Controls Inc. ["SRE"] is a Waterloo, Canada, company in the business of developing, manufacturing and marketing a line of electronic motor speed control products for industrial electric vehicles. At December 31, 2001, the Company had a 75% [75% in 2000] ownership interest in SRE.

Eastview Marketing, One, LLC ["Eastview"] an inactive wholly-owned subsidiary.

Grand Island Marketing, Two, LLC ["Grand Island2"] an inactive wholly-owned subsidiary.

Grand Island Marketing, Inc. ["Grand Inc."] a wholly-owned subsidiary holds a 61% [61% in 2000] economic interest in a partnership, known as "Elements". In September 2001, Elements decided to discontinue its operations [note 14c]. The related retail store and internet site were closed but will not be sold and the discontinuance is complete.

Dantec Corporation ["Dantec"] located in Waterloo, Canada, manufactures and sells advanced process control systems for a variety of industrial applications. At December 31, 2001, the Company had a 54% [54% in 2000] ownership interest in Dantec. (Note 21(c))

2. GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which presumes that assets will be realized and liabilities discharged in the normal course of business over the foreseeable future. The consolidated company's current liabilities exceed its current assets. The consolidated company has incurred losses over the year and for the past three years, which have reduced the Company's cash reserves, and almost exhausted stockholders' equity.

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

2. GOING CONCERN CONT'D

These conditions raise substantial doubt about the consolidated company's ability to continue in the normal course of business as a going concern. The Company's primary need for cash is to maintain its ability to support the operations and ultimately the carrying values of its individual investee companies. The Company is actively pursuing the sale of its interests in five of its investee companies and has retained investment bankers in order to realize value and focus its efforts and resources.

In addition, the Company is using certain of its holdings available for sale (which had a market value of $1,240,170 as of December 31, 2001 [note 21[a]] as a source of liquidity. The proceeds of any such sales will be used to increase cash reserves. The Company will continue to assist its investee companies in their efforts to obtain outside financing in order to fund the growth and development of their respective businesses.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States and are within the framework of the significant accounting policies summarized below:

[a]   PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

      The fiscal year-ends of the subsidiaries vary, in some cases, from those of the Company. The consolidated financial statements combine periods which are within three months of the Company's fiscal year-end, for all the companies.

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT'D

      Holdings in which the Company has a 20-50% ownership position and significant influence are accounted for under the equity method of accounting, such that the Company records losses to the extent of the Company's total holdings in the investee, comprising its equity interest, advances and loans.

      The Company accounts for holdings of less than 20% ownership position for which market value is readily determinable according to SFAS 115, as follows:

      - Holdings in debt securities are classified as "held to maturity", if the Company has the intent and ability to hold the security to maturity. Holdings held to maturity are carried at amortized cost.

      - Other holdings are classified as "available for sale", and are revalued at each year-end with the unrealized gain or loss, net of tax effect, recorded in accumulated other comprehensive income, an element of stockholders' equity. The available for sale classification includes debt and equity securities which are carried at fair value.

      The Company accounts for holdings of less than 20% ownership for which market value is not readily available at cost.

      Gains or losses on sales of securities are recognized by the specific identification method.

[b]   FOREIGN CURRENCY TRANSLATION

      The Company uses the U.S. dollar as the reporting currency of its consolidated financial statements. However, the functional currency of the Company and its Canadian subsidiaries is the Canadian dollar. Accordingly, all balance sheet amounts of the Company and its Canadian subsidiaries are translated to U.S. dollars using the exchange rates in effect at the applicable year-end. Income statement amounts of the Company and its Canadian subsidiaries are translated to U.S. dollars at the average exchange rate for the applicable year. The gains and losses resulting from the translation of the Company's financial statements into U.S. currency are recorded in accumulated other comprehensive income.

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT'D

      Transactions and balances denominated in currencies other than the functional currency of the Company or its subsidiaries are re-measured in the Company's functional currency. Translation adjustments arising on such re-measurement are included in the determination of net (loss) income.

[c]   CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid temporary cash investments, with a maturity of three months or less when purchased, to be cash equivalents.

[d]   SHORT-TERM INVESTMENTS

      Short-term investments have a maturity of three months or more when purchased.

[e]   TRADE RECEIVABLES

      Trade receivables are presented net of allowance for doubtful accounts. The allowance was $166,205 at December 31, 2001 [$92,249 at December 31, 2000]. Bad debt expense was $80,957 during the year ended December 31, 2001 [$274,875 in 2000; $197,560 in 1999].

[f]   INVENTORY

      Finished goods are stated at the lower of cost or market using the first-in, first-out method of costing. Raw materials are stated at the lower of cost or replacement value, using the first-in, first-out method.

[g]   ADVERTISING

      Advertising costs are expensed as incurred. Total advertising expenses were $nil [$31,004 in 2000; $76,881 in 1999].

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT'D

[h]   PROPERTY AND EQUIPMENT

      Property and equipment are recorded at cost. Depreciation is calculated using the straight-line and declining balance methods over the estimated useful lives of the assets as follows:

      Property                                                        5-10 years
      Equipment                                                       5-10 years

      Accumulated depreciation at December 31, 2001 was $785,880 [$766,770 at December 31, 2000]. Depreciation expense was $51,506 [$282,308 in 2000; $147,716 in 1999].

[i]   FINANCIAL INSTRUMENTS

      The fair values of cash and cash equivalents, short-term investments, restricted cash, trade receivables, income taxes receivable, bank indebtedness, trade payables and accrued liabilities, dividends payable, and income taxes payable approximate their carrying values due to the short-term maturity of these instruments. The fair values of the Company's long-term debt and pension obligations approximate the carrying values, as the debt bears interest at rates approximating current market rates. Holdings available for sale at market are valued at the published stock market values. Those values are subject to market value risks, as stock prices may fluctuate from day to day. Those holdings carried at cost or equity and the non-voting stock of subsidiaries are related to private companies, whose fair market value is not readily determinable.

      Financial instruments which are denominated in currencies other than U.S. dollars are subject to exchange rate risk. At December 31, the Company had the following Canadian dollar denominated financial instruments [converted to the U.S. dollar equivalents]:

                                                      2001              2000
                                                        $                 $
      --------------------------------------------------------------------------
      Cash and cash equivalents                      247,005            187,577
      Short-term investments                              --            261,866
      Trade receivables                              373,380            599,389
      Bank indebtedness                              287,417            188,150
      Trade payables                                 812,746          1,250,110
      Long-term debt                                 406,346            632,303
      Debt equivalent                                439,740            487,056

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT'D

[j]   GOODWILL

      Goodwill is recorded in connection with the acquisition of subsidiaries. Goodwill also exists in connection with the acquisition of equity basis holdings, representing the difference between the fair value of identifiable net assets of the underlying equity interest purchased and the amount paid for the interest. Goodwill is amortized over a period of 10 years. Amounts amortized in connection with subsidiaries are charged to amortization expense. The amortization of goodwill implied in the cost of equity investments is charged to gain or loss from equity investees.

      Effective January 1, 2000, the Company changed the period over which goodwill is amortized from 15 years to 10 years. The change in the amortization period for goodwill is due to a change in estimate. The effect of this change on net loss for the year ended December 31, 2000, was an increase in the loss by $456,035 [$0.06 per share].

      The Company assesses the recoverability of goodwill by determining whether the amortization of goodwill over its remaining life can be recovered through projected, undiscounted, future cash flows of the related companies, including the ultimate proceeds of disposal of the interests in subsidiary companies. Goodwill is written down to fair value, to the extent that the carrying value has been impaired.

[k]   MINORITY INTEREST

      Minority common equity interests are charged (credited) with their proportionate share of subsidiary losses (net income) to the extent positive equity-adjusted holdings are available. Where excess losses are recorded by the Company, they will be charged against minority interests in the event future income becomes available or minority interests contribute additional equity.

[l]   EARNINGS (LOSS) PER SHARE

      Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the year. The net income (loss) available to common stockholders consists of net income (loss) reduced by the dividends on the Company's Series A and B preferred stock. Diluted earnings (loss) per share reflects the per share amount that would have resulted if dilutive potential common stock had been converted to common stock, as prescribed by SFAS 128.

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT'D

[m]   REVENUE RECOGNITION

      Revenue from the sale of manufactured products is recognized when the goods are shipped and accepted by the customer.

      The Company recognizes revenue on long-term contracts on the percentage of completion basis, based on costs incurred relative to the estimated total contract costs. Losses on such contracts are accrued when the estimate of total costs indicates that a loss will be realized. Contract billings in excess of costs and accrued profit margins are recorded as deferred revenue and included in current liabilities.

      Service revenue is recognized when the services are performed.

[n]   STOCK-BASED COMPENSATION

      The Company and its subsidiaries account for stock and options issued for services in accordance with APB Opinion 25, Accounting for Stock Issued to Employees, by reference to the fair market value of the Company's stock on the date of stock issuance or option grant. The Company uses the "intrinsic value" method for determining compensation expense whereby expense is recorded for the quoted market price of the stock issued, or in the case of options, for the difference between the stock's quoted market price on the date of grant and the option exercise price. Where the exercise price equals the market price of the underlying shares, no compensation expense is recorded. All options issued by the Company and its subsidiaries have been issued with an exercise price greater than or equal to the market price of the share at the date of grant.

[o]   RESEARCH AND DEVELOPMENT

      Research costs and development costs are expensed as incurred. Research and development expenditures are reduced by any related investment tax credits and government grants.

[p]   INCOME TAXES

      The Company accounts for income taxes using the liability method in which a deferred tax asset or liability is determined based upon the tax effect of the differences between the financial statement and tax basis of assets and liabilities, as measured by the enacted rates which will be in effect when these differences reverse. Provision is made for all applicable U.S. and foreign income taxes pursuant to this standard. Canadian research and development tax credits of subsidiaries are credited to the applicable costs when qualifying expenditures are incurred and such credits are recognized as more likely than not to be realized.

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT'D

[q]   USE OF ESTIMATES

      The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting year. Actual results could differ from those estimates.

[r]   STANDARDS IMPLEMENTED

      The Company implemented new accounting standards in 2001, 2000 and 1999. These standards did not have a material effect on the financial position or results of operations of the Company.

      DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

      On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically, SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the Statement of Financial Position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either stockholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. The Company has determined that the adoption of SFAS 133 has not had a material affect on its financial statements.

      COST OF START-UP ACTIVITIES

      During 1999, the Company adopted Statement of Position 98-5 [issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants]: "Reporting on the Cost of Start-up Activities", prescribing that start-up costs should be expensed as incurred. A cumulative catch-up charge of $253,154, net of tax of $130,414, was recorded during 1999.

      STOCK-BASED COMPENSATION

      In March 2001, the Financial Accounting Standards Board released Interpretation No. 44 [FIN 44]: "Accounting for Certain Transactions Involving Stock Compensation", which was effective for the Company's fiscal 2001 year-end. The implementation of FIN 44 did not have a material affect on the Company's financial statements.

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT'D

      REVENUE RECOGNITION

      In December 1999, the SEC released Staff Accounting Bulletin No. 101 [SAB 101]: "Revenue Recognition in Financial Statements", which is effective for the Company's fiscal 2001 year-end. The implementation of SAB 101 did not have a material affect on the Company's financial statements.

      ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES

      In September 2000, the Financial Accounting Standards Board released Interpretation SFAS 140: "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which is required to be adopted for the Company's fiscal 2000 year-end. The implementation of SFAS 140 did not have a material affect on the Company's financial statements.

[s]   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS

      In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting for business combinations and prohibits the use of the pooling of interests method. Under the previous rules, the Company used the purchase method of accounting. SFAS No. 141 also refines the definition of intangible assets acquired in a purchase business combination. As a result, the purchase price allocation of future business combinations may be different than the allocation that would have resulted under the old rules. Business combinations must be accounted for using SFAS No. 141 beginning on July 1, 2001.

      SFAS No. 142 eliminates the amortization of goodwill, requires annual impairment testing of goodwill and introduces the concept of indefinite life intangible assets. It was adopted on January 1, 2002. The new rules also prohibit the amortization of goodwill associated with business combinations that close after June 30, 2001.

      These new requirements will impact future period net income by an amount equal to the discontinued goodwill amortization offset by goodwill impairment charges, if any, and adjusted for any differences between the old and new rules for defining intangible assets on future business combinations. The Company is evaluating the effect of these new standards on its financial statements.

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT'D

      ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

      In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations" SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires recognition of the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company is currently assessing SFAS 143 and the impact that adoption, in 2003, will have on the consolidated financial statements.

      ACCOUNTING FOR IMPAIRMENT OF DISPOSAL OF LONG-LIVED ASSETS

      In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment of Disposal of Long-Lived Assets". SFAS 144 established a single model for the impairment of long-lived asset and broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 is effective for 2002. Adoption may change the nature and extent of disclosure of the Company's future asset disposals, and allocations between accounting periods.

[t]   CREDIT RISK

      The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains allowances for potential losses, and such losses have been within management's expectations. One customer represents 54% of trade receivables at December 31, 2001 [one customer represented 44% in 2000].

4. INVENTORY

Inventory consists of the following:

                                                      2001              2000
                                                        $                 $
--------------------------------------------------------------------------------
Raw material                                         687,168          1,110,156
Finished goods                                       285,636            378,310
                                                     -------          ---------
                                                     972,804          1,488,466
                                                     =======          =========

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

5. HOLDINGS

The Company accounts for its holdings in the following companies using the equity method:

a] Petrozyme Technologies, Inc. ["Petrozyme"], a Guelph, Canada, private company in the business of developing and marketing processes for the degradation of petroleum waste products.

b] IMT Systems, Inc. ["IMT"], a Waterloo, Canada, private company in the business of developing a traction motor for industrial electric vehicles.

      In addition, the Company has holdings in debt and equity securities of the following companies:

      [i] TurboSonic Technologies, Inc. ["TurboSonic"], a Waterloo, Canada, public company, which is in the business of air pollution control products.

      [ii] RDM Corporation ["RDM"], a Waterloo, Canada, public company in the business of developing and supplying technologies for both paper and electronic based payment systems.

      [iii] WZ.COM Inc. (wz.com), a private company incorporated in the State of Delaware, is in the business of providing products over its website. In January, 1999, CVF invested a total of $250,000 in the predecessor company known as NETrageous. In February 2001 the shares in NETrageous were exchanged at no cost for 500,000 common shares in WZ.COM INC.

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

5. HOLDINGS CONT'D

Holdings consisted of the following at December 31, 2001:

                                                                                          HOLDINGS
                                                                         HOLDINGS       AVAILABLE FOR
                                                                          AT COST        FOR SALE AT
                                                         PERCENTAGE      OR EQUITY       FAIR VALUE
                                                         OWNERSHIP           $                $
---------------------------------------------------------------------------------------------------
Petrozyme
            50   common shares                              50%                --                --
       250,000   Class C non-voting shares                 100%                --                --
                 notes and advances [net of equity
                 in losses of Petrozyme][vi]                                   --                --
                                                         -----            -------         ---------
                                                                               --                --
                                                                          -------         ---------

TurboSonic
       949,217   common shares [i]                           9%                --           465,116
                                                         -----            -------         ---------

RDM
       971,472   common shares [ii]                          5%                --           775,054
                                                         -----            -------         ---------

WZ.com
       500,000   common shares [iii]                         4%           250,000                --
                                                         -----            -------         ---------

IMT
           485   common shares [iv]                         47%            19,775                --
                 notes and advances [iv]
                                                         -----            -------         ---------
                                                                           19,775                --
                                                         -----            -------         ---------

Other notes and holdings [v]                                                6,859            98,583
                                                         -----            -------         ---------
Total                                                                     276,634         1,338,753
                                                         =====            =======         =========

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

5. HOLDINGS CONT'D

Holdings consisted of the following at December 31, 2000:

                                                                                          HOLDINGS
                                                                         HOLDINGS       AVAILABLE FOR
                                                                          AT COST        FOR SALE AT
                                                         PERCENTAGE      OR EQUITY       FAIR VALUE
                                                         OWNERSHIP           $                $
---------------------------------------------------------------------------------------------------
Petrozyme
            50   common shares                              50%                --                --
       250,000   Class C non-voting shares                 100%                --                --
                 notes and advances [net of equity
                 in losses of Petrozyme][vi]                              116,166                --
                                                                          -------         ---------
                                                                          116,166                --
                                                         -----            -------         ---------

TurboSonic
     1,337,979   common shares [i]                          13%                --           584,697
                                                         -----            -------         ---------

RDM
     1,855,572   common shares [ii]                         13%                --         3,776,015
                                                         -----            -------         ---------

NETrageous
       500,000   common shares [iii]                         3%           250,000                --
                                                         -----            -------         ---------

IMT
           485   common shares [iv]                         47%            92,246                --
                 notes and advances [iv]                                   23,352                --
                                                         -----            -------         ---------

                                                                          115,598                --
                                                         -----            -------         ---------

Other notes and holdings [v]                                               10,140           163,710
                                                         -----            -------         ---------

Total                                                                     491,904         4,524,422
                                                         =====            =======         =========

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

5. HOLDINGS CONT'D

[i] At December 31, 2001, the market value of the shares was U.S. $0.49 [U.S. $0.44 in 2000] per share. As at December 31, 2001, the common shares of TurboSonic have an original cost of $250,235. Accordingly, aggregate unrealized gains of $137,440 [net of deferred income tax of $91,627] have been recorded as an element of accumulated other comprehensive income as at December 31, 2001.

[ii] At December 31, 2001, the market value of shares of RDM listed on the Canadian Venture Exchange was Cdn. $1,233,769 [U.S. $775,054 [2001 - Cdn. $1.27 [U.S. $.80]] per share. As at December 31, 2001, the shares have an original cost of $433,712. Accordingly, aggregate unrealized gains of $204,805 [net of deferred income taxes of $136,536] have been recorded as an element of accumulated other comprehensive income as at December 31, 2001.

[iii] On January 22, 1999, the Company purchased 500,000 shares of NETrageous
      Inc. to acquire approximately 3% ownership interest. The total consideration paid for the shares was $250,000. In February 2001 the shares in NETrageous were exchanged at no cost for 500,000 common shares in WZ.COM INC. The transaction resulted in CVF increasing its ownership interest to 4%.

[iv] During 2000, the Company purchased 485 shares of IMT to acquire approximately 47% ownership interest. The total consideration paid for the shares was Cdn. $230,512 [U.S. $153,798]. Also during 2000, the Company advanced Cdn. $35,000 [U.S. $23,352] to IMT. This note bears interest at prime plus 2% and is assessed and payable on demand. The ,, does not intend to demand repayment of the note during the next year.

      The carrying value of IMT has been reduced by the Company's equity in the losses of IMT.

[v] The notes and advances to others bear interest at prime plus 2%, are unsecured, payable on demand, some denominated in Canadian currency and others in U.S. currency. Canadian prime rate at December 31, 2001 was 4.0% [7.5% in 2000]. U.S. prime rate at December 31, 2001 was 4.75% [9.5% in
      2000]. The Company does not intend to demand repayment of these notes in the next year.

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

5. HOLDINGS CONT'D

[vi] The following table gives certain combined summarized financial information related to the Company's equity holdings:

                                                              2001            2000             1999
             INCOME STATEMENT DATA                              $               $                $
             -----------------------------------------------------------------------------------------
             Net sales                                       100,725          236,006          758,933
             Gross profit (loss) on sales                     99,042         (136,100)         152,168
             Net (loss)                                     (319,305)      (1,618,142)      (1,705,928)
                                                          ----------       ----------       ----------
             CVF'S SHARE
                 OF NET (LOSS)                              (230,056)      (1,548,498)      (1,052,462)
                                                          ==========       ==========       ==========

             BALANCE SHEET DATA
             Current assets                                  127,397          167,546        1,120,435
             Non-current assets                                2,150            2,978          524,904
                                                          ----------       ----------       ----------
             TOTAL ASSETS                                    129,547          170,524        1,645,339
                                                          ==========       ==========       ==========

             Current liabilities                             142,195           65,423          960,728
             Non-current liabilities                       1,625,422        1,515,133        3,134,934
             (Deficit)                                    (1,638,070)      (1,410,032)      (2,450,323)
                                                          ----------       ----------       ----------
             TOTAL LIABILITIES AND EQUITY                    129,547          170,524        1,645,339
                                                          ==========       ==========       ==========

             CVF'S SHARE OF (ACCUMULATED DEFICIT)           (817,745)        (706,332)      (1,346,882)
                                                          ==========       ==========       ==========

             CVF'S SHARE OF NON-CURRENT LIABILITIES        1,625,422        1,515,133        3,134,934
                                                          ==========       ==========       ==========

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

5. HOLDINGS CONT'D

The amount of CVF's above share of net loss differs from loss from equity investees appearing in the statements of operations primarily due to amortization of goodwill of $14,098 [$85,869 in 2000; $240,138 in 1999].

The investee companies have various debt and equity securities and options outstanding, which are convertible into common stock of the respective investee companies. Such conversions, except where noted, would not materially decrease or increase the Company's interest in the earnings or net assets of any investee.

The net equity positions, after share of losses, of all other investors in Petrozyme have been reduced to nil. As such, the Company has included 100% of the losses of Petrozyme in income rather than the percentage owned by the Company. The Company's carrying value of the investment in Petrozyme has been reduced to nil [$116,166 in 2000].

6. TECHNOLOGY AND GOODWILL

a]    The details of technology are as follows:

                                                      2001               2000
                                                        $                  $
--------------------------------------------------------------------------------
Cost [note 14[a]]                                   1,705,822          1,900,497
Accumulated amortization                              357,177                 --
                                                    ---------          ---------
                                                    1,348,645          1,900,497
                                                    =========          =========

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

6. GOODWILL AND TECHNOLOGY CONT'D

b]    The goodwill of subsidiaries consists of:

                                                       ACCUMULATED      NET BOOK
                                          COST        AMORTIZATION       VALUE
AS AT DECEMBER 31, 2001                    $                $              $
--------------------------------------------------------------------------------

Elements [note 14[c]]                         --              --              --
SRE                                      523,816         369,346         154,470
Biorem                                   162,428         111,784          50,644
Gemprint                               2,444,366       1,244,258       1,200,108
Dantec [ii]                            5,123,094       4,641,606         481,488
                                       ---------       ---------       ---------
                                       8,253,704       6,366,994       1,886,710
                                       =========       =========       =========

                                                       ACCUMULATED      NET BOOK
                                          COST        AMORTIZATION       VALUE
AS AT DECEMBER 31, 2000                    $                $              $
--------------------------------------------------------------------------------

Elements                                 678,252         141,684         536,568
SRE                                      556,335         369,168         187,167
Biorem                                   172,512          93,232          79,280
Gemprint                               2,612,291       1,005,641       1,606,650
Dantec                                 5,441,146       1,715,882       3,725,264
                                       ---------       ---------       ---------
                                       9,460,536       3,325,607       6,134,929
                                       =========       =========       =========

i] During 2001, amortization of goodwill in subsidiaries totaled $922,481 [$1,052,355 in 2000; $618,936 in 1999].

ii] Dantec has been unable to achieve the revenue expectations that supported the Company's carrying value of related goodwill. The Company has determined that it will not fund the revisions to the Dantec business plan that would be required to attain such revenue levels and has, therefore, re-evaluated goodwill based on its current outlook for Dantec. Goodwill has been written down by $2,589,304 to reflect the re-evaluation.

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

7. BANK INDEBTEDNESS

                                                      2001                 2000
                                                        $                    $
--------------------------------------------------------------------------------
Gemprint [a]                                        119,659              127,087
Dantec [b]                                               --               54,547
SRE [c]                                             167,758                6,516
                                                    -------              -------
                                                    287,417              188,150
                                                    =======              =======

The weighted average interest rate on bank indebtedness during 2001 was 8.4% [8.7% in 2000].

[a] Gemprint has bank indebtedness of Cdn. $190,479 [U.S. $119,659] [Cdn. $190,479 [U.S. $127,087] in 2000] with a Canadian chartered bank. The demand operating loan bears interest at Canadian prime plus 1%. The loan is guaranteed by CVF and is collateralized by a term deposit of Cdn. $200,768 [U.S. $126,748] [Cdn. $278,029 [U.S. $185,501] in 2000]. In
      2001 the bank notified Gemprint that they were calling the loan [note 21[b]].

[b] During 2001 and 2000, CVF issued 100,000 and 70,000 common shares respectively to Dantec's bank to retire a portion of Dantec's line of credit and the line of credit was not renewed. The outstanding balance at December 31, 2000 represented a bank overdraft.

[c] SRE has a line of credit with a Canadian chartered bank which is available, based on a fixed percentage of accounts receivable, to a limit of Cdn. $250,000. Loans against this line bear interest at Canadian prime plus 0.5%. SRE has pledged a general security agreement as collateral.

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

8. LONG-TERM DEBT

Long-term debt comprises the following:

                                                                                       2001           2000
                                                                                         $              $
------------------------------------------------------------------------------------------------------------

Convertible debenture issued by Gemprint, for Cdn. $286,841
  [2000- $384,081], bearing interest at 5% per annum and due
  May 1, 2001.  The loan has matured and is past due.                                 180,194        256,259
Due to ISM [Information Systems Management].
  Corporation by Gemprint.  During 2000, Gemprint agreed
  with ISM to settle the amount at U.S. $25,000,                                           --         25,000
  paid March 2001
Small business loan issued by a Canadian chartered bank to
  Elements, of Cdn. $nil [2000- $124,990], interest
  at Canadian prime plus 2.5%. [note 14[c]]                                                --         83,393
Small business loan issued by a Canadian chartered bank to
  Elements of Cdn. $nil [2000- $168,625], interest
  at Canadian prime plus 2.25%. [note 14[c]]                                               --        112,507
Loans from a Biorem employee to Biorem of Cdn. $125,000
  [2000 - $100,000] and CVF officers of Cdn $25,000
  [2000 - nil]. The loans are payable on demand upon the
  consent of CVF and bear interest at Canadian prime plus
  3.0% to 4.0%. In the 2000 year, the lenders extended these
  debts for a period exceeding 12 months past the year end.                           100,512         66,720
Promissory notes payable owing to a shareholder of Dantec,
  in the amounts of  Cdn. $20,000, $30,000 and $150,000.  The promissory notes in the amount of Cdn. $20,000 are non- interest bearing, the $30,000 bears interest at 15% and the promissory note of $150,000 accrues interest at 10% per annum until
  repayment.  The maturity dates are November 3, 2000 and
  July 3, 2000, respectively.                                                         125,640        113,424
                                                                                     --------       --------
Total long-term debt                                                                  406,346        657,303
Less: current portion of long-term debt                                              (100,512)      (281,259)
      loans past due or in default                                                   (305,834)      (309,324)
                                                                                     --------       --------
LONG-TERM DEBT EXCLUDING CURRENT PORTION AND LOANS PAST
  DUE OR IN DEFAULT                                                                        --         66,720
                                                                                     ========       ========

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

8. LONG-TERM DEBT CONT'D

During the year, the holder of the Dantec promissory note demanded repayment. CVF has a senior security interest on the assets of Dantec and no further action has been initiated by the note holder.

Interest expense on long-term debt during the year was $50,592 [$81,338 in 2000; $37,209 in 1999].

9. DEBT EQUIVALENT

In 1999, Dantec entered into an agreement with a Dantec shareholder holding 850,000 Class A special shares to redeem a minimum of 10,000 Class A special shares per month, at Cdn. $1 per share, commencing October 30, 1999. Each month, the shareholder is entitled to redeem additional shares in an amount equal to 20% of the preceding month's net profits before taxes. The shareholder has the right to call upon Dantec to satisfy its obligation in full at any time should it be deemed necessary by the shareholder. Should Dantec become a publicly traded company during the period of redemption, the shareholder will be entitled to convert any non-redeemed shares to free trading stock. At December 31, 2001, there were 700,000 Class A special shares outstanding [730,000 outstanding at December 31, 2000]. Based on payment terms, the amount owing of Cdn. $700,000 [U.S. $439,740] at December 31, 2001 has been classified as a debt equivalent in these consolidated financial statements [U.S. $487,056 at December 31, 2000].

10. PENSION OBLIGATION

In recognition of past service contributions by a retired executive officer, the Company has agreed to provide a Cdn. $6,000 [U.S. $4,000] monthly pension benefit for life. The accrued pension obligation represents the actuarial value of a life annuity using a discount rate of 6%. This obligation is adjusted annually based on payments made and changes in actuarial assumptions.

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

11. INCOME TAXES

Details of the income tax (recovery) are as follows:

                                     2001             2000              1999
                                       $                $                 $
--------------------------------------------------------------------------------

Current:
  U.S                                42,485         (718,996)          (950,562)
  Foreign                                --               --                 --
                                   --------         --------         ----------
Total current taxes                  42,485         (718,996)          (950,562)
                                   --------         --------         ----------
Deferred:
  U.S                              (158,108)         279,430           (100,319)
  Foreign                                --               --                 --
                                   --------         --------         ----------
Total deferred taxes               (158,108)         279,430           (100,319)
                                   --------         --------         ----------
INCOME TAX (RECOVERY)              (115,623)        (439,566)        (1,050,881)
                                   ========         ========         ==========

Income tax (recovery) reconciles to the statements of operations as follows:

                                                       2001             2000           1999
                                                         $                $              $
----------------------------------------------------------------------------------------------

(Recovery of) income taxes                           (115,623)        (439,566)       (920,467)
Tax related to cumulative effect of a change in
  accounting principle [note 3r]                           --               --        (130,414)
                                                     --------         --------      ----------
                                                     (115,623)        (439,566)     (1,050,881)
                                                     ========         ========      ==========

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

11. INCOME TAXES CONT'D

                                                              2001             2000              1999
                                                                $                $                 $
--------------------------------------------------------------------------------------------------------

(Loss) before (recovery of) income taxes:
  U.S                                                      (4,455,525)      (3,380,226)       (2,200,136)
  Foreign                                                  (4,411,681)      (3,417,623)       (3,949,110)
                                                           ----------       ----------        ----------
(LOSS) BEFORE (RECOVERY OF) INCOME TAXES                   (8,867,206)      (6,797,849)       (6,149,246)
                                                           ==========       ==========        ==========

The recovery of income taxes differs from the amount computed by applying the statutory income tax rate to net loss before recovery of income taxes as follows:

                                                                  2001             2000             1999

--------------------------------------------------------------------------------------------------------

U.S. statutory income tax rate                                   34.0%            34.0%            34.0%
                                                                -----            -----             ----
 (Decrease) increase in income tax resulting from:
  Non-deductible goodwill amortization                           -6.1%            -5.4%            -4.3%
  Loss in subsidiaries not recognized for tax purposes          -24.7%           -19.5%            -8.4%
  Other                                                          -1.6%            -3.0%            -4.2%
                                                                -----            -----             ----
EFFECTIVE INCOME TAX RATE                                         1.6%             6.1%            17.1%
                                                                =====            =====             ====

The components of the temporary differences which created the deferred tax provision (recovery) are as follows:

                                                               2001            2000            1999
                                                                 $               $               $
-----------------------------------------------------------------------------------------------------

Change in:
Lack of basis for technology                                 (152,843)              --             --
Pension obligation                                             17,348            9,119         (3,985)
Accounting principle                                            5,722           32,526       (130,414)
Exchange of shares upon the
  amalgamation forming Dantec                                  (5,265)          (3,402)         5,251
Operating tax loss carryforward                              (634,000)      (1,299,000)            --
Income tax losses available for
  carryforward in subsidiaries                               (422,000)       1,399,000        758,000
Other                                                              --          (28,829)        28,829
Valuation allowance                                         1,032,930          170,016       (758,000)
                                                           ----------       ----------       --------
                                                             (158,108)         279,430       (100,319)
                                                           ==========       ==========       ========

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

11. INCOME TAXES CONT'D

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                                       2001             2000
                                                                         $                $
-----------------------------------------------------------------------------------------------

Deferred tax assets:
U.S.
  Operating tax loss carryforward                                    1,933,000        1,299,000
  Related to pension obligation                                        154,780          172,128
  Related to a change in accounting principle                           92,166           97,888
  Less: Valuation allowance                                         (2,179,946)      (1,569,016)
                                                                    ----------       ----------
                                                                            --               --
                                                                    ----------       ----------
Deferred tax liabilities:
U.S.
  Related to lack of tax basis for technology                          476,157          629,000
  Related to the exchange of shares upon the
    amalgamation forming Dantec                                         84,807           90,072
  Related to the unrealized gains attributable to
    securities available for sale valued at market                     215,619        1,197,988
                                                                    ----------       ----------
                                                                       776,583        1,917,060
                                                                    ----------       ----------
NET DEFERRED TAX (LIABILITY)                                          (776,583)      (1,917,060)
                                                                    ==========       ==========

Deferred tax assets:
Foreign
  Income tax losses available for carryforward in subsidiaries       3,856,000        3,434,000
  Less: Valuation allowance                                         (3,856,000)      (3,434,000)
                                                                    ----------       ----------
NET DEFERRED TAX ASSET - FOREIGN                                            --               --
                                                                    ==========       ==========

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

11. INCOME TAXES CONT'D

At December 31, 2001, the Company had losses available for carryforward in certain of its Canadian subsidiaries of approximately $11,017,118 [$9,810,695 in 2000] available to reduce future years' income for tax purposes in these subsidiaries. These losses expire as follows:

                                                                          $
--------------------------------------------------------------------------------

2002                                                                   1,374,522
2003                                                                   1,412,637
2004                                                                   2,393,348
2005                                                                   1,441,557
2006                                                                   2,190,430
Beyond                                                                 2,204,624
                                                                      ----------
                                                                      11,017,118
                                                                      ==========

12. STOCKHOLDERS' EQUITY

[a]   COMMON SHARES

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

      During the year, the Company repurchased 36,000 [4,500 in 2000] common shares for aggregate cash consideration $34,240 [$12,110 in 2000].

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

12. STOCKHOLDERS' EQUITY CONT'D

[b]   PREFERRED STOCK

      Preferred shares may be issued in one or more series as may from time to time be determined by the Board of Directors. Each series shall be distinctly designated.

      REDEEMABLE SERIES A PREFERRED STOCK

      The Company currently has outstanding a series of non-voting Preferred Stock designated as Series "A" Preferred Stock ["Series A Preferred"]. Each share of Series A Preferred has a stated value [the "Stated Value"] of the U.S. dollar equivalent of Cdn. $25 determined at the date of issuance by reference to the noon spot rate for conversion of Canadian dollars into U.S. dollars as published by the National Bank of Canada on the business day immediately preceding the date of issuance. The holders of Series A Preferred are entitled to cumulative dividends at the rate of 5% annually of the Stated Value plus accrued but unpaid dividends, to be paid in U.S. dollars. The dividends have priority over any payments of dividends on common shares and on all other shares of preferred stock ranking junior to the Series A Preferred.

      The Company may, at its option and at any time, redeem all or part of the Series A Preferred from the holders thereof. Additionally, at any time after August 20, 2000, a holder of the Series A Preferred may require the Company to redeem any or all of the Series A Preferred held by such holder. The redemption price shall be the Stated Value plus all accrued but unpaid dividends. In light of the mandatory redemption feature, the preferred stock is classified outside of permanent equity. As at December 31, 2001, an amount of $13,732 [$11,384 at December 31, 2000] has been accrued in respect of cumulative unpaid dividends.

      During 2001 and 2000, 168 and 21,355 shares of Series A Preferred were redeemed respectively into common shares. 1,906 and 242,390 common shares were issued respectively in regard to their conversion.

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

12. STOCKHOLDERS' EQUITY CONT'D

[b]   PREFERRED STOCK CONT'D

      SERIES B CONVERTIBLE PREFERRED STOCK

      In 1999, the Company issued 350,000 shares of newly created Series B, 6% cumulative, Convertible Preferred Stock ["Series B Preferred"]. The Series B Preferred is senior to each other class of the Company's capital stock, including the Company's common stock and Series A Preferred, and has a preference on dividends and on liquidation. The liquidation preference is 30% of the Stated Value [Stated Value is $10 per share]. In addition, the holders of the Series B Preferred have the right to vote as a class on certain matters, including any action that would change the rights and preferences of the Series B Preferred and any action that would create a new class or series of capital stock having a preference over the Series B Preferred or increase the authorized number of Series B Preferred. As at December 31, 2001, an amount of $210,000 [$210,000 at December 31, 2000]
      has been accrued in respect of cumulative unpaid dividends on the Series B Preferred. During 2000, 137,593 common shares of the Company were issued to holders of the Series B Preferred as payment for cumulative dividends on the Series B Preferred.

      In March, 2000, the terms of the Series B Preferred were amended by agreement between CVF and the holder of the Series B Preferred. The amendments included extending the non-convertible period of the Series B Preferred to September 1, 2000 and setting a price cap of $4.00 per common share on the conversion amount. During the year, 5,000 Series B shares were converted to 43,504 common shares. The transaction was valued at $50,287 based on the average of the last 10 day's trading price of the common shares before the conversion date.

[c]   WARRANTS

      There are 386,818 Warrants outstanding at December 31, 2001 [1,339,602 at December 31, 2000].

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

12. STOCKHOLDERS' EQUITY CONT'D

[c]   WARRANTS CONT'D

      302,202 of the Warrants outstanding at December 31, 2001 [1,339,602 at December 31, 2000] relate to the Series B 6% Convertible Preferred [the Series B Warrants] issued in 1999. The Series B Warrants are exercisable until October 8, 2002, at a price of U.S. $3.78. All shares issuable upon exercise of the Series B Warrants will be restricted securities as that term is defined in Rule 144 under the 1933 Securities Act of the United States. 15,000 of these Warrants were exercised in 2000.

      The Series B Warrants issued in 1999 were fair valued as a discount on the Series B Preferred using the Black Scholes model. This value was amortized as a beneficial conversion feature on the Series B Preferred during 2000 over the expected period of the Series B Preferred, as a debit to retained earnings (deficit).

      In March 2000, 84,616 Warrants were issued in connection with the amendments to the Series B Preferred. None of these Warrants were exercised during the year. The Warrants have the same terms as the Series B Warrants issued in 1999.

      The Warrants issued in 2000 were fair valued using the Black Scholes model. This value was amortized as a beneficial conversion feature on the Series B Preferred during 2000 over the expected period of the Series B Preferred, as a debit to retained earnings (deficit).

      During the year, 952,784 warrants issued on the formation of the Company expired. There was no capital value associated with these warrants.

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

12. STOCKHOLDERS' EQUITY CONT'D

[d]   COMPREHENSIVE INCOME (LOSS)

      SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income.

      Disclosure of accumulated balances related to each component of other comprehensive income (loss) is as follows:

                                                       UNREALIZED                               ACCUMULATED
                                                      GAINS (LOSSES)         FOREIGN               OTHER
                                                      ON SECURITIES          CURRENCY          COMPREHENSIVE
                                                       [NET OF TAX]         TRANSLATION       INCOME (LOSSES)
                                                            $                    $                   $
           ------------------------------------------------------------------------------------------------

           BALANCE - JANUARY 1, 1999                       (9,354)            (646,382)            (655,736)

           Current year other comprehensive income        371,152              307,547              678,699
                                                       ----------           ----------           ----------
           BALANCE - DECEMBER 31, 1999                    361,798             (338,835)              22,963

           Current year other comprehensive income      1,435,184             (284,551)           1,150,633
                                                       ----------           ----------           ----------
           BALANCE - DECEMBER 31, 2000                  1,796,982             (623,386)           1,173,596

           Current year other comprehensive loss       (1,455,481)            (394,748)          (1,850,229)
                                                       ----------           ----------           ----------
           BALANCE - DECEMBER 31, 2001                    341,501           (1,018,134)            (676,633)
                                                       ==========           ==========           ==========

      The details of unrealized holding gains and losses included in comprehensive income net of reclassification adjustments are as follows:

                          GAINS         (LOSSES)           TAXES         NET
                            $              $                 $            $
      -------------------------------------------------------------------------

      1999                626,833         (14,986)        240,695       371,152
      2000              2,391,973              --         956,789     1,435,184
      2001                     --      (1,969,563)        514,082    (1,455,481)

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

13. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                             2001             2000             1999
                                                               $                $                $
------------------------------------------------------------------------------------------------------
Numerator:
  Net (loss)                                              (5,929,961)      (5,893,081)      (5,086,153)
  Dividends on Series A preferred stock                       (2,348)         (15,225)         (22,814)
  Dividends on Series B preferred stock                     (210,000)        (210,000)         (48,300)
  Amortization of beneficial conversion feature on
    Series B preferred stock                                      --         (629,447)              --
                                                          ----------       ----------       ----------
  Numerator for basic and diluted (loss) per share
    -- (loss) available to common stockholders            (6,142,309)      (6,747,753)      (5,157,267)
                                                          ----------       ----------       ----------
Denominator:
  Denominator for basic (loss) per share -- weighted
   average shares outstanding                              9,263,042        7,543,336        6,722,997
  Effect of dilutive securities
   Warrants                                                       --               --               --
                                                          ----------       ----------       ----------
  Dilutive potential common shares
    Denominator for diluted (loss) per share --
      adjusted weighted-average shares and assumed
      conversions                                          9,263,042        7,543,336        6,722,997
                                                          ----------       ----------       ----------
Basic (loss) per share                                         (0.66)           (0.89)           (0.77)
Diluted (loss) per share                                       (0.66)           (0.89)           (0.77)

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

14. BUSINESS AQUISITION AND SUPPLEMENTARY SUBSIDIARY INFORMATION

[a]   ECOVAL

      During 2000, the Company increased its interest in Ecoval to 88% through the purchase of key assets. Details of the Ecoval transactions during 2000 are as follows:

                                                                        2000
                                                                          $
      -------------------------------------------------------------------------

      Carrying value of equity investment, beginning of year          1,554,757
      Additional share purchased prior to acquiring control           1,050,001
      Funds advanced prior to acquiring control                         756,064
      Equity in losses prior to increase in percentage holding       (1,205,462)
      Additional investment to bring investment to 88% interest
        [CVF shares issued as consideration]                            935,772
      CVF shares issued for transaction costs                            93,577
                                                                     ----------
      TOTAL INVESTMENT                                                3,184,709
                                                                     ==========

      The costs of this position have been assigned as follows:

                                                                        2000
                                                                          $
      -------------------------------------------------------------------------

      Taxes recoverable                                               1,963,000
      Working capital                                                   (49,788)
      Technology                                                      1,900,497
      Future tax liability                                             (629,000)
                                                                      ---------
      TOTAL                                                           3,184,709
                                                                      =========

      During the 2001 year, the purchase price of the investment was reduced by $194,675. This was credited to technology and the related future tax liability was reduced by $66,190.

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

14. BUSINESS AQUISITION AND SUPPLEMENTARY SUBSIDIARY INFORMATION CONT'D

[b]   GEMPRINT

      During April 2001, Gemprint converted a portion of its indebtedness to CVF into new common shares of Gemprint. This conversion of debt to shares resulted in CVF's equity interest in Gemprint increasing from 56.1% to 64.9%.

      During 2000, the Company sold a portion of its holdings in Gemprint to a corporation formed for the benefit of certain Gemprint employees. The sale involved 5,614,743 common shares of Gemprint reducing CVF's interest from 73% to 56.1%. Consideration received was a demand promissory note in the amount of $333,600 [Cdn. $500,000], bearing interest at 5% per annum. CVF has given an undertaking to the purchaser not to demand repayment during the next fiscal year.

      Pursuant to Staff Accounting Bulletin Topic 5E, the Company will not recognize this transaction until the related note has been paid.

      In addition to Class A voting shares [common], Gemprint has issued Class B and C voting shares which have cumulative dividend rates of 10%, are retractable by the holder at face value plus dividends in arrears, and are convertible to Class A common shares on a one-to-one basis. The Class B shares held by third parties have been classified as a liability [at December 31, 2001 Cdn. $250,000, U.S. $157,050]. The remaining Class B and all of the Class C shares are held by CVF. The timing of these retractions are restricted to specific time periods and Gemprint has received a notice to retract Cdn. $250,000 by a third-party investor. Cumulative dividends payable to third-party investees of $336,715 [$307,579 in 2000] have been accrued in these consolidated statements and included in trade payables and accrued liabilities.

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

14. BUSINESS AQUISITION AND SUPPLEMENTARY SUBSIDIARY INFORMATION CONT'D

[c]   ELEMENTS

      In September 2001, Elements ("Retail Products"), a subsidiary company of which CVF has a beneficial 61% interest, discontinued its operations. The related retail store and internet site were closed but will not be sold and the discontinuance is complete. Sales of the segment for 2001, 2000 and 1999 were $220,813, $629,602 and $868,596 respectively. Due to the closing of the operations, CVF's goodwill in Elements of $470,398 has been written off.

      The loss on closing of Elements was calculated as follows:

      Gain on settlement of net current liabilities                   $ 142,195
      Gain on settlement of loans                                       140,540
      Loss on goodwill                                                 (470,398)
                                                                      ---------
                                                                       (187,663)
      Less minority interest                                             85,296
                                                                      ---------
      NET (LOSS)                                                       (102,367)
                                                                      =========

[d]   DANTEC

      Dantec has outstanding to third-parties 755,000 [2000 - 848,425] Special Class A non-voting shares with a value of $474,291. 55,000 of these shares have been included in Preferred and other non-voting stock of subsidiaries [at December 31, 2001 Cdn. $55,000, U.S. $34,551]. The remaining 700,000
      [2000 - 730,000] shares are included in Debt equivalent [note 9]. The shares have no interest or dividend provisions but are convertible to either cash or an equal number of common shares depending on the occurrence and timing of a public offering of Dantec. Should a conversion to common shares occur, the Company's 54% ownership position would be diluted to approximately 49%.

[e]   PREFERRED AND NON-VOTING STOCK OF SUBSIDIARIES

      Preferred and other non-voting stock of subsidiaries includes the following:

                                                       2001               2000
                                                         $                  $
      --------------------------------------------------------------------------

      Dantec Special Class A non-voting shares         34,551             79,013
      Gemprint Class B and C voting shares            162,343            166,800
                                                      -------            -------
                                                      196,894            245,813
                                                      =======            =======

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

15. STOCK BASED COMPENSATION

During 2001, the Company granted 530,000 [275,000 in 2000] stock options to certain officers, employees and directors. The option exercise price equals the fair market value at the date of grant. A summary of stock option activity follows:

                                                                        WEIGHTED
                                                                        AVERAGE
                                                                        EXERCISE
                                                 SHARES                  PRICE
--------------------------------------------------------------------------------

Outstanding January 1, 1999                       385,000                $3.25
  Granted during the year                         530,000                $2.88
                                                ---------                -----
Outstanding December 31, 1999                     915,000                $3.04
  Granted during the year                         275,000                $2.88
  Expired during the year                         (22,500)               $3.25
                                                ---------                -----
Outstanding December 31, 2000                   1,167,500                $3.00
  Granted during the year                         530,000                $0.55
  Expired during the year                        (282,000)               $2.41
                                                ---------                -----
OUTSTANDING DECEMBER 31, 2001                   1,415,500                $2.21
                                                =========                =====

1,415,500 stock options are exercisable at year-end.

At December 31, 2001, the weighted average life of outstanding and exercisable options was 5.0 years [4.9 in 2000]. The per share weighted average fair value of stock options granted during 2001 was $0.55 [$2.09 in 2000, $1.88 in 1999] on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions: expected dividend yield - none, risk-free interest rate of 5% [5% in 2000, 5% in 1999], volatility of 112.8% [90.7% in 2000, 76.2% in 1999] and an expected life of five years. If these options were valued, as prescribed by SFAS 123, pro forma net loss would have been approximately $7,324,690 [$6,272,416 for 2000, $5,236,153 for 1999] and
loss per share would have been $0.76 for 2001 [$0.94 in 2000, $0.76 in 1999].

No compensation expense is recognized for this plan when options are issued.

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

15. STOCK BASED COMPENSATION CONT'D

A summary of the status of the Company's stock option plan as of December 31, 2001 is presented below.

                                 OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                --------------------------------------------------    -----------------------------
                                      WEIGHTED-
                    NUMBER             AVERAGE           WEIGHTED-        NUMBER          WEIGHTED-
                OUTSTANDING AT        REMAINING           AVERAGE     EXERCISABLE AT       AVERAGE
EXERCISE         DECEMBER 31         CONTRACTUAL         EXERCISE       DECEMBER 31       EXERCISE
PRICES              2001             LIFE (YEARS)          PRICE           2001             PRICE
---------------------------------------------------------------------------------------------------

$0.55             530,000                5.0              $0.55          530,000            $0.55
$2.88             500,000                5.0              $2.88          500,000            $2.88
$3.25             385,000                4.9              $3.25          385,000            $3.25

Certain of the Company's subsidiaries have outstanding compensatory options granted to employees and directors, as described below. In the event the options granted by its subsidiaries are exercised, the Company's interest in those subsidiaries will be diluted. A summary of the stock options and shares outstanding at December 31, 2001 for those consolidated entities which have issued options are as follows:

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

15. STOCK BASED COMPENSATION CONT'D

[a] Dantec granted employee options prior to 2001 to acquire 369,200 common shares, at prices ranging from Cdn. $0.89 to Cdn. $1.14 per share, all of which are exercisable at December 31, 2001.

[b] A total of 4,428,000 options to purchase shares of Gemprint are outstanding, 3,374,664 of which are exercisable at December 31, 2001. These options have a weighted average price of Cdn. $0.20 per share. Of the options outstanding, nil were granted in 2001, 3,428,000 were granted in 2000 and nil were granted in 1999. Gemprint has a total of 47,653,161 shares outstanding as at December 31, 2001.

[c] A total of 336,000 options to purchase shares of Biorem are outstanding, 177,999 of which are exercisable at December 31, 2001. These options have a weighted average exercise price of Cdn. $1.82 per share. No options were granted either in 2001 or in 2000. Biorem has a total of 1,402,529 shares outstanding as at December 31, 2001.

[d] In 2000, SRE granted 14,740 options to purchase its common shares at a price of Cdn. $3.28 per share. Of these options, 5,528 are exercisable at December 31, 2001. SRE has a total of 1,566,149 shares outstanding as at December 31, 2001.

16. EXTRAORDINARY ITEM

An extraordinary gain of $216,095 [after taxes of $nil] or $0.03 per common share arose from the settlement of Gemprint's loan from ISM in 2000. [note 8].

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SUPPORT FOR NOTES

December 31, 2001

17. SUPPLEMENTARY INFORMATION ON CASH FLOWS

Adjustments to reconcile net loss from operating activities for the years ending December 31 are as follows:

                                                    2001             2000             1999
                                                      $                $                $
---------------------------------------------------------------------------------------------
Loss on discontinuance of segment [note 14(c)]      102,367               --               --
Depreciation and amortization                     1,331,164        1,351,952          986,613
Write down of goodwill                            2,589,304               --               --
Loss from equity investees                          244,153        1,634,367        1,292,600
Shares issued in lieu of cash                       206,096          339,063               --
Cumulative effect of change in
  accounting principle                                   --               --          253,154
(Gain) loss on sale of holdings                    (501,040)        (412,917)          97,720
Minority interest in losses of subsidiaries      (2,821,622)        (633,585)        (395,780)
Deferred income tax expense                        (158,108)         279,430         (100,319)
Pension expense                                      38,357           34,445           57,729
Loss (gain) on debt settlement                           --         (216,095)              --
                                                 ----------        ---------        ---------
                                                  1,030,671        2,376,660        2,191,717
                                                 ==========        =========        =========

Changes in operating assets and liabilities for the years ending December 31, are as follows:

                                                    2001             2000             1999
                                                      $                $                $
---------------------------------------------------------------------------------------------
Decrease in trading securities                           --               --          112,357
Decrease (increase) in trade receivables          1,120,998         (337,914)       1,171,356
Decrease (increase) in inventory and other          440,949         (575,802)         142,612
Decrease (increase) in income taxes receivable    2,451,929          537,193         (163,503)
(Decrease) increase in trade payables and
 accrued liabilities                               (515,244)       1,231,175         (862,377)
                                                  ---------        ---------        ---------
                                                  3,498,632          854,652          400,445
                                                  =========        =========        =========

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

17. SUPPLEMENTARY INFORMATION ON CASH FLOWS CONT'D

During the year, the Company entered into the following non-cash transactions:

[a] During 2001, CVF's subsidiary Gemprint converted a portion of its indebtedness to CVF into new common shares of Gemprint. This conversion of debt to shares resulted in CVF's equity interest in Gemprint increasing from 56.1% to 64.9%.

[b] During 1999, CVF provided a Cdn. $200,000 guarantee and a pledge of 170,000 common shares of CVF to a Canadian chartered bank as security for a line of credit for Dantec. During 2001, the bank disposed of 100,000 of the 170,000 shares pledged (the other 70,000 shares were disposed of in 2000). The proceeds of U.S. $86,646 were applied to the line of credit [note 7].

[c] In September 2001, Elements, decided to discontinue its operations. The retail store and internet site were closed but will not be sold and the discontinuance is complete. Due to the closing of the operations, CVF's goodwill in Elements of $470,398 was written off during 2001.

18. SEGMENTED INFORMATION

In 2000, as a result of growth in the bioremediation segment, the Company reallocated business units to business segments to more appropriately group units for chief operation decision purposes and reporting in accordance with SFAS 131. This change was applied on a retroactive basis. During 2001, the Company discontinued the operations of its retail products segment (Elements). The comparative information in this note has been restated to remove the retail segment from continuing operations.

The Company has four reportable segments: bioremediation, machine controls, precious gem identification, and general corporate. The bioremediation segment consists of one company that is engaged in bioconversion and biotransformation of industrial contamination of soil or groundwater. The machine controls division designs, manufactures and sells electric motor controls to machine manufacturers. The gem identification segment consists of one company that has developed identification and database systems, and markets its products and services to the companies in the precious gem business, including producers, cutters, distributors and retailers. The Company's general corporate segment includes one company which provides funding and management overview services to the holdings. This segment's results also include interest income and gains on sales of its various holdings.

Segment assets consist of capital assets and goodwill.

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

18. SEGMENTED INFORMATION CONT'D

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, depreciation, and research and development. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

There are no intersegment sales, transfers or profit or loss.

The Company's reportable segments are business units that offer different products and services. The reportable segments are each managed separately because they develop, manufacture and distribute different products and services.

Sales of approximately $9,410,000 [$11,985,000 in 2000; $12,300,000 in 1999] of
the machine controls segment were to customers in the U.S. The remainder of the consolidated sales were primarily to customers in Canada. The basis for attributing revenues from external customers to individual countries is the location of the customer. Virtually all of the long-lived assets of the Company are located in Canada.

During the years ended December 31, 2001, 2000 and 1999, the Company, through one of its subsidiaries, was economically dependent on one key customer for its revenues such that sales from this customer in the machine controls segment represents approximately 76% [68% in 2000; 73% in 1999] of the Company's consolidated sales. In addition, consistent with the nature and business plans of the Company, many of its subsidiaries and equity holdings are dependent on the companies in the general corporate segment for funding to enable them to meet their business objectives. Other income includes income from government grants and leasing income.

CVF TECHNOLOGIES CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31                              [Expressed in U.S. Currency]

18. SEGMENTED INFORMATION CONT'D

                                                                                    MACHINE           IDENTIFICATION
                                                            BIOREMEDIATION         CONTROLS               SYSTEMS
2001                                                               $                   $                     $
--------------------------------------------------------------------------------------------------------------------
SALES                                                           784,906            9,601,001              481,465
                                                               --------            ---------            ---------

(Loss) income from operations before
  depreciation and research and development                    (237,563)            (553,331)            (505,137)
Depreciation                                                     14,164               14,867                7,490
Research and development                                        124,318              405,045                4,369
                                                               --------            ---------            ---------
(Loss) from operations before other income (expenses)          (376,045)            (973,243)            (516,996)
Interest income                                                      --                9,824                   --
Interest expense                                                (13,489)              (8,682)            (167,156)
Other income (expenses), net                                     33,845               50,887               22,904
(Loss) from equity investees                                         --                   --                   --
(Loss) gain on sale of holdings                                      --                   --                   --
                                                               --------            ---------            ---------
Segment (loss) before (recovery) of income taxes               (355,689)            (921,214)            (661,248)
                                                               --------            ---------            ---------
(Recovery) of income taxes                                           --                   --                   --
                                                               --------            ---------            ---------
Net (loss)                                                     (355,689)            (921,214)            (661,248)
Minority interest                                                    --              206,560               9,598
                                                               --------            ---------            ---------
NET (LOSS) FROM CONTINUING OPERATIONS                          (355,689)            (714,654)            (651,650)
                                                               ========            =========            =========

Depreciation and amortization                                    48,850               48,244              313,363
Write down of goodwill                                               --                   --                   --
Capital expenditures                                              5,280                5,046                4,163
Segment assets                                                  143,845              227,657            1,220,743

                                                              CORPORATE
                                                            ADMINISTRATION        ALL OTHER               TOTAL
2001                                                              $                   $
------------------------------------------------------------------------------------------------------------------
SALES                                                                --            1,483,962            12,351,334
                                                             ----------           ----------            ----------

(Loss) income from operations before
  depreciation and research and development                  (2,302,511)          (4,312,677)           (7,911,219)
Depreciation                                                      7,580                7,405                51,506
Research and development                                             --              282,843               816,575
                                                             ----------           ----------            ----------
(Loss) from operations before other income (expenses)        (2,310,091)          (4,602,925)           (8,779,300)
Interest income                                                  26,630                   --                36,454
Interest expense                                                     --              (15,370)             (204,697)
Other income (expenses), net                                    (50,301)               7,034                64,369
(Loss) from equity investees                                   (244,153)                  --              (244,153)
(Loss) gain on sale of holdings                                 501,040                   --               501,040
                                                             ----------           ----------            ----------
Segment (loss) before (recovery) of income taxes             (2,076,875)          (4,611,261)           (8,626,287)
                                                             ----------           ----------            ----------
(Recovery) of income taxes                                        6,198             (121,821)             (115,623)
                                                             ----------           ----------            ----------
Net (loss) before minority interest                          (2,083,073)          (4,489,440)           (8,510,664)
Minority interest                                                    --            2,605,464             2,821,622
                                                             ----------           ----------            ----------
NET (LOSS) FROM CONTINUING OPERATIONS                        (2,083,073)          (1,883,976)           (5,689,042)
                                                             ==========           ==========            ==========

Depreciation and amortization                                    12,580            1,378,525             1,801,562
Write down of goodwill                                               --            2,589,304             2,589,304
Capital expenditures                                              1,641                  699                16,829
Segment assets                                                   14,629            2,894,147             4,501,021

CVF TECHNOLOGIES CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31                              [Expressed in U.S. Currency]

18. SEGMENTED INFORMATION CONT'D

                                                                                    MACHINE           IDENTIFICATION
                                                            BIOREMEDIATION         CONTROLS               SYSTEMS
2000                                                               $                   $                     $
--------------------------------------------------------------------------------------------------------------------
SALES                                                          2,244,280           12,299,978              236,917
                                                               ---------           ----------            ---------
(Loss) income from operations before
  depreciation and research and development                     (109,526)            (152,662)            (701,876)
Depreciation                                                      18,055               34,142               34,483
Research and development                                          81,686              555,993                6,028
                                                               ---------           ----------            ---------
(Loss) from operations before other income (expenses)           (209,267)            (742,797)            (742,387)
Interest income                                                       --               45,174                  977
Interest expense                                                  (4,892)             (22,924)             (85,602)
Other income, net                                                 19,918               34,159                1,193
(Loss) from equity investees                                          --                   --                   --
Gain on sale of holdings                                              --                   --                   --
                                                               ---------           ----------            ---------
Segment (loss) before (recovery) of income taxes                (194,241)            (686,388)            (825,819)
                                                               ---------           ----------            ---------
(Recovery) of income taxes                                            --                   --                   --
                                                               ---------           ----------            ---------
Net (loss) before minority interest                             (194,241)            (686,388)            (825,819)
Minority interest                                                     --              163,196                   --
                                                               ---------           ----------            ---------
Net (loss) from continuing operations                           (194,241)            (523,192)            (825,819)
Extraordinary gain                                                    --                   --              216,095
                                                               ---------           ----------            ---------
NET (LOSS) FROM SEGMENTS                                        (194,241)            (523,192)            (609,724)
                                                               =========           ==========            =========

Depreciation and amortization                                     43,795               39,482              355,730
Capital expenditures                                              98,704               58,461                8,331
Segment assets                                                   197,613              286,250            1,631,878

                                                              CORPORATE
                                                            ADMINISTRATION        ALL OTHER               TOTAL
2000                                                              $                   $
------------------------------------------------------------------------------------------------------------------
SALES                                                                 --           1,590,412            16,371,587
                                                              ----------          ----------            ----------
(Loss) income from operations before
  depreciation and research and development                   (2,367,005)           (781,008)           (4,112,077)
Depreciation                                                      20,447             175,181               282,308
Research and development                                              --              78,198               721,905
                                                              ----------          ----------            ----------
(Loss) from operations before other income (expenses)         (2,387,452)         (1,034,387)           (5,116,290)
Interest income                                                   60,384               1,403               107,938
Interest expense                                                      --             (47,033)             (160,451)
Other income, net                                                 59,804               9,728               124,802
(Loss) from equity investees                                  (1,634,367)                 --            (1,634,367)
Gain on sale of holdings                                         412,917                  --               412,917
                                                              ----------          ----------            ----------
Segment (loss) before (recovery) of income taxes              (3,488,714)         (1,070,289)           (6,265,451)
                                                              ----------          ----------            ----------
(Recovery) of income taxes                                      (439,566)                 --              (439,566)
                                                              ----------          ----------            ----------
Net (loss) before minority interest                           (3,049,148)         (1,070,289)           (5,825,885)
Minority interest                                                     --              85,911               249,107
                                                              ----------          ----------            ----------
Net (loss) from continuing operations                         (3,049,148)           (984,378)           (5,576,778)
Extraordinary gain                                                    --                  --               216,095
                                                              ----------          ----------            ----------
NET (LOSS) FROM SEGMENTS                                      (3,049,148)           (984,378)           (5,360,683)
                                                              ==========          ==========            ==========

Depreciation and amortization                                     20,448             892,497             1,351,952
Capital expenditures                                               6,612              15,572               187,680
Segment assets                                                    26,774           3,788,996             5,931,511

CVF TECHNOLOGIES CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31                              [Expressed in U.S. Currency]

18. SEGMENTED INFORMATION CONT'D

                                                                                    MACHINE           IDENTIFICATION
                                                            BIOREMEDIATION         CONTROLS               SYSTEMS
1999                                                               $                   $                     $
--------------------------------------------------------------------------------------------------------------------

SALES                                                          1,325,771           12,650,194              184,943
                                                               ---------           ----------            ---------
(Loss) income from operations before
  depreciation and research and development                      (89,100)             267,541             (652,734)
Depreciation                                                       9,434               32,761                9,558
Research and development                                           2,944              466,952               72,670
                                                               ---------           ----------            ---------
(Loss) from operations before other income (expenses)           (101,478)            (232,172)            (734,962)
Interest income                                                      147               11,364                  914
Interest expense                                                  (1,289)             (17,568)             (63,070)
Other income, net                                                 86,673               20,919                   --
(Loss) from equity investees                                          --                   --                   --
(Loss) on sale of holdings                                            --                   --                   --
                                                               ---------           ----------            ---------
Segment (loss) before provision for income taxes                 (15,947)            (217,457)            (797,118)
                                                               ---------           ----------            ---------
(Recovery) of income taxes                                            --                   --                   --
                                                               ---------           ----------            ---------
Net (loss) before minority interest                              (15,947)            (217,457)            (797,118)
                                                               ---------           ----------            ---------
Minority interest                                                     --                   --                   --
                                                               ---------           ----------            ---------
NET (LOSS) FROM CONTINUING OPERATIONS                            (15,947)            (217,457)            (797,118)
                                                               =========           ==========            =========

Depreciation and amortization                                     21,051               59,761              183,135
Capital expenditures                                                  --                3,567                   --
Segment assets                                                   147,655              338,051            2,050,474

                                                              CORPORATE
                                                            ADMINISTRATION        ALL OTHER               TOTAL
1999                                                              $                   $
------------------------------------------------------------------------------------------------------------------
SALES                                                                 --           1,659,856            15,820,764
                                                              ----------           ---------            ----------
(Loss) income from operations before
  depreciation and research and development                   (2,099,781)           (808,975)           (3,383,049)
Depreciation                                                      22,068              73,895               147,716
Research and development                                              --              95,580               638,146
                                                              ----------           ---------            ----------
(Loss) from operations before other income (expenses)         (2,121,849)           (978,450)           (4,168,911)
Interest income                                                   87,519              11,924               111,868
Interest expense                                                 (52,361)            (37,905)             (172,193)
Other income, net                                                163,390              11,413               282,395
(Loss) from equity investees                                  (1,292,600)                 --            (1,292,600)
(Loss) on sale of holdings                                       (97,720)                 --               (97,720)
                                                              ----------           ---------            ----------
Segment (loss) before provision for income taxes              (3,313,621)           (993,018)           (5,337,161)
                                                              ----------           ---------            ----------
(Recovery) of income taxes                                      (882,696)            (37,771)             (920,467)
                                                              ----------           ---------            ----------
Net (loss) before minority interest                           (2,430,925)           (955,247)           (4,416,694)
                                                              ----------           ---------            ----------
Minority interest                                                395,780                                   395,780
                                                              ----------           ---------            ----------
NET (LOSS) FROM CONTINUING OPERATIONS                         (2,035,145)           (955,247)           (4,020,914)
                                                              ==========           =========            ==========

Depreciation and amortization                                     22,068             700,598               986,613
Capital expenditures                                               4,296              16,046                23,909
Segment assets                                                    39,398           4,614,339             7,189,917

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001                                   [Expressed in U.S. Currency]

19. COMMITMENTS

The Company leases office equipment and property under operating leases expiring in various years through 2006.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2001 for each of the next five years and in aggregate are:

YEAR ENDED DECEMBER 31                                                      $
--------------------------------------------------------------------------------
2002                                                                     160,224
2003                                                                     118,585
2004                                                                      86,719
2005                                                                      59,964
2006                                                                      49,128
                                                                         -------
TOTAL MINIMUM FUTURE RENTAL PAYMENTS                                     474,620
                                                                         =======

Rental expense for the year was $252,761 [$227,331 for 2000; $253,030 for 1999].

20. CONTINGENCIES

The Company is involved from time to time in litigation, which arises in the normal course of business. In respect of these claims the Company believes it has valid defenses and/or appropriate insurance coverage in place. In management's judgment, no material exposure exists on the eventual settlement of such litigation, and accordingly, no provision has been made in the accompanying financial statements.

The Company is currently under a routine audit by the Internal Revenue Service ("IRS"). Although the audit is routine, the IRS has indicated that they will review the treatment of capital losses claimed in the prior year and refunds of 2,532,000 received in 2001. No assessments have been issued in this matter and the Company is unable to determine the likelihood of adjustments to prior year tax refunds, if any. No provision has been made in the accounts or in these financial statements with respect to this matter. Should an adjustment be proposed or assessed, management intends to defend the matter vigorously. The resolution of this matter may require several years.

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

21. SUBSEQUENT EVENTS

a]    HOLDINGS AVAILABLE FOR SALE.

      Subsequent to the year end, the Company continued to dispose of a portion of its holdings for sale. The proceeds of disposals from January 1, 2002 to April 10, 2002 were $614,859. The gain realized on disposals to that date was $224,237. The market value of holdings available for sale of RDM and Turbonsonic was $ 432,427 at April 10, 2002.

b]    GEMPRINT BANK LOAN.

      After year end, the Company agreed to settle the outstanding bank loan of Gemprint with the funds available from a term deposit, which the bank held as collateral. No gain or loss arose on the transaction.

c]    DANTEC.

      Subsequent to the year end, the Company approved a plan to dispose of its interest in Dantec. The Company accepted an offer to purchase its interest in Dantec and expects the net proceeds of sale will approximate the carrying value of its investment in Dantec. The reported revenue and loss of Dantec included in these financial statements for the 2001 year was $1,098,540 and $538,878 respectively. The consolidated balance sheet includes the following amounts in connection with Dantec.

                         Current Assets           $388,721
                         Fixed Assets               35,077
                         Goodwill                  481,488
                                                  --------
                                                  $905,286
                                                  ========

                         Current Liabilities      $710,426
                         Minority Interest         160,309
                         Preferred Stock            34,551
                                                  --------
                                                  $905,286
                                                  ========

22. COMPARATIVE FIGURES

     Certain comparative figures have been reclassified to conform with the presentations adopted for 2001.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a)   Directors and Executive Officers

The directors and executive officers of CVF are as follows:

NAME                     AGE      POSITION
------------------       ---      ----------------------------------------------
Jeffrey I. Dreben        56       Director; Chairman, Chief Executive
                                  Officer; and President
Robert B. Nally          54       Director; Chief Operating Officer, Chief
                                  Technology Officer, Secretary; and Treasurer
Robert L. Miller         50       Chief Financial Officer
Lawrence M. Casse        45       Vice President
George A. Khouri         55       Director; Consultant
Robert H. Glazier        53       Director

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

Robert L. Miller has been Chief Financial Officer of CVF since June 1999. Mr. Miller was previously Vice President of Finance/Controller for U.S. Appraisal, Inc. a national real estate appraisal firm. Prior to that he was with Pratt & Lambert United, Inc. for seventeen years, most recently as Vice President/Controller of their Consumer Group. From 1973 to 1979 he was with KPMG Peat Marwick in Buffalo, New York. Mr. Miller, a New York State Certified Public Accountant has a Bachelor of Science degree from Fairleigh Dickinson University.

Lawrence M. Casse has been a special consultant devoting his full time efforts to the Company since March 1997 and was appointed as Vice President in April 1998. From December 1993 to March 1997, Mr. Casse was President of Resonance Capital Corporation, a company involved in the business of advising and financing technology based companies in Canada and the United States. Mr. Casse has been actively involved in numerous technology-based companies as an investment banker, investor and consultant. Prior to December 1993, Mr. Casse was an investment analyst at Credifinance Securities Limited specializing in technology-based companies and had worked for a number of Canadian investment firms. Mr. Casse earned a Bachelor of Arts degree from the University of Toronto and has since taken numerous courses in electronics and software programming.

George A. Khouri has been a consultant to and a Director of CVF since April 1997. Since February 1999 Mr. Khouri has acted in the role of Managing Director of Avalon Group Ltd. From 1993 until September 1996, Mr. Khouri was managing Director-Capital Markets for Nomura Securities International Inc. Prior to that time, Mr. Khouri was a member of Trigon Group, an investment Banking boutique, and has served as President of Prudential Bache Capital Partners. Mr. Khouri received a Bachelor of Arts degree from Tufts University and a Masters degree in Business Administration, Investments, from New York University.

Robert H. Glazier has been an outside Director of CVF since January 1998. Mr. Glazier is founder, President and CEO of Donatech Corporation, an Iowa-based computer software consulting company. Before founding Donatech in 1986, Mr. Glazier was a manager on the Cruise Missile Program with General Dynamics Corporation for 3 years. He also held management positions at Oak Industries, California. Mr. Glazier holds a Masters Degree in Engineering from the University of California Berkley and a Bachelors degree in Engineering from Purdue University.

Section 16(a) Beneficial Ownership Reporting Compliance

During the fiscal year 2001 none of the officers and directors of CVF were late in filing a report under section 16(a) of the Exchange Act, except that Jeffrey
I. Dreben failed to timely file a report on Form 5 with respect to a donation transaction by his spouse and Robert B. Nally failed to timely file a report on Form 4 with respect to a purchase by his spouse.

ITEM 10 EXECUTIVE COMPENSATION

The following is a summary of the remuneration paid to the chief executive officer and all other executive officers and others whose total annual salary and bonus exceeds $100,000 for the period ending December 31, 2001 (the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

Name and                                                               Other
Principal                        Salary           Bonus            Compensation
Position              Year          $               $                    $
-----------------     ----      --------         -------           ------------
Jeffrey I. Dreben     1999      $200,000         $25,000                $0
  CEO and             2000      $200,000         $     0                $0
  President           2001      $200,000         $30,000 (4)            $0

Robert B. Nally       1999      $134,762 (1)     $25,000                $0
  COO, CTO,           2000      $134,740 (2)     $     0                $0
  Secretary and       2001      $129,220 (3)     $30,000 (4)            $0
  Treasurer

J. Murray Kierans     1999      $120,000         $     0                $0
  Vice President      2000      $120,000         $     0                $0
                      2001      $120,000 (5)     $10,000                $0

(1) Paid in Canadian currency but translated in the table to U.S. Currency. Based on the average exchange rate for 1999 of CND $1 - US $.6738

(2) Paid in Canadian currency but translated in the table to U.S. Currency. Based on the average exchange rate for 2000 of CND $1 - US $.6737

(3) Paid in Canadian currency but translated in the table to U.S. Currency. Based on the average exchange rate for 2001 of CND $1 - US $.6461

(4)   This bonus was paid in recognition of progress made during the year 2000.

(5)   Mr. Kierans served as an executive officer until December 2001.

OPTION/SAR GRANT TABLE

      The following table sets forth individual issuances of stock options to acquire common shares of CVF granted during the fiscal year ended December 31, 2001 to each of the Named Executive Officers.

                                         Percent of
                        Number of       Total options
                       Securities        Granted to
                       Underlying       Employees in     Exercise    Expiration
Name                 Options granted     Fiscal Year      Price         Date
-----------------    ---------------    -------------    --------   ------------
Jeffrey I. Dreben        160,000           32.7%           $0.55    May 29, 2006
Robert B. Nally          160,000           32.7%           $0.55    May 29, 2006
J. Murray Kierans         40,000            8.2%           $0.55    May 29, 2006

AGGREGATED OPTION/SAR EXERCISE AND FISCAL YEAR END OPTION/SAR VALUE TABLE

                                                                    Value of
                                                                   Unexercised
                                               Unexercised        In-the-money
                                                Options at         Options at
                       Shares                  Dec. 31, 2001      Dec. 31, 2001
                      Acquired      Value      Exercisable/        Exercisable/
Name                 On Exercise   Realized    Unexercisable      Unexercisable
------------------   -----------   --------   ----------------   ---------------
Jeffrey I. Dreben        NIL         NIL        460,000/NIL         $NIL/NIL
Robert B. Nally          NIL         NIL        460,000/NIL         $NIL/NIL

Director's Fees. CVF does not currently pay any additional fees to the directors who are also officers of or consultants to CVF. Mr. Khouri became a consultant to CVF in June 1997 and is paid $2,500 per month in consulting fees. See "Certain Transactions and Relationships." Mr. Glazier, appointed a director of CVF in January 1998, is entitled to receive $750 per Board of Directors meeting attended in person and $375 per telephonic Board meeting in which he participates. Directors do receive share options in connection with their services as directors of the corporation.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Voting Securities and Principal Holders

The following table sets forth, as of March 15, 2002, the approximate number of common shares of CVF owned of record or beneficially by each person who owned of record, or was known by CVF to own beneficially, more than 5% of CVF's common stock and the name and shareholdings of each officer and director, and all officers and directors as a group.

                                                NUMBER OF          PERCENTAGE OF
                                              COMMON SHARES        COMMON SHARES
NAME AND ADDRESS                           BENEFICIALLY OWNED          OWNED
--------------------                       ------------------      -------------
Jeffrey I. Dreben (1)                             650,644               6.4%
8604 Main Street, Suite 1
Williamsville, NY 14221

Robert B. Nally (1)                               661,644               6.5%
189 Mary Street
Waterloo, Ontario
Canada, N2J 1S1

Brant Investments Limited                       1,235,731              12.1%
c/o Royal Trust Corporation
 of Canada
Global Bank Plaza
200 Bay Street
Toronto, Ontario M5J 2J5

Prudential Insurance                              647,128               6.3%
Company of America
751 Broad Street
Newark, NY 07102

Laurence W. Lytton                                577,700               5.7%
28 Sherwood Place
Scarsdale, NY 10583

Directors and Officers                          1,647,288              16.1%
as a Group (6 persons) (1)(2)(3)(4)(5)

(1) Each of Messrs. Dreben and Nally amounts include 100,000 options held by each of Mr. Dreben and Mr. Nally to acquire CVF's common shares at an option price of $3.25; 100,000 options held by each of Mr. Dreben and Mr. Nally to acquire CVF's common shares at an option price of $2.88 per share; 100,000 options held by each of Mr. Dreben and Mr. Nally to acquire CVF's common shares at an option price of $2.875 per share and 160,000 options held by each of Mr. Dreben and Mr. Nally to acquire CVF's common shares at an option price of $.55 per share.

(2) Mr. Robert L. Miller, Chief Financial Officer of CVF, has been issued 75,000 Options to acquire common shares of CVF at an exercise price of $2.88 per Share and an additional 40,000 options to acquire CVF common shares at an option price of $.55 per share.

(3) Mr. Lawrence M. Casse, a Vice President of CVF, has been issued 20,000 options to acquire common shares of CVF at an exercise price of $3.25 per share and an additional 20,000 options to acquire CVF common shares at an option price of $.55 per share.

(4) Mr. Khouri has been issued 30,000 options to acquire CVF common shares at an option price of $2.88 per share; an additional 30,000 options to acquire CVF common shares at an option price of $2.875 per share; and an additional 20,000 options to acquire CVF common shares at an option price of $.55 per share.

(5) Mr. Glazier has been issued 20,000 options to acquire CVF common shares at an option price of $3.25; an additional 30,000 options to acquire CVF common shares at an option price of $2.88 per share; an additional 30,000 options to acquire CVF common shares at an option price of $2.875 per share; and an additional 20,000 options to acquire CVF common shares at an option price of $.55 per share.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Arrangements with Mr. Gissing. In connection with the resignation of Mr. Malcolm Gissing in May 1997, CVF agreed to pay Mr. Gissing a deferred retirement benefit of CN$6,000 per month for life.

Service Agreement with D and N Consulting. CVF entered into a Service Agreement dated February 10, 1997 with D and N Consulting Corporation ("D and N"), pursuant to which D and N are to provide a variety of administrative, managerial and clerical services to CVF. Under the Service Agreement, D and N would be responsible for all administrative requirements of CVF, including, but not limited to, maintaining the books of CVF, preparing periodic reports to the Board of Directors of CVF and providing office facilities and travel expenses. In return for the above services, D and N is to be paid a service fee based on an annual budget prepared by D and N and approved by the Board of Directors of CVF. In March, 2000 the term of the Service Agreement was extended to Mach 27, 2005. Messrs. Dreben and Nally are each officers and 50% shareholders of D and
N. CVF and D and N have mutually agreed to defer operation of the Service Agreement. Instead, the services continue to be provided by officers, employees and consultants of CVF. CVF has neither paid nor accrued service fees under the Service Agreement.

Consulting arrangement with Mr. Khouri. Effective December 1, 1999, there was an agreement with Mr. Khouri pursuant to which Mr. Khouri, reporting directly to the President, provided CVF with consulting services in exchange for which he received $5,802 per month and no other compensation other than share options as a director. In November, 2000, the monthly fee payable to Mr. Khouri under this consulting agreement was reduced to $2,500. The current agreement is for a one-year term and is renewable, if mutually agreed to by the parties. Upon termination of the current agreement, Mr. Khouri is to resign as a director. The President of CVF is to periodically review Mr. Khouri's performance and determine whether to continue Mr. Khouri's consulting arrangement with CVF.

Transactions with RDM Corporation. In September 2000, CVF purchased 270,000 warrants in RDM for a total price of CN$356,400 (US$237,184) based on the conversion price on September 29, 2000 of US$1.00 to CN$1.50. In April 2001, CVF purchased 25,000 additional common shares of RDM for a total price of CN$27,875 (US$17,687) on the open market. During 2000 CVF sold 282,500 common shares of RDM at an average price of US$2.41 resulting in a total gain of US$474,334. During 2001 CVF sold 909,100 common shares of RDM at an average price of US$0.915 resulting in a total gain of US$292,800. As of December 31, 2001 the total number of shares owned by CVF in RDM was 971,472 shares (approximately 5% of RDM's outstanding shares). Mr. Nally, an officer, director and nominee of CVF has been Chairman of RDM since 1995 and beneficially owns 1,909,383 common shares {approximately 10.4% of the outstanding shares) of RDM.

Services Agreement with Michael Dreben. CVF entered into a Services Agreement dated October 2, 2001 with Michael Dreben, the son of Jeffrey I. Dreben, CVF's President, Chairman and Chief Executive Officer. Pursuant to the Services Agreement, Michael Dreben will identify and assist in closing funding and merger and acquisition opportunities for CVF and the Corporations. In return for these services, Michael Dreben receives warrants to purchase 180,000 shares of CVF's common stock. These warrants vest monthly over the term of the agreement. The Services Agreement also entitles Michael Dreben to receive a cash fee upon the closing of such funding and merger and acquisition opportunities. The Services Agreement terminates upon 30 days' prior written notice by either party.

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K

(3)(i) Articles of Incorporation Incorporated by reference to the filing on Form 10SB dated May 29, 1997

(3)(ii) Amended and Restated Certificate of Designation of Series B 6% Convertible Preferred Stock, filed as an exhibit to CVF's Registration Statement on Form S-3 on December 30, 1999 and incorporated herein by reference.

(3)(iii) By-laws Incorporated by reference to the filing on Form 10SB dated May 29, 1997

(10) 2000 Stock Option Plan, filed as an exhibit to CVF's Schedule 14A on May 12, 2000 and incorporated by reference herein.

(21)        Subsidiaries of the Registrant, filed herewith.

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CVF Technologies Corporation


by: /s/ Jeffrey I. Dreben
    ------------------------------------
    Jeffrey I. Dreben, CEO and President
    (Principal Executive Officer)

date: April 15, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                             Title                       Date
---------                             -----                       ----
/s/ Jeffrey I. Dreben                 Director                    April 15, 2002
------------------------
Jeffrey I. Dreben

/s/ Robert B. Nally                   Director                    April 15, 2002
------------------------
Robert B. Nally

/s/ Robert H. Glazier                 Director                    April 15, 2002
------------------------
Robert H. Glazier

/s/ George A. Khouri                  Director                    April 15, 2002
------------------------
George A. Khouri

/s/ Robert L. Miller                  Chief Financial Officer     April 15, 2002
------------------------              (Principal Financial
Robert L. Miller                      and Accounting Officer)