Form 10QSB
period 2002-03-31
CVF TECHNOLOGIES CORP
filed 2002-05-20
CIK 1032997

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

CVF TECHNOLOGIES CORPORATION
(Exact name of small business issuer as specified in its charter)

NEVADA	0-29266	87-0429335
(State or other jurisdiction	(Commission File	(I.R.S.Employer
of incorporation or organization)	Number)	IdentificationNo.)

8604 Main Street, Suite 1
WILLIAMSVILLE, NEW YORK 14221
(716) 565-4711
(Address, including zip code, and telephone number,
including area code, of issuer’s principal executive offices)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     As of May 7, 2002, there were 10,201,219 shares of common stock, $0.001 par value per share, of the issuer outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2002	2001
	(unaudited)	(audited)

	(Note 2)	(Note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$269,284	$422,538
Restricted cash	126,798	126,748
Trade receivables	1,228,349	1,141,758
Inventory (Note 5)	981,005	972,804
Prepaid expenses and other	81,219	82,640

TOTAL CURRENT ASSETS	2,686,655	2,746,488
Property and equipment, net of accumulated depreciation	231,023	247,625
Holdings, carried at cost or equity	256,265	276,634
Holdings (in public companies) available for sale, at market	560,909	1,338,753
Technology, net of accumulated amortization	1,261,379	1,348,645
Goodwill, net of accumulated amortization	1,882,205	1,886,710

TOTAL ASSETS	$6,878,436	$7,844,855

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank indebtedness	$321,475	$287,417
Current portion of long-term debt	100,272	100,512
Subsidiary loans past due or in default	305,104	305,834
Trade payables and accrued liabilities	3,479,954	3,381,094
Debt equivalent	438,690	439,740

TOTAL CURRENT LIABILITIES	4,645,495	4,514,597

Deferred income taxes	573,098	776,583
Minority interest	490,960	578,024
Pension obligation	449,561	455,285
Preferred and other non-voting stock of subsidiaries	196,423	196,894

	1,710,042	2,006,786

Redeemable Series A preferred stock, $0.001 par value, redeemable at $18.25 per shares, authorized 500,000 shares, issued and outstanding 3,477 shares	63,455	63,455

	6,418,992	6,584,838

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, authorized 50,000,000 shares, 10,201,219 issued and 481,700 in treasury	10,683	10,399
Series B convertible preferred stock, $0.001 par value, liquidation preference of 30% of stated value, authorized, issued and outstanding 342,000 shares	342	345
Warrants	629,447	629,447
Additional paid in capital	27,215,233	27,191,238
Treasury stock	(2,747,174)	(2,746,129)
Accumulated other comprehensive loss	(941,142)	(676,633)
Accumulated deficit	(23,707,945)	(23,148,650)

TOTAL STOCKHOLDERS’ EQUITY	459,444	1,260,017

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,878,436	$7,844,855

See notes to consolidated financial statements

CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,

	2002	2001

	(Note 2)	(Note 2)

SALES	$2,483,116	$3,468,914
COST OF SALES	2,044,979	3,359,689

GROSS MARGIN	438,137	109,225

EXPENSES:
Selling, general and administrative	1,097,193	1,670,768
Research and development	105,483	270,070

TOTAL EXPENSES	1,202,676	1,940,838

(LOSS) FROM CONTINUING OPERATIONS BEFORE UNDER NOTED ITEMS	(764,539)	(1,831,613)

OTHER INCOME AND (EXPENSES):
Interest (expense), net	(27,110)	(23,840)
Other income, net	7,557	50,210
(Loss) from equity investees	(28,545)	(52,528)
Gain on sale of holdings	190,506	277,940

TOTAL OTHER INCOME AND (EXPENSES)	142,408	251,782

(LOSS) FROM CONTINUING OPERATIONS BEFORE RECOVERY OF INCOME TAXES	(622,131)	(1,579,831)
Recovery of income taxes	(28,445)	(28,447)

NET (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(593,686)	(1,551,384)
MINORITY INTEREST IN LOSS	85,752	161,130

NET (LOSS) FROM CONTINUING OPERATIONS	(507,934)	(1,390,254)
(Loss) from operations of discontinued segment (Note 3)	—	(34,747)

NET (LOSS)	(507,934)	(1,425,001)

BASIC (LOSS) PER SHARE	$(0.06)	$(0.16)

DILUTED (LOSS) PER SHARE	(0.06)	(0.16)

WEIGHTED SHARES USED IN COMPUTATION — BASIC	10,061,777	8,979,909

WEIGHTED SHARES USED IN COMPUTATION — DILUTED	10,061,777	8,979,909

See notes to consolidated financial statements

CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,

	2002	2001

	(Note 2)	(Note 2)
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss)	$(507,934)	$(1,425,001)
Adjustments to reconcile net (loss) from operating activities:
Depreciation and amortization	100,135	378,742
Loss from equity investees	28,545	52,528
Gain on sale of holdings	(190,506)	(277,940)
Common stock issued in lieu of cash	—	57,074
Minority interest in (losses) of subsidiaries	(85,752)	(191,383)
Pension expense	6,649	3,130
Changes in non-cash working capital items (Increase) decrease in trade receivables	(89,389)	591,603
Increase in inventory	(10,533)	(164,286)
Decrease (increase) in prepaid expenses and other	1,224	(2,242)
Decrease in income taxes receivable	—	2,471,211
Increase in trade payables and accrued liabilities	43,859	149,561
(Decrease) in income taxes payable	—	(1,911)

	(195,768)	3,066,087

CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(703,702)	1,641,086

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(5,522)
Investments in and advances to equity investees	(28,224)	(4,577)
Proceeds from sale of holdings	535,225	516,254

CASH PROVIDED BY INVESTING ACTIVITIES	507,001	506,155

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of debt	34,772	60,663
Decrease in restricted cash	(353)	—
Purchase of treasury stock	(1,045)	—
Redemption of shares in stock of subsidiaries	—	(19,617)
Purchase of holdings available for sale	(290)	—

CASH PROVIDED BY FINANCING ACTIVITIES	33,084	41,046

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	10,363	(71,579)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(153,254)	2,116,708
CASH AND CASH EQUIVALENTS — beginning of period	422,538	757,508

CASH AND CASH EQUIVALENTS — end of period	$269,284	$2,874,216

See notes to consolidated financial statements

CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES

STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended March 31,

	2002	2001

Net (loss)	$(507,934)	$(1,425,001)

Other comprehensive income, net of tax:
Foreign currency translation adjustments	(5,701)	(362,614)
Unrealized holding gains:
Unrealized holding losses arising during period (see note below)	(258,909)	(1,402,945)
Total other comprehensive income (loss)	(264,610)	(1,765,559)

Comprehensive (loss) during period	$(772,544)	$(3,190,560)

Note: Unrealized holding gains are net of tax expense (benefit) of ($172,606) and ($935,297)) for the three months ended March 31, 2002 and 2001 respectively

See notes to consolidated financial statements

CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2002 AND 2001
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

Certain of the comparative figures have been reclassified to conform with the presentation adopted in the current period.

2.     GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which presumes that assets will be realized and liabilities discharged in the normal course of business over the foreseeable future. The consolidated company’s current liabilities exceed its current assets and the consolidated company has incurred losses over the quarter and for the past several quarters, which have reduced the company’s cash reserves. These conditions raise substantial doubt about the consolidated company’s ability to continue in the normal course of business as a going concern as the company’s primary need for cash is to maintain its ability to support the operations of some of its companies and ultimately the carrying values, of its individual investee companies. During the first quarter 2002 two of its investee companies achieved operating profitability and one of these investee companies had positive cash flow. In April 2002 the company sold its interest in Dantec for $425,000 (see Note 10). The company is actively pursuing the sale of its interests in two of its other investee companies and has retained investment bankers in order to realize value and focus its efforts and resources. In addition, the company is using its marketable securities (which had a market value of $560,909 as of March 31, 2002) as a source of liquidity. The proceeds of any such sales will be used to increase cash reserves. In addition, the company will continue to assist its investee companies in their efforts to obtain outside financing in order to fund the growth and development of their respective businesses. The company’s ability to continue to realize assets and discharge liabilities in the normal course is uncertain and dependent on these and other initiatives. These financial statements do not include any of the adjustments to the amounts or classification of assets and liabilities that might be necessary should the company be unable to continue its business in the normal course.

3.     DISCONTINUED OPERATIONS

In September 2001, Elements (“Retail Products”), a subsidiary company of which CVF has a 61% interest, decided to discontinue its operations. The retail store and internet site were closed but will not be sold and the discontinuance is complete. Sales of the segment for the three month periods ended March 2001 were $93,410. The results in 2001 are shown on the income statement as a separate line item, “loss from operations of discontinued segment”.

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

5.     INVENTORY

Inventory consists of the following:

	March 31, 2002	December 31,2001

Raw Material	$587,527	$687,168
Finished goods	393,478	285,636

	$981,005	$972,804

6.     INVESTMENTS

The following table gives certain summarized unaudited financial information related to the Company’s equity basis holdings:

	Three Months Ended
	March 31,

	2002	2001

Net Sales	$27,949	$40,779
Gross profit on sales	22,919	40,283
Net (loss)	(34,936)	(55,802)

7.     INTERIM FINANCIAL STATEMENT DISCLOSURES

Certain information and footnote disclosures normally included in annual financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying unaudited interim financial statements. Reference is made to the Company’s audited financial statements for the year ended December 31, 2001 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2002.

8.     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

BUSINESS COMBINATIONS AND GOODWILL AND INTANGIBLE ASSETS

In June 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria which intangible assets acquired in purchase method business combinations after June 30, 2001 must meet to be recognized and reported apart from goodwill. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 requires that intangible assets with finite useful lives be amortized, and that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually.

The Company adopted the provisions of SFAS No. 141 on July 1, 2001. Such adoption had no effect on the Company’s financial position or results of operations. The Company adopted the provisions of SFAS No. 142 effective January 1, 2002, at which time the amortization of the Company’s existing goodwill ceased. The new standard also requires that the Company test the goodwill for impairment before June 30 2002. Any impairment, which arises as a result of the test will be charged to income. The amortization expense related to goodwill that would have been recorded during the quarter ended March 31, 2002 had the accounting standard not changed would have been $112,583. This would have increased the net loss to $620,517 and increased basic and fully diluted loss per share to ($.07).

ACCOUNTING FOR ASSET RETIREMENTS

In June 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires recognition of the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made effective for fiscal periods beginning after June 15, 2002. The Company is currently assessing SFAS 143 and the impact that adoption, in 2003, will have on the consolidated financial statements.

ACCOUNTING FOR IMPAIRMENT AND DISPOSAL OF LONG LIVED ASSETS

In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment and Disposal of Long Lived Assets”. SFAS 144 established a single model for the impairment of long lived assets and broadens the presentation of discountined operations to include more disposal transactions and is effective for fiscal periods beginning after December 15, 2001. Adoption of SFAS 144 may change the nature and extent of disclosure of the Company’s future asset disposals, and allocations between accounting periods.

9.     SEGMENTED INFORMATION

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

The Company evaluates performance and allocates resources based on continuing profit or loss from operations before income taxes, depreciation and research and development. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

There are no intersegment sales, transfers or profit or loss.

Industry Segments for the Three Months Ended March 31, 2002 and 2001

					Gem Identification
	Bio-remediation		Machine Controls		Systems	Corporate Admin		All Other		Total
2002	$		$		$	$		$		$
Sales		636,134		1,520,872	165,237		—		160,873		2,483,116
Income (loss) from continuing operations		89,739		(184,857)	8,697		(403,062)		(275,056))		(764,539)
Other income (expense)		3,162		46,074	(18,964)		162,318		35,570		228,160
Income (loss) from continuing operations before income taxes		92,901		(138,783)	(10,267)		(240,744)		(239,486)		(536,379)
2001
Sales		124,958		3,025,113	131,882		—		186,961		3,468,914
(Loss) from continuing operations		(152,506)		(153,090)	(165,298)		(633,639)		(727,080)		(1,831,613)
Other income (expense)		7,640		51,574	949		225,478		127,271		412,912
(Loss) from continuing operations before income taxes		(144,866)		(101,516)	(164,349)		(408,161)		(599,809)		(1,418,701)

10.     SUBSEQUENT EVENT

On April 19, 2002 the Company accepted an offer to dispose its interest in Dantec. The Company has continued to present the related net assets as “held for use” in the financial statements as the plan for sale was approved subsequent to the quarter end but prior to the issuance of the March 31, 2002 financial statements. The Company expects undiscounted cash flows of approximately $425,000, which are inclusive of net proceeds of the sale. The result will be a gain of approximately $385,000 on the expected disposal of Dantec, which will be recorded in the Company’s second quarter. The reported revenue of Dantec for the three-month periods of 2002 and 2001 were $67,155 and $52,062 respectively. The consolidated balance sheet includes the following amounts in connection with Dantec.

$

Current assets	334,815
Fixed Assets	32,861
Goodwill	480,337

848,013

Current liabilities	699,786
Minority interest	108,479
Preferred stock	39,748

848,013

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Critical Accounting Policies

CVF Technologies Corporation “CVF” or the “Company”) is involved in the business of developing and managing start-up and early stage companies primarily engaged in the information technology and environmental technology sectors. CVF’s mandate is to acquire significant holdings in new and emerging technology companies and then to assist them in their management, and through them to engage in their respective businesses. CVF’s current holdings include investments made in its investee companies during the period from 1989 to the present.

CVF’s mandate is to generate revenues and profits through consolidation of the operating results of its investee companies. CVF also endeavors to realize gains through the eventual sale of all or a portion of its holdings in these companies at such time as management determines that CVF’s funds can be better deployed in other industries or companies. CVF’s goal is to maximize the value of its holdings in its investee companies for the Company’s shareholders. One important way that CVF accomplishes this is by taking an investee company public at the appropriate time. This has been done with the investee companies Certicom Corporation and TurboSonic Technologies, Inc. CVF plans to offer its shareholders the opportunity to directly participate in public offerings of its investee companies, where this is considered appropriate.

After CVF’s initial investment, an investee company often requires additional capital to meet its business plan. Consequently, the Company actively assists its investee companies in obtaining additional capital which is usually sourced through CVF’s own resources or via other participants.

An understanding of our accounting policies is necessary for a complete analysis of our results, financial position, liquidity and trends. We focus your attention on the following accounting policies of the Company:

Going concern — The consolidated financial statements have been prepared on a going concern basis, which presumes that assets will be realized and liabilities discharged in the normal course of business over the foreseeable future. The consolidated company’s current liabilities exceed its current assets and the consolidated company has incurred losses over the quarter and for the past several quarters, which have reduced the company’s cash reserves.

These conditions raise substantial doubt about the consolidated company’s ability to continue in the normal course of business as a going concern. The company’s primary need for cash is to maintain its ability to support the operations and ultimately the carrying values, of its individual investee companies. During the first quarter 2002 two of its investee companies achieved operating profitability and one of these investee companies had positive cash flow. In April 2002 the Company sold its interest in Dantec for $425,000. The company is actively pursuing the sale of its interests in two other of its investee companies and has retained investment bankers in order to realize value and focus its efforts and resources. In addition, the company is using its marketable securities (which had a market value of $560,909 as of March 31, 2002) as a source of liquidity. The proceeds of any such sales will be used to increase cash reserves. In addition, the company will continue to assist its investee companies in their efforts to obtain outside financing in order to fund the growth and development of their respective businesses. The company’s ability to continue to realize assets and discharge liabilities in the normal course is uncertain and dependent on these and other initiatives. These financial statements do not include any of the adjustments to the amounts or classification of assets and liabilities that might be necessary should the company be unable to continue its business in the normal course.

Revenue recognition — Revenue from the sale of manufactured products is recognized when the goods are shipped and accepted by the customer. The Company recognizes revenue on long-term contracts on the percentage of completion basis, based on costs incurred relative to the estimated total contract costs.

Losses on such contracts are accrued when the estimate of total costs indicates that a loss will be realized. Contract billings in excess of costs and accrued profit margins are included as deferred revenue and included in current liabilities. Service revenue is recognized when the services are performed.

Inventory — Finished goods are stated at the lower of cost or market using the first-in, first-out method of costing. Raw materials are stated at the lower of cost or replacement value, using the first-in, first-out method.

Goodwill — Goodwill is recorded in connection with the acquisition of subsidiaries. Goodwill also exists in connection with the acquisition of equity basis holdings, representing the difference between the fair value of identifiable net assets of the underlying equity interest purchased and the amount paid for the interest. Goodwill is amortized over a period of 10 years. Amounts amortized in connection with subsidiaries are charged to amortization expense. The amortization of goodwill implied in the cost of equity investments is charged to gain or loss from equity investees. The Company assesses the recoverability of goodwill by determining whether the amortization of goodwill over its remaining life can be recovered through projected, undiscounted, future cash flows of the related companies. If an impairment is identified, goodwill is written down to the extent that the carrying value exceeds fair value.

Contingencies — The Company is involved from time to time in litigation, which arises in the normal course of business. In respect of these claims the Company believes it has valid defenses and/or appropriate insurance coverage in place. In management’s judgment, no material exposure exists on the eventual settlement of such litigation, and accordingly, no provision has been made in the accompanying financial statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001:

Consolidated sales of CVF Technologies Corporation for the three months ended March 31, 2002 amounted to $2,483,116, representing a decrease of $985,798 (28.4%) compared to sales of $3,468,914 for the same period in 2001. On a stand-alone basis, CVF has no sales from operations. Sales and gross profit from sales reflect the operations of CVF’s consolidated subsidiaries only. The consolidated subsidiaries are Biorem Technologies Inc. (“Biorem”), Dantec Corporation (“Dantec”), Grand Island Marketing Inc. (“Elements”), Gemprint™ Corporation (“Gemprint”), SRE Controls Inc. (“SRE”), Ecoval Corporation (“Ecoval”), CVF Capital Management Corporation (“CVF Capital Management”), Eastview Marketing One LLC, and Grand Island Marketing Two LLC. CVF records profit and loss using the equity method for companies in which CVF holds 50% to 20% ownership. These companies are Petrozyme Technologies Inc. (“Petrozyme”) and IMT Systems (“IMT”). The results of RDM Corporation (“RDM”) and TurboSonic Technologies Inc. (“TurboSonic”), companies in which CVF has less than 20% ownership, are not included in the Consolidated Statement of Operations. CVF’s investments in RDM and TurboSonic are carried at market value on the Consolidated Balance Sheet under Holdings Available for Sale.

For the three months ended March 31, 2002, Biorem’s sales increased by $511,177 or 409% compared to the same quarter of 2001. This increase was due to: 1) the result of accelerated bookings at the end of 2001, 2) a major biofilter media replacement project at a plant in Quebec, 3) the manufacture of four of the six modular BASYS units for a large odor control project in Alabama, and 4) work underway for three municipal odor control projects in South Carolina. Dantec’s sales in the first quarter of 2002 increased by $15,093 (29%) compared to the same quarter of 2001 due to very low volume in the 2001 period-less than 5% of the 2001 full year. Gemprint’s sales increased by $33,355 (25%) during the first quarter of 2002 compared to the same period in 2001 due to increased Gemprint registrations by new customers and a large order for gemprinting by a manufacturer of diamond rings, multi-stone bands and other items of jewelry). SRE’s sales decreased in the 2002 by $1,504,242 (50%) from the 2001 period due to the economic downturn. It is expected that as a result of the introduction of new products in 2002, there will be a significant increase in sales later in the year. During the first quarter of 2002, SRE continued full production on a strategic relationship contract (which began in the third quarter of 1998) with a major original equipment manufacturer (OEM). Ecoval’s sales decreased by $41,181 (31%) in the 2002 period compared to the 2001 period due to shifting in shipments of some orders forward into December 2001 and back to April 2002.

CVF’s gross margin of $438,137 for the first quarter of 2002 represents an increase of $328,912 (301%) from the same period last year. Gross margin as a percentage of sales increased to 17.6% for the first quarter of 2002 from 3.1% for the first quarter of 2001. This increase is mainly due to Biorem attaining higher gross margins than in the previous year due to higher sales volumes. Also, Ecoval had a 38.5% gross margin in the 2002 period compared to a lower gross margin in the first quarter of 2001. SRE, with an overall low gross margin had a significant sales decrease in the first quarter of 2002 due to the soft economy.

Selling, general and administrative expenses on a consolidated basis for the three months ended March 31, 2002 amounted to $1,097,193, representing a decrease of $573,575 (34.3%) compared to expense of $1,670,768 for the same period in 2001. Of this decrease, $258,394 is due to decreased amortization of goodwill which ceased in accordance with SFAS No. 142. Also, consulting fees were reduced by $85,638 (40%) and investor relations expense was reduced by $31,390 (88%). Other declines in expenses relate to the overall sales decrease in the first quarter of 2001. Management continues to undertake a concerted effort to effect an overall reduction in administrative costs. Over the past 6 months CVF has undertaken many initiatives to lower the Company’s expenses. (See further discussion in the Liquidity and Capital Resources section).

Research and development expenses for the first quarter of 2002 amounted to $105,483 compared to $270,070 incurred in the comparable 2001 period, or a decrease of $164,587 (61%). Spending was decreased at all the investee companies however, most of the decrease was at SRE (a $62,512 or 54% decrease) and Ecoval (a $59,220 or 70% decrease).

Net interest expense increased to $27,110 for the first quarter of 2002 compared to net interest expense of $23,840 for the first quarter of 2001. This increase is due to lower average cash balances invested during the 2002 period.

Other income earned by CVF in the first quarter of 2002 amounted to $7,557, representing a decrease of $42,653 over the comparable amount for the 2001 period. This decrease is mainly due to the settlement of an outstanding account payable of Gemprint for less than the recorded amount in the 2001 period.

Losses of CVF from equity holdings (entities in which CVF has a 50% or less ownership) decreased to $28,545 in the 2002 period from $52,528 in the 2001 period. This decrease is attributable to lower losses incurred in the 2002 period for both Petrozyme and IMT.

Gain on sale of holdings amounted to $190,506 in the 2002 period compared to $277,940 in the 2001 period. The gain in the 2002 period represents the sale of a portion of CVF’s holdings in RDM and TurboSonic and in the 2001 period the sale of a portion of CVF’s holdings in RDM.

Minority interest portion of the loss decreased to $85,752 in the first quarter of 2002 from $161,130 in the comparable 2001 period due to the attribution to minority interest of the smaller losses incurred by Dantec and SRE in the more recent period.

Loss from Operations of Discontinued Segment was $34,747 in the 2001 period. The Elements operation was closed in September 2001.

CVF recorded a net loss of $507,934 for the three months ended March 31, 2002 resulting from the operations described above. This compares to a net loss of $1,425,001 incurred in the corresponding period of 2001.

LIQUIDITY AND CAPITAL RESOURCES:

Stockholders’ equity as of March 31, 2002 amounted to $459,444 compared to $1,260,017 at December 31, 2001. This net decrease of $800,573 is primarily attributable to the net loss of $507,934 and a decrease of $258,909 in unrealized gains on investment holdings which was recognized in the same period.

The current ratio of CVF at March 31, 2002 is .58 to 1., which has declined from .61 to 1 at December 31, 2001. This decline in the current ratio is attributable to the use of cash and cash equivalents to fund ongoing operations during the first three months of 2002. If the holdings in public companies available for sale were classified as a current asset, then the current ratio would improve to .70 to 1.

CVF sold its investment in Dantec, one of its investee companies, for gross proceeds of $900,000 Cdn., on April 19, 2002. In addition, CVF is using its publicly traded marketable securities (which are not included in its current assets but which had a market value of $560,909 as of March 31, 2002) as a source of liquidity.

CVF management anticipates that over the next twelve month period CVF should have sufficient cash from various sources to sustain itself. Between cash on hand and marketable securities available for sale at March 31, 2002, plus the sale and closing of Dantec (which took place on April 19, 2002) and the potential sales of a portion of its holdings in certain investee companies, the company expects to have enough cash to fund itself and its investee companies. Additionally, the parent company has no outside debt and a line of credit will be sought.

Management’s analysis of cash resources was included in the December 31, 2001, 10KSB. The analysis included anticipated net proceeds from sale of Dantec of $564,000 in April 2002 and net cash outflows from operations of $623,000. The company will receive net proceeds of $425,000 from the disposition of Dantec and incurred net cash outflows from operations of $704,000. The shortfall resulting from these variances has been mitigated to some extent by gains on disposition of marketable securities. Management continues to carefully monitor and manage the company’s liquidity and believes that the analysis included in the 10K is a reasonable indication of anticipated overall cash flows. The Company intends to mitigate the net cash outflow by selling more of its holdings or a portion of its holdings in certain investee companies.

Over the past 6 months CVF has undertaken many initiatives to lower its expenses. These initiatives have included lowering the head count of its office staff as well as the elimination of one executive position. Also, the office in Charlotte was closed and the headquarters office relocated resulting in lower costs. The office closing/relocation and manpower reduction itself should save CVF approximately $200,000 per year going forward. The use of consultants has been reduced except those consultants who have agreed to receive their fee in CVF common shares. Travel and entertainment has been significantly reduced over the last few months and will continue at the reduced level going forward. CVF management has adopted a very aggressive cost and expenditure controls and monitoring policy.

The Company will no longer be required to fund Dantec as the investment in Dantec was sold in April 2002. Also, Gemprint had a record sales month in March 2002 and had positive cash flow for the first time in the first quarter of 2002. The changes in Ecoval have also resulted in significantly lower costs and Biorem reported higher sales activity in the first quarter of 2002 than in all of 2001. Biorem also expects to provide cash to the Company later in 2002. The Elements operation was shut down in September 2001 requiring zero cash after that date from CVF.

FORWARD LOOKING STATEMENTS

CVF believes that certain statements contained in this Quarterly Report on Form 10-QSB constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to vary materially from the Company’s expected results, performance or achievements. These factors include, among others, the following:

•	general economic and business conditions;

•	foreign currency fluctuations, particularly involving Canada:

•	the Company’s ability to find additional suitable investments and the ability of those investments to generate an acceptable return on invested capital; and

•	the uncertainties and risks involved in investing in early-stage development companies which can arise because of the lack of a customer base, lack of name recognition and credibility, the need to bring in experienced management and the need to develop and refine the business and its operations, among other reasons.

The Company will not update any forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements.

PART II — OTHER INFORMATION

Item 2. Changes in Securities

     In February 2002, the Company issued 76,896 shares of its common stock to Leo Hirsch and 24,280 shares of its common stock to James Sbrolla in consideration of consulting services rendered to the Company. These transactions were exempt from registration under Section 4 (2) of the Securities Act of 1933, as amended.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
(11)	Statement re computation of per share earnings
(b)	Reports on Form 8-K.
None.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: May 20, 2002

CVF TECHNOLOGIES CORPORATION

By: /s/ Jeffrey I. Dreben Name: Jeffrey I. Dreben Title: Chairman of the Board, President and Chief Executive Officer

By: /s/ Robert L. Miller Name: Robert L. Miller Title: Chief Financial Officer

EXHIBIT INDEX

No.	Description

11	Statement re computation of per share earnings