Form 10QSB
period 2002-06-30
CVF TECHNOLOGIES CORP
filed 2002-08-14
CIK 1032997

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549






                                   FORM 10-QSB

                                QUARTERLY REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002



                          CVF TECHNOLOGIES CORPORATION
        (Exact name of small business issuer as specified in its charter)

             NEVADA                      0-29266               87-0429335
  (State or other jurisdiction       (Commission File       (I.R.S. Employer
of incorporation or organization)        Number)           Identification No.)

                            8604 Main Street, Suite 1
                          WILLIAMSVILLE, NEW YORK 14221
                                 (716) 565-4711
               (Address, including zip code, and telephone number,
          including area code, of issuer's principal executive offices)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     As of August 2, 2002, there were 10,504,325 shares of common stock, $0.001 par value per share, of the issuer outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                  CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                   June 30,   December 31,
                                                                                     2002        2001
                                                                                 (unaudited)   (audited)
                                                                                  ----------   ----------
                                                                                   (Note 2)     (Note 2)
                                     ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                                   $  369,422   $  422,538
      Restricted cash                                                                     --      126,748
      Trade receivables                                                            1,199,363    1,141,758
      Inventory (Note 5)                                                             446,252      972,804
      Prepaid expenses and other                                                      67,919       82,640
      Income taxes receivable                                                      1,032,084           --
                                                                                  ----------   ----------
           TOTAL CURRENT ASSETS                                                    3,115,040    2,746,488
Property and equipment, net of accumulated depreciation                              197,915      247,625
Holdings, carried at cost or equity                                                  270,313      276,634
Holdings (in public companies) available for sale, at market                         365,604    1,338,753
Technology, net of accumulated amortization                                        1,238,577    1,348,645
Goodwill, net of accumulated amortization                                          1,474,790    1,886,710
                                                                                  ----------   ----------
           TOTAL ASSETS                                                           $6,662,239   $7,844,855
                                                                                  ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Bank indebtedness                                                           $  171,665   $  287,417
      Current portion of long-term debt                                              105,488      100,512
      Subsidiary loans past due or in default                                        189,115      305,834
      Trade payables and accrued liabilities                                       2,693,264    3,381,094
      Debt equivalent                                                                     --      439,740
                                                                                  ----------   ----------
           TOTAL CURRENT LIABILITIES                                               3,159,532    4,514,597
                                                                                  ----------   ----------
Deferred income taxes                                                              1,138,564      776,583
Minority interest                                                                    353,339      578,024
Pension obligation                                                                   467,951      455,285
Preferred and other non-voting stock of subsidiaries                                 164,825      196,894
                                                                                  ----------   ----------
                                                                                   2,124,679    2,006,786
                                                                                  ----------   ----------
Redeemable Series A preferred stock, $0.001 par value, redeemable at $18.25 per shares, authorized 500,000 shares,
         issued and outstanding 3,477 shares                                          63,455       63,455
                                                                                  ----------   ----------
                                                                                   5,347,666    6,584,838
                                                                                  ----------   ----------

STOCKHOLDERS' EQUITY:
      Common stock, $0.001 par value, authorized 50,000,000 shares,
          10,504,325 issued and 481,700  in treasury                                  10,986       10,399
      Series B convertible preferred stock, $0.001 par value,
         liquidation preference of 130% of stated value, authorized,
         issued and outstanding 342,000 shares                                           339          345
      Warrants                                                                       740,541      629,447
      Additional paid in capital                                                  27,332,395   27,191,238
      Treasury stock                                                              (2,747,174)  (2,746,129)
      Accumulated other comprehensive loss                                          (738,577)    (676,633)
      Accumulated deficit                                                        (23,283,937) (23,148,650)
                                                                                  ----------   ----------
           TOTAL STOCKHOLDERS' EQUITY                                              1,314,573    1,260,017
                                                                                  ----------   ----------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 6,662,239   $7,844,855
                                                                                 ===========   ==========


                 See notes to consolidated financial statements

                  CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                                                                 Three months ended June 30,      Six months ended June 30,
                                                                    2002             2001            2002            2001
                                                                 ------------    ------------    ------------    ------------
                                                                  (Note 2)          (Note 2)        (Note 2)       (Note 2)
SALES                                                            $  1,528,885    $  3,356,564    $  4,012,001    $  6,825,478
COST OF SALES                                                         842,285       2,886,657       2,887,264       6,246,346
                                                                 ------------    ------------    ------------    ------------
GROSS MARGIN                                                          686,600         469,907       1,124,737         579,132
                                                                 ------------    ------------    ------------    ------------

EXPENSES:
      Selling, general and administrative                           1,201,181       1,780,451       2,298,374       3,451,219
      Research and development                                         95,090         219,272         200,573         489,342
                                                                 ------------    ------------    ------------    ------------
           TOTAL EXPENSES                                           1,296,271       1,999,723       2,498,947       3,940,561
                                                                 ------------    ------------    ------------    ------------
(LOSS) FROM CONTINUING OPERATIONS BEFORE UNDER NOTED ITEMS           (609,671)     (1,529,816)     (1,374,210)     (3,361,429)
                                                                 ------------    ------------    ------------    ------------

OTHER INCOME AND (EXPENSES):
      Interest (expense), net                                         (34,077)        (19,060)        (61,187)        (42,900)
      Other income (expense), net                                      19,162         (22,477)         26,719          27,733
      Income (Loss) from equity investees                                 310         (94,204)        (28,235)       (146,732)
      Gain on sale of holdings                                         63,491          22,200         253,997         300,140
      Gain on sale of subsidiary (Note 8)                             516,245              --         516,245              --
                                                                 ------------    ------------    ------------    ------------
           TOTAL OTHER INCOME AND (EXPENSES)                          565,131        (113,541)        707,539         138,241
                                                                 ------------    ------------    ------------    ------------

(LOSS) FROM CONTINUING OPERATIONS BEFORE
      RECOVERY OF INCOME TAXES                                        (44,540)     (1,643,357)       (666,671)     (3,223,188)
      Provision for (Recovery of) income taxes                       (446,049)          1,252        (474,494)        (27,195)
                                                                 ------------    ------------    ------------    ------------

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY          401,509      (1,644,609)       (192,177)     (3,195,993)
      INTEREST
MINORITY INTEREST IN LOSS                                              73,389         117,171         159,141         278,301
                                                                 ------------    ------------    ------------    ------------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS                          474,898      (1,527,438)        (33,036)     (2,917,692)
       Income (Loss) from operations of discontinued
         segment (Note 3)                                                  --         (38,317)             --         (73,064)
                                                                 ------------    ------------    ------------    ------------
NET INCOME (LOSS)                                                     474,898      (1,565,755)        (33,036)     (2,990,756)
                                                                 ============    ============    ============    ============
BASIC INCOME (LOSS) PER SHARE                                    $       0.04    $      (0.18)   $      (0.01)   $      (0.34)
                                                                 ============    ============    ============    ============
DILUTED INCOME (LOSS) PER SHARE                                          0.03           (0.18)          (0.01)          (0.34)
                                                                 ============    ============    ============    ============
WEIGHTED SHARES USED IN COMPUTATION - BASIC                        10,314,467       9,195,435      10,188,820       9,093,531
                                                                 ============    ============    ============    ============
WEIGHTED SHARES USED IN COMPUTATION - DILUTED                      12,672,251       9,195,435      10,188,820       9,093,531
                                                                 ============    ============    ============    ============


                 See notes to consolidated financial statements

                  CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                                                Six Months Ended June 30,
                                                                       -------------------------------------------
                                                                           2002                        2001
                                                                       ---------------             ---------------
                                                                         (Note 2)                     (Note 2)
CASH FLOW FROM OPERATING ACTIVITIES:
      Net (loss)                                                       $       (33,036)            $    (2,990,756)
      Adjustments to reconcile net (loss) from operating activities:
           Depreciation and amortization                                       200,279                     755,904
           Loss from equity investees                                           28,235                     146,732
           Gain on sale of holdings                                           (253,997)                   (300,140)
           Gain from sale of subsidiary                                       (516,245)                         --
           Common stock issued in lieu of cash                                      --                      57,074
           Minority interest in (losses) of subsidiaries                      (159,141)                   (336,195)
           Warrants compensation                                                34,767                          --
           Stock options compensation                                          117,462                          --
           Deferred income tax expense                                         578,432                          --
           Pension expense                                                      13,362                      10,039
           Loss from sale of subsidiaries shares                                    --                      50,769
      Changes in non-cash working capital items
           Decrease in trade receivables                                       170,264                     864,152
           Decrease (increase) in inventory                                    345,250                    (213,852)
           Decrease (increase) in prepaid expenses and other                     9,810                     (19,013)
           Decrease (increase) in income taxes receivable                   (1,032,084)                  2,464,408
           (Decrease) in trade payables and accrued liabilities               (767,409)                   (480,340)
           (Decrease) in income taxes payable                                       --                      (1,906)
                                                                       ---------------             ---------------
                                                                            (1,231,015)                  2,997,632
                                                                       ---------------             ---------------
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                             (1,264,051)                      6,876
                                                                       ---------------             ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      (Purchase) disposal of property and equipment                             (3,424)                    (27,463)
      Investments in and advances to equity investees                          (28,602)                     (4,577)
      Proceeds from sale of holdings                                           734,283                     584,078
      Purchase of holdings available for sale                                     (290)                    (18,177)
      Proceeds from sale of subsidiary                                         494,878                          --
                                                                       ---------------             ---------------
CASH PROVIDED BY INVESTING ACTIVITIES                                        1,196,845                     533,861
                                                                       ---------------             ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings (reduction) of debt                                                --                      82,963
      Increase in bank indebtedness                                           (125,309)                         --
      Decrease in restricted cash                                              127,608                          --
      Purchase of treasury stock                                                (1,045)                    (29,303)
      Redemption of shares in stock of subsidiaries                                 --                     (19,563)
                                                                       ---------------             ---------------
CASH PROVIDED BY FINANCING ACTIVITIES                                            1,254                      34,097
                                                                       ---------------             ---------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
      CASH EQUIVALENTS                                                          12,836                      54,139
                                                                       ---------------             ---------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                           (53,116)                    628,973
CASH AND CASH EQUIVALENTS - beginning of period                                422,538                     757,508
                                                                       ---------------             ---------------
CASH AND CASH EQUIVALENTS - end of period                              $       369,422             $     1,386,481
                                                                       ===============             ===============



                 See notes to consolidated financial statements

                  CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                        STATEMENT OF COMPREHENSIVE INCOME

                                   (UNAUDITED)





                                                                             Three months ended            Six months ended
                                                                                  June 30,                     June 30,
                                                                            2002           2001           2002           2001
                                                                         -----------    -----------    -----------    -----------
Net income (loss)                                                        $   474,898    $(1,565,755)   $   (33,036)   $(2,990,756)
                                                                         -----------    -----------    -----------    -----------
Other comprehensive income, net of tax:
      Foreign currency translation adjustments                               249,211        294,940        243,510        (67,674)
      Unrealized holding gains:
      Unrealized holding losses arising during period (see note below)       (46,545)      (154,761)      (305,454)    (1,557,706)
      Total other comprehensive income (loss)                                202,666        140,179        (61,944)    (1,625,380)
                                                                         -----------    -----------    -----------    -----------
      Comprehensive (loss) during period                                 $   677,564    $(1,425,576)   $   (94,980)   $(4,616,136)
                                                                         ===========    ===========    ===========    ===========


        Note: Unrealized holding gains are net of tax (benefit) of ($31,030) and ($100,474)) for the three months ended June 30, 2002 and 2001 respectively and ($203,636) and ($1,038,471) for the six months ended June 30, 2002 and 2001 respectively.

                 See notes to consolidated financial statements

                  CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)


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

2.       GOING CONCERN

                  These consolidated financial statements have been prepared on a going concern basis, which presumes that assets will be realized and liabilities discharged in the normal course of business over the foreseeable future. The Company's current liabilities exceed its current assets and the Company has incurred operating losses over the quarter and for the past several quarters, which have reduced the company's cash reserves. These conditions raise doubt about the Company's ability to continue in the normal course of business as a going concern as the Company's primary need for cash is to maintain its ability to support the operations of some of its investee companies and ultimately the carrying values, of investee companies.

                  The company has taken and continues to take steps to improve its liquidity and overall financial position. During the second quarter, the Company filed a loss carry back claim with the Internal Revenue Service and in July 2002 received a refund totaling $1,032,084. In April 2002 the Company sold its interest in Dantec for $572,600 and realized a gain of $516,245 on the sale. The Company is actively pursuing the sale of its interests in two of its other investee companies and has retained investment bankers in order to realize value and focus its efforts and resources. In addition, the company is using its marketable securities (which had a market value of $365,604 as of June 30, 2002) as a source of liquidity. The proceeds of any such sales will be used to increase cash reserves.

                  During the first six months of 2002 two of its investee companies achieved operating profitability and one of these investee companies had positive cash flow. The Company will continue to assist its investee companies in their efforts to obtain outside financing in order to fund the growth and development of their respective businesses.

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

3.       DISCONTINUED OPERATIONS/SEGMENT

                  In September 2001, Elements ("Retail Products"), a subsidiary company of which CVF has a 61% interest, decided to discontinue its operations. The retail store and internet site were closed but will not be sold and the discontinuance is complete. Sales of the segment for the six month period ended June 2001 were $167,588. The results in 2001 are shown on the income statement as a separate line item, "loss from operations of discontinued segment".

4.       INCOME (LOSS) PER SHARE

                  Basic earnings (loss) per share is computed by dividing net income (loss) from continuing operations available to common stockholders from continuing operations by the weighted average number of common shares outstanding during the period. The net income (loss) from continuing operations available to common stockholders consists of net income (loss) from continuing operations reduced by the dividends on the Company's Series A and B preferred stock. Diluted earnings
         (loss) per share reflects the per share amount that would have resulted if diluted potential common stock had been converted to common stock, as prescribed by SFAS 128.

5.       INVENTORY

                  Inventory consists of the following:

                          June 30, 2002   December 31,2001
                          -------------   ----------------
         Raw Material     $     218,627   $        687,168
         Finished goods         227,625            285,636
                          -------------   ----------------
                          $     446,252   $        972,804
                          =============   ================

6.       INVESTMENTS

                  The following table provides certain summarized unaudited financial information related to the Company's equity basis holdings:

                                                      Six Months Ended
                                                          June 30,
                                            -----------------------------------
                                                  2002               2001
                                            -----------------------------------
Net Sales                                   $        49,319     $        68,012
Gross profit on sales                                32,196              67,155
Net  (loss)                                 $       (84,942)    $      (166,650)

7.       REVENUE

         A significant portion of the Company's revenue has been derived from sales by its subsidiary SRE. SRE develops and manufactures certain controls that are added to machine parts and supplied to an original equipment manufacturer
(OEM). Prior to April 1, 2002, the company was required to supply the machine part (at no mark-up) and the SRE developed control under this arrangement. The agreement with the OEM was amended at the beginning of the current quarter, such that SRE is no longer required to supply the machine part. As a result of this change in the business arrangement, CVF no longer records the value of the machine part in its sales or cost of sales. Had this arrangement not changed, the Company's sales and cost of sales for the quarter, and year to date would each have been $1,109,700 greater than the reported amount. The change in this arrangement has had no effect on the Company's gross margin dollars.

8.       SALE OF SUBSIDIARY

         During the current quarter, as part of its business plan, the Company completed the sale of its interests in its subsidiary Dantec Corporation (Dantec). The proceeds on sale of CVF's interests were $572,600 and the company recorded a gain on sale of $516,245.

9.       SERIES B PREFERRED DIVIDENDS

         The Company's Series B Preferred accrues dividends payable semi-annually in arrears on June 30 and December 31 of each year, in cash or shares of common stock at the company's option, out of funds legally available for the payment of dividends and when, as and if declared by the board of directors, at the Company's option, at the rate of 6% per annum on the liquidation preference thereof ($3.42 million at June 30, 2002).


         The Company has made payment of all dividends due prior to the June 30, 2002 payment date in shares of common stock. By its terms, the Series B Preferred limits the number of shares of common stock that may be used for the payment of dividends. As of June 30, 2002, an aggregate of 34,131 shares are available for payment of dividends on the Series B Preferred. The Company has determined that, in accordance with the Nevada General Corporation Law, with respect to the remaining dividend, $94,571 as of June 30, 2002, there are no funds legally available for the payment of this dividend. Additional dividends on the Series B Preferred that accrue after June 30, 2002 will be payable in cash at a dividend rate of 10% per annum. This dividend rate will apply until all accrued and unpaid dividends are paid in full.

10.      INTERIM FINANCIAL STATEMENT DISCLOSURES

                  Certain information and footnote disclosures normally included in annual financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying unaudited interim financial statements. Reference is made to the Company's audited financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2002.

11.      IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         BUSINESS COMBINATIONS AND GOODWILL AND INTANGIBLE ASSETS

                  In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria which intangible assets acquired in purchase method business combinations after June 30, 2001 must meet to be recognized and reported apart from goodwill. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition.

         SFAS No. 142 requires that intangible assets with finite useful lives be amortized, and that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually.

         The Company adopted the provisions of SFAS No. 141 on July 1, 2001. Such adoption had no effect on the Company's financial position or results of operations. The Company adopted the provisions of SFAS No. 142 effective January 1, 2002, at which time the amortization of the Company's existing goodwill ceased. The new standard also requires that the Company test the goodwill for impairment before June 30, 2002.

         Any impairment, which arises as a result of the test will be charged to income. The Company's goodwill has been tested and no impairment exists as at June 30, 2002. The amortization expense related to goodwill that was recorded during the first six month period of 2001 was $514,808.

         Therefore if this change had been adopted in 2001 the loss for the first six months of 2001 would have decreased to $2,475,948 or $.28 per share (an improvement of $.06 per share). The Company considers its intangibles to have a finite life and as such are continuing to amortize its intangible assets.

          ACCOUNTING FOR ASSET RETIREMENTS

                  In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations" which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires recognition of the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made effective for fiscal periods beginning after June 15, 2002. The Company is currently assessing SFAS 143 and the impact that adoption, in 2003, will have on the consolidated financial statements.

         ACCOUNTING FOR IMPAIRMENT AND DISPOSAL OF LONG LIVED ASSETS

                  In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment and Disposal of Long Lived Assets". SFAS 144 established a single model for the impairment of long lived assets and broadens the presentation of discontinued operations to include more disposal transactions and is effective for fiscal periods beginning after December 15, 2001. Adoption of SFAS 144 may change the nature and extent of disclosure of the Company's future asset disposals, and allocations between accounting periods.

12.      STOCK OPTIONS AND WARRANTS

                  The Compensation Committee of the Board of Directors approved an adjustment to the exercise price for all options held by our employees, including our executive officers, as well as certain consultants. The revised exercise price was established by reference to the closing bid price of the Company's common stock on April 16, 2002, which was $0.16. Options to purchase approximately 1,405,000 shares of common stock were repriced resulting in a charge to income of $89,362. The repriced options are all fully vested. Beginning in the quarter ended June 30, 2002, these options are subject to variable plan accounting using the intrinsic value method. This accounting requires a charge to income for the vested options when the market price of the Company's stock exceeds $0.16. The closing bid price at June 30, 2002 was $0.18, which was $0.02 higher than the exercise price for these options resulting in an additional charge to income of $28,100 for the quarter ended June 30, 2002.

                  The Company also issued warrants which were priced at $0.16 on April 16, 2002. The warrants are fully vested and are subject to fair value accounting. The charge to income for the warrants issued was $34,767 and $76,326 recorded as receivable from certain directors.


13.      SEGMENTED INFORMATION

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

         Industry Segments for the Six Months Ended June 30, 2002 and 2001

                                                            Gem
                                Bio-       Machine     Identification  Corporate
                           remediation     Controls       Systems        Admin       All Other      Total
2002                              $            $             $              $              $            $
----
Sales                       1,524,236     1,803,497       328,581            --       355,687     4,012,001
Income (loss) from
continuing operations         264,255      (370,008)       11,283      (820,790)     (458,950)   (1,374,210)
Other income (expense)         (2,121)       99,524       (38,809)      742,655        65,431       866,680
Income (loss) from
continuing operations
before income  taxes          262,134      (270,484)      (27,526)      (78,135)     (393,519)     (507,530)

2001
----
Sales                         610,639     5,432,102       216,090            --       566,647     6,825,478
(Loss) from continuing
operations                   (119,997)     (376,370)     (402,595)   (1,087,523)   (1,374,944)   (3,361,429)
Other income (expense)          8,798       115,334      (379,111)      476,433       195,088       416,542
(Loss) from continuing
operations before income
taxes                        (111,199)     (261,036)     (781,706)     (611,090)   (1,179,856)   (2,944,887)

14.      CONTINGENCIES

                  The Company is currently under a routine audit by the Internal Revenue Service ("IRS"). Although the audit is routine, the IRS has indicated that they will review the treatment of capital losses claimed in the prior year and refunds of $2,532,000 received in 2001. No assessments have been issued in this matter and the Company is unable to determine the likelihood of adjustments to prior year tax refunds, if any. Should an adjustment be proposed or assessed, management intends to defend the matter vigorously. The resolution of this matter may require several years.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Going concern - These consolidated financial statements have been prepared on a going concern basis, which presumes that assets will be realized and liabilities discharged in the normal course of business over the foreseeable future. The Company's current liabilities exceed its current assets and the Company has incurred operating losses over the quarter and for the past several quarters, which have reduced the company's cash reserves. These conditions raise doubt about the Company's ability to continue in the normal course of business as a going concern as the Company's primary need for cash is to maintain its ability to support the operations of some of its investee companies and ultimately the carrying values, of investee companies.

The company has taken and continues to take steps to improve its liquidity and overall financial position. During the second quarter, the Company filed a loss carry back claim with the Internal Revenue Service and in July 2002 received a refund totaling $1,032,084. In April 2002 the Company sold its interest in Dantec for $572,600 and realized a gain of $516,245 on the sale. The Company is actively pursuing the sale of its interests in two of its other investee companies and has retained investment bankers in order to realize value and focus its efforts and resources. In addition, the company is using its marketable securities (which had a market value of $365,604 as of June 30, 2002) as a source of liquidity. The proceeds of any such sales will be used to increase cash reserves.

During the first six months of 2002 two of its investee companies achieved operating profitability and one of these investee companies had positive cash flow. The Company will continue to assist its investee companies in their efforts to obtain outside financing in order to fund the growth and development of their respective businesses.

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

Goodwill - In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria which intangible assets acquired in purchase method business combinations after June 30, 2001 must meet to be recognized and reported apart from goodwill. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 requires that intangible assets with finite useful lives be amortized, and that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually.

The Company adopted the provisions of SFAS No. 141 on July 1, 2001. Such adoption had no effect on the Company's financial position or results of operations. The Company adopted the provisions of SFAS No. 142 effective January 1, 2002, at which time the amortization of the Company's existing goodwill ceased. The new standard also required that the Company test the goodwill for impairment before June 30, 2002. Any impairment, which arises as a result of the test will be charged to income. The Company's goodwill has been tested and no impairment exists as at June 30, 2002. The amortization expense related to goodwill that was recorded during the first six month period of 2001 was $514,808. Therefore if this change had been adopted in 2001 the loss for the first six months of 2001 would have decreased to $2,475,948 or $.28 per share (an improvement of $.06 per share). The Company considers its intangibles to have a finite life and as such are continuing to amortize its intangible ASSETS.

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

The Company is currently under a routine audit by the Internal Revenue Service ("IRS"). Although the audit is routine, the IRS has indicated that they will review the treatment of capital losses claimed in the prior year and refunds of $2,532,000 received in 2001. No assessments have been issued in this matter and the Company is unable to determine the likelihood of adjustments to prior year tax refunds, if any. Should an adjustment be proposed or assessed, management intends to defend the matter vigorously. The resolution of this matter may require several years.

Stock Options/Warrants - In light of the decline in our stock price, and in an effort to retain our employee base, the Compensation Committee of the Board of Directors approved an adjustment to the exercise price for all options held by our employees, including our executive officers, as well as certain consultants. The revised exercise price was established by reference to the closing bid price of the Company's common stock on April 16, 2002, which was $0.16. Options to purchase approximately 1,405,000 shares of common stock were repriced resulting in a charge to income of $89,362. The repriced options are all fully vested. Beginning in the quarter ended June 30, 2002, these options are subject to variable plan accounting using the intrinsic value method. This accounting requires a charge to income for the vested options when the market price of the Company's stock exceeds $0.16. The closing bid price at June 30, 2002 was $0.18, which was $0.02 higher than the exercise price for these options resulting in an additional charge to income of $28,100 for the quarter ended June 30, 2002.

The Company also issued warrants which were priced at $0.16 on April 16, 2002. The warrants are fully vested and are subject to fair value accounting. The charge to income for the warrants issued was $34,767 and $76,326 recorded as receivable from certain directors.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001:

Consolidated sales of CVF for the three months ended June 30, 2002 amounted to $1,528,885, representing a decrease of $1,827,679 (54.5%) compared to sales of $3,356,564 for the same period in 2001. On a stand-alone basis, CVF has no sales from operations. Sales and gross profit from sales reflect the operations of CVF's consolidated subsidiaries only. The consolidated subsidiaries are Biorem Technologies Inc. ("Biorem"), Dantec Corporation ("Dantec") (results consolidated through April 19, 2002 only, the date CVF sold its interest in Dantec), Grand Island Marketing Inc. ("Elements"), Gemprint(TM) Corporation ("Gemprint"), SRE Controls Inc. ("SRE"), Ecoval Corporation ("Ecoval"), CVF Capital Management Corporation ("CVF Capital Management"), Eastview Marketing One LLC, and Grand Island Marketing Two LLC. CVF records profit and loss using the equity method for companies in which CVF holds 50% to 20% ownership. These companies are Petrozyme Technologies Inc. ("Petrozyme") and IMT Systems ("IMT"). The results of RDM Corporation ("RDM") and TurboSonic Technologies Inc. ("TurboSonic"), companies in which CVF has less than 20% ownership, are not included in the Consolidated Statement of Operations. CVF's investments in RDM and TurboSonic are carried at market value on the Consolidated Balance Sheet under Holdings Available for Sale.

For the three months ended June 30, 2002, Biorem's sales increased by $402,420 or 83% compared to the same quarter of 2001. This increase was due to: 1) the result of accelerated bookings at the end of 2001, 2) a major biofilter media replacement project at a plant in Quebec was completed, 3) the manufacture of six modular BASYS units for a large odor control project in Alabama. Gemprint's sales increased by $79,134 (94%) during the second quarter of 2002 compared to the same period in 2001 due to increased Gemprint registrations by new customers and a large order for gemprinting by a manufacturer of diamond rings, multi-stone bands and other items of jewelry). SRE's sales decreased in the 2002 by $2,124,363 (88%) from the 2001 period . SRE develops and manufactures certain controls that are added to machine parts and supplied to an original equipment manufacturer (OEM). Prior to April 1, 2002, the company was required to supply the machine part (at no mark-up) and the SRE developed control under this arrangement. The agreement with the OEM was amended at the beginning of the current quarter, such that SRE is no longer required to supply the machine part. As a result of this change in the business arrangement, CVF no longer records the value of the machine part in its sales or cost of sales. Had this arrangement not changed, the Company's sales and cost of sales for the quarter would each have been $1,109,700 greater than the reported amount. The change in this arrangement has had no effect on the Company's gross margin dollars. It is expected that as a result of the introduction of new products in 2002, there will be a significant increase in sales later in the year. Ecoval's sales decreased by $18,189 (10%) in the 2002 period compared to the 2001 period due to shifting in shipments of some orders forward into December 2001. Dantec's sales decreased by $166,682 (82%) in the 2002 period compared to the 2001 period mainly due to CVF selling its interest in this subsidiary on April 19, 2002.

CVF's gross margin of $686,600 for the second quarter of 2002 represents an increase of $216,693 (46%) from the same period last year. Gross margin as a percentage of sales increased to 44.9% for the second quarter of 2002 from 14.0% for the second quarter of 2001. This increase is mainly due to Biorem attaining $235,397 higher gross margins than in the previous year due to higher sales volumes. Also, Gemprint's gross margin is enhanced by $92,052 during the quarter due to the higher sales volume. The change in the business arrangement at SRE with one of its customers (as previously discussed) had an effect of increasing the gross margin percentage. If this change had not occurred the overall gross margin percentage for the second quarter of 2002 would have been 26.0% instead of 44.9%.

Selling, general and administrative expenses on a consolidated basis for the three months ended June 30, 2002 amounted to $1,201,181, representing a decrease of $579,270 (32.5%) compared to expense of $1,780,451 for the same period in 2001. Of this decrease, $245,141 is due to decreased amortization of goodwill which ceased in accordance with SFAS No. 142. Also, consulting fees were reduced by $79,468

(44%). Other declines in expenses relate to the overall sales decrease in the second quarter of 2002. Management continues to undertake a concerted effort to effect an overall reduction in administrative costs. Over the past 9 months CVF has undertaken many initiatives to lower the Company's expenses. (See further discussion in the Liquidity and Capital Resources section).

Research and development expenses for the second quarter of 2002 amounted to $95,090 compared to $219,272 incurred in the comparable 2001 period, or a decrease of $124,182 (57%). Spending was decreased at all the investee companies however, most of the decrease was at SRE (a $48,063 or 43% decrease) and Ecoval (a $60,487 or 82% decrease).

Net interest expense increased to $34,077 for the second quarter of 2002 compared to net interest expense of $19,060 for the second quarter of 2001. This increase is due to lower average cash balances invested during the 2002 period.

Other income earned by CVF in the second quarter of 2002 amounted to $19,162, representing an increase of $41,639 over the comparable amount for the 2001 period. This increase is mainly due to a loss of $50,769 in the 2001 period on the sale of some shares held in Gemprint.

Losses of CVF from equity holdings (entities in which CVF has a 50% or less ownership) decreased to income of $310 in the 2002 period compared to loss of $94,204 in the 2001 period. This decrease is attributable to lower losses incurred in the 2002 period for both Petrozyme and IMT.

Gain on sale of holdings amounted to $63,491 in the 2002 period compared to $22,200 in the 2001 period. The gain in the 2002 period represents the sale of a portion of CVF's holdings in RDM and TurboSonic and in the 2001 period the sale of a portion of CVF's holdings in RDM.

Gain on sale of subsidiary in the 2002 period reflects the gain recorded on the sale of CVF's interest in Dantec on April 19, 2002.

Recovery of income taxes amounted to $446,049 in the 2002 period compared to a provision of $1,252 in the 2001 period. During the 2002 period the Job Creation and Worker Assistance Act of 2002 was signed into law which included changing the carry back period for net operating losses from 2 years to 5 years. Due to this change in law the company filed its 2001 tax return along with a refund application.

Minority interest portion of the loss decreased to $73,389 in the second quarter of 2002 from $117,171 in the comparable 2001 period due to the attribution to minority interest of the smaller losses incurred by SRE and Dantec in the more recent period.

Loss from Operations of Discontinued Segment was $38,317 loss in the 2001 period. The 2001 period reflects Elements operation which was closed in September 2001.

CVF recorded a net income of $474,898 for the three months ended June 30, 2002 resulting from the operations described above. This compares to a net loss of $1,565,755 incurred in the corresponding period of 2001.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001:

Consolidated sales of CVF for the six months ended June 30, 2002 amounted to $4,012,001, representing a decrease of $2,813,477 (41.2%) compared to sales of $6,825,478 for the same period in 2001. This decrease is mainly due to SRE's sales for the first six months of 2002 decreasing by $3,628,605 (66.8%).
SRE develops and manufactures certain controls that are added to machine parts and supplied to an original equipment manufacturer (OEM). Prior to April 1, 2002, the company was required to supply the machine part (at no mark-up) and the SRE developed control under this arrangement. The agreement with the OEM was amended at the beginning of the current quarter, such that SRE is no longer required to supply the machine part. As a result of this change in the business arrangement, CVF no longer records the value of the machine part in its sales or cost of sales. Had this arrangement not changed, the Company's sales and cost of sales for the 2002 period would each have been $1,109,700 greater than the reported amount. The change in this arrangement has had no effect on the Company's gross margin dollars. Biorem's sales increased by $913,597 or 150% compared to the same period of 2001. This increase was due to: 1) the result of accelerated bookings at the end of 2001, 2) a major biofilter media replacement project at a plant in Quebec was completed, 3) the manufacture of six modular BASYS units for a large odor control project in Alabama. Gemprint's sales increased by $112,491 (52%) during the first half of 2002 compared to the same period in 2001 due to increased Gemprint registrations by new customers and a large order for gemprinting by a manufacturer of diamond rings, multi-stone bands and other items of jewelry). Dantec's sales decreased by $151,589 (60%) in the 2002 period compared to the 2001 period mainly due to CVF selling its interest in this subsidiary on April 19, 2002.

CVF's gross margin of $1,124,737 for the first six months of 2002 represents an increase of $545,605 (94%) from the same period last year. Gross margin as a percentage of sales increased to 28.0% for the first six months of 2002 from 8.5% for the first six months of 2001. This increase in the more recent period is mainly due to Biorem attaining higher gross margins than in the previous year due to significantly higher sales volumes. The change in the business arrangement at SRE with one of its customers (as previously discussed) had an effect of increasing the gross margin percentage. If this change had not occurred the overall gross margin percentage for the 2002 period would have been 22.0% instead of 28.0%.

Selling, general and administrative expenses on a consolidated basis amounted to $2,298,374 for the first six months of 2002. This represents a decrease of $1,152,845 or 34% over the first six months of 2001. Of this decrease, $494,929 is due to decreased amortization of goodwill which ceased in accordance with SFAS No. 142. Also, consulting fees were reduced by $165,106 (42%). Other declines in expenses relate to the overall sales decrease in the first half of 2002. Management continues to undertake a concerted effort to effect an overall reduction in administrative costs. Over the past 9 months CVF has undertaken many initiatives to lower the Company's expenses. (See further discussion in the Liquidity and Capital Resources section).

Research and development expenses for the six months ended June 30, 2002 were $200,573 compared to $489,342 in the 2001 period, or a decrease of $288,769 (59%). Spending was decreased at all the investee companies however, most of the decrease was at SRE (an $110,575 or 48% decrease) and Ecoval (a $119,707 or 75% decrease).

Net interest expense for the first six months of 2002 increased to $61,187 from $42,900 in the 2001 period. This increase in expense is due to lower average cash balances invested during the 2002 period.

Losses of CVF from equity holdings (entities in which CVF has a 50% or less ownership) decreased to $28,235 in the 2002 period from $146,732 in the 2001 period. This decrease is attributable to lower losses incurred in the 2002 period for both Petrozyme and IMT.

Gain on sale of holdings amounted to $253,997 in the 2002 period compared to $300,140 in the 2001 period. The gain in the 2002 period represents the sale of a portion of CVF's holdings in RDM and TurboSonic and in the 2001 period the sale of a portion of CVF's holdings in RDM.

Gain on sale of subsidiary in the 2002 period reflects the gain recorded on the sale of CVF's interest in Dantec on April 19, 2002.

Recovery of income taxes amounted to $474,494 in the 2002 period compared to a recovery of $27,195 in the 2001 period. During the 2002 period the Job Creation and Worker Assistance Act of 2002 was signed into law which included changing the carryback period for net operating losses from 2 years to 5 years. Due to this change in law the company filed its 2001 tax return along with a refund application.

Minority interest portion of the loss decreased to $159,141 in the 2002 period from $278,301 in the comparable 2001 period due to the attribution to minority interest of the lower losses incurred by SRE and Dantec in the more recent period.

Loss from Operations of Discontinued Segment was $73,064 in the 2001 period. The 2001 period reflects Elements operation which was closed in September 2001.

CVF recorded a net loss of $33,036 for the six months ended June 30, 2002 resulting from the operations described above. This compares to a net loss of $2,990,756 incurred in the corresponding period of 2001.

LIQUIDITY AND CAPITAL RESOURCES:

Stockholders' equity as of June 30, 2002 amounted to $1,314,573 compared to $1,260,017 at December 31, 2001. This net increase of $54,556 is primarily attributable to an increase in warrants and other paid in capital related to the Company's stock options and warrants and offset somewhat by a decrease of $212,364 in unrealized gains on investment holdings and a net loss of $33,036 which was recognized in the same period.

The current ratio of CVF at June 30, 2002 is .99 to 1, which has increased from ..61 to 1 at December 31, 2001. This increase in the current ratio is attributable to the use of cash and cash equivalents to fund ongoing operations during the first six months of 2002 more than offset by the income taxes receivable. If the holdings in public companies available for sale were classified as a current asset, then the current ratio would improve to 1.10 to 1.

CVF sold its investment in Dantec, one of its investee companies, for gross proceeds of $572,600, on April 19, 2002. In addition, CVF is using its publicly traded marketable securities (which are not included in its current assets but which had a market value of $365,604 as of June 30, 2002) as a source of liquidity.

CVF management anticipates that over the next twelve month period CVF should have sufficient cash from various sources to sustain itself. Between cash on hand, income taxes receivable and marketable securities available for sale at June 30, 2002, and the potential sales of a portion of its holdings in certain investee companies, the company expects to have enough cash to fund itself and its investee companies. Additionally, CVF, at the parent level has no outside debt and a line of credit could be sought.

The Company's Series B Preferred accrues dividends payable semi-annually in arrears on June 30 and December 31 of each year, in cash or shares of common stock at the company's option, out of funds legally available for the payment of dividends and when, as and if declared by the board of directors, at the Company's option, at the rate of 6% per annum on the liquidation preference thereof ($3.42 million at June 30, 2002). The Company has made payment of all dividends due prior to the June 30, 2002 payment date in shares of common stock. By its terms, the Series B Preferred limits the number of shares of common stock that may be used for the payment of dividends. As of June 30, 2002, an aggregate of 34,131 shares are available for payment of dividends on the Series B Preferred. The Company has determined that, in accordance with the Nevada General Corporation Law, with respect to the remaining dividend, $94,571 as of June 30, 2002, there are no funds legally available for the payment of this dividend. Additional dividends on the Series B Preferred that accrue after June 30, 2002 will be payable in cash at a dividend rate of 10% per annum. This dividend rate will apply until all accrued and unpaid dividends are paid in full.

Management's analysis of cash resources was included in the December 31, 2001, 10-KSB. The analysis included the sale of Dantec in April 2002. The shortfall resulting from these variances has been mitigated to some extent by gains on disposition of marketable securities. Management continues to carefully monitor and manage the company's liquidity and believes that the analysis included in the 10-KSB is a reasonable indication of anticipated overall cash flows. The Company intends to mitigate the net cash outflow by selling more of its holdings or a portion of its holdings in certain investee companies.

Over the past 9 months CVF has undertaken many initiatives to lower its expenses. These initiatives have included lowering the head count of its office staff as well as the elimination of one executive position. Also, the office in Charlotte was closed and the headquarters office relocated resulting in lower costs. The office closing/relocation and manpower reduction itself should save CVF approximately $200,000 per year going forward. The use of consultants has been reduced except those consultants who have agreed to receive their fee in CVF common shares. Travel and entertainment has been significantly reduced over the last few months and will continue at the reduced level going forward. CVF management has adopted a very aggressive cost and expenditure controls and monitoring policy.

The Company will no longer be required to fund Dantec as the investment in Dantec was sold in April 2002. Also, Gemprint had a record sales month in March 2002 and had positive cash flow for the first time in the first quarter of 2002 followed by positive cash flow in the second quarter. Gemprints sales for the first half of 2002 are already 68% of last years full years's period. The changes in Ecoval have also resulted in significantly lower costs. Biorem reported sales activity in the first half of 2002 already 94% ($739,330) higher than in all of 2001. Biorem also expects to provide cash to the Company later in 2002. The Elements operation was shut down in September 2001 requiring zero cash after that date from CVF.

FORWARD LOOKING STATEMENTS

CVF believes that certain statements contained in this Quarterly Report on Form 10-QSB constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, performance or achievements to vary materially from the Company's expected results, performance or achievements. These factors include, among others, the following:

o        general economic and business conditions;

o        foreign currency fluctuations, particularly involving Canada:

o the Company's ability to find additional suitable investments and the ability of those investments to generate an acceptable return on invested capital; and

o the uncertainties and risks involved in investing in early-stage development companies which can arise because of the lack of a customer base, lack of name recognition and credibility, the need to bring in experienced management and the need to develop and refine the business and its operations, among other reasons.

o The Company's ability to satisfy or otherwise manage its obligations under its Series B Preferred Stock including its obligation to pay dividends thereon.

The Company will not update any forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements.

PART II - OTHER INFORMATION

Item 3. As of June 30, 2002, in accordance with the terms of the Company's Series B Convertible Preferred Stock (the "Series B Preferred"), the holder thereof is entitled to receive when, as and if declared by the board of directors, out of funds legally available for the payment of dividends, dividend in the aggregate amount of $100,715 payable in cash or shares of common stock at the option of the Company. However, the terms of the Series B Preferred limits the number of shares that may be issued in payment of this dividend to 34,131 shares. The Company has determined that in accordance with the Nevada General Corporation Law with respect to the remaining dividend, $94,571 as of June 30, 2002, there are no funds legally available for the payment of this dividend. By the terms of the Series B Preferred, the dividend rate computed on the liquidation preference thereof ($3.42 million at June 30, 2002) increases from 6% to 10% per annum until all accrued and unpaid dividends are paid in full. Changes in Securities

                  None.

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

         (11)     Statement re computation of per share earnings

         (99) Certification Pursuant to 18 U.S.C. 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)      Reports on Form 8-K.

                  None.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: August 14, 2002


                                  CVF TECHNOLOGIES CORPORATION



                                  By: /s/ Jeffrey I. Dreben
                                      ----------------------------------------
                                  Name: Jeffrey I. Dreben
                                  Title: Chairman of the Board, President
                                                and Chief Executive Officer

                                  By: /s/ Robert L. Miller
                                      ----------------------------------------
                                  Name:  Robert L. Miller
                                  Title: Chief Financial Officer

                                  EXHIBIT INDEX

No.    Description
---    -----------

11     Statement re computation of per share earnings

99     Certification Pursuant to 18 U.S.C. 1350 As Adopted
       Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002