Form 10QSB
period 2002-09-30
CVF TECHNOLOGIES CORP
filed 2002-11-15
CIK 1032997

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                                QUARTERLY REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002



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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

      As of October 31, 2002, there were 10,613,456 shares of common stock, $0.001 par value per share, of the issuer outstanding.

      Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                  CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                      September 30,        December 31,
                                                                                          2002                 2001
                                                                                       (unaudited)          (audited)
                                                                                       -----------          ---------
                                                                                        (Note 2)             (Note 2)
                                 ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                                          $541,334             $422,538
      Restricted cash                                                                         -                126,748
      Trade receivables                                                                   952,549            1,141,758
      Inventory (Note 5)                                                                  442,872              972,804
      Prepaid expenses and other                                                           62,402               82,640
                                                                                      -----------          -----------
            TOTAL CURRENT ASSETS                                                        1,999,157            2,746,488
Property and equipment, net of accumulated depreciation                                   185,670              247,625
Holdings, carried at cost or equity                                                       243,079              276,634
Holdings (in public companies) available for sale,  at market                             302,986            1,338,753
Technology, net of accumulated amortization                                             1,099,219            1,348,645
Goodwill, net of accumulated amortization                                               1,474,790            1,886,710
                                                                                      -----------          -----------
            TOTAL ASSETS                                                               $5,304,901           $7,844,855
                                                                                      ===========          ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Bank indebtedness                                                                   $12,768             $287,417
      Current portion of long-term debt                                                   104,889              100,512
      Subsidiary loans past due or in default                                             180,738              305,834
      Trade payables and accrued liabilities                                            2,503,234            3,381,094
      Debt equivalent                                                                          -               439,740
                                                                                      -----------          -----------
            TOTAL CURRENT LIABILITIES                                                   2,801,629            4,514,597
                                                                                      -----------          -----------
Deferred income taxes                                                                   1,080,535              776,583
Minority interest                                                                         290,271              578,024
Pension obligation                                                                        442,280              455,285
Preferred and other non-voting stock of subsidiaries                                      157,525              196,894
                                                                                      -----------          -----------
                                                                                        1,970,611            2,006,786
                                                                                      -----------          -----------
Redeemable Series A preferred stock, $0.001 par value, redeemable at $18.25 per shares, authorized 500,000 shares,
         issued and outstanding 3,477 shares                                               63,455               63,455
                                                                                      -----------          -----------
                                                                                        4,835,695            6,584,838
                                                                                      -----------          -----------
STOCKHOLDERS' EQUITY:
      Common stock, $0.001 par value, authorized 50,000,000 shares,
          10,538,456  issued and 481,700  in treasury                                      11,020               10,399
      Series B convertible preferred stock, $0.001 par value,
         liquidation preference of 130% of stated value, authorized,
         issued and outstanding 339,000 shares                                                339                  345
      Warrants                                                                            740,541              629,447
      Additional paid in capital                                                       27,435,532           27,191,238
      Treasury stock                                                                   (2,747,174)          (2,746,129)
      Accumulated other comprehensive loss                                               (841,195)            (676,633)
      Accumulated deficit                                                             (24,129,857)         (23,148,650)
                                                                                      -----------          -----------
            TOTAL STOCKHOLDERS' EQUITY                                                    469,206            1,260,017
                                                                                      -----------          -----------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $5,304,901           $7,844,855
                                                                                      ===========          ===========

                 See notes to consolidated financial statements

                  CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                                                         Three months ended September 30,      Nine months ended September 30,
                                                               2002             2001               2002                  2001
                                                            ----------        ---------         ----------             ---------
                                                              (Note 2)         (Note 2)           (Note 2)              (Note 2)
SALES                                                       $1,008,163       $3,049,932         $5,020,164            $9,875,872
COST OF SALES                                                  602,863        2,404,916          3,490,127             8,651,610
                                                            ----------        ---------         ----------             ---------
GROSS MARGIN                                                   405,300          645,016          1,530,037             1,224,262
                                                            ----------        ---------         ----------             ---------
EXPENSES:

      Selling, general and administrative                    1,101,091        1,648,431          3,399,465             5,100,119
      Research and development                                 110,890          216,179            311,463               705,521
                                                            ----------        ---------         ----------             ---------
            TOTAL EXPENSES                                   1,211,981        1,864,610          3,710,928             5,805,640
                                                            ----------        ---------         ----------             ---------
(LOSS) FROM CONTINUING OPERATIONS BEFORE UNDER
   NOTED ITEMS                                                (806,681)      (1,219,594)        (2,180,891)           (4,581,378)
                                                            ----------        ---------         ----------             ---------
OTHER INCOME AND (EXPENSES):
      Interest (expense), net                                  (23,783)         (23,238)           (84,970)              (68,515)
      Other income, net                                         24,609           22,192             51,328                49,925
      (Loss) from equity investees                             (15,471)         (98,144)           (43,706)             (244,876)
      Gain on sale of holdings                                   9,315           69,646            263,312               369,786
      Gain on sale of subsidiary (Note 8)                           -                 -            516,245                     -
                                                            ----------        ---------         ----------             ---------
            TOTAL OTHER INCOME AND (EXPENSES)                   (5,330)         (29,544)           702,209               106,320
                                                            ----------        ---------         ----------             ---------
(LOSS) FROM CONTINUING OPERATIONS BEFORE
      RECOVERY OF INCOME TAXES                                (812,011)      (1,249,138)        (1,478,682)           (4,475,058)

      (Recovery of) income taxes                                (4,001)         (55,467)          (478,495)              (82,662)
                                                            ----------        ---------         ----------             ---------
NET (LOSS) FROM CONTINUING OPERATIONS BEFORE
  MINORITY INTEREST                                           (808,010)      (1,193,671)        (1,000,187)           (4,392,396)


MINORITY INTEREST IN LOSS                                       48,191           20,903            207,332               299,364
                                                            ----------        ---------         ----------             ---------
NET (LOSS) FROM CONTINUING OPERATIONS                         (759,819)      (1,172,768)          (792,855)           (4,093,032)

       (Loss) from operations of discontinued
          segment (Note 3)                                          -           (68,060)               -                (138,552)
       (Loss) on closing of discontinued segment
          (Note 3)                                                             (102,367)                                (102,367)
                                                            ----------        ---------         ----------             ---------
NET INCOME (LOSS)                                             (759,819)      (1,343,195)          (792,855)           (4,333,951)
                                                            ==========        =========         ==========             =========
BASIC INCOME (LOSS) PER SHARE                               $    (0.08)       $   (0.15)        $    (0.10)            $   (0.49)
                                                            ==========        =========         ==========             =========
DILUTED INCOME (LOSS) PER SHARE                                  (0.08)           (0.15)             (0.10)                (0.49)
                                                            ==========        =========         ==========             =========
WEIGHTED SHARES USED IN COMPUTATION - BASIC                 10,519,907        9,326,558         10,300,395             9,172,060
                                                            ==========        =========         ==========             =========
WEIGHTED SHARES USED IN COMPUTATION - DILUTED               10,519,907        9,326,558         10,300,395             9,172,060
                                                            ==========        =========         ==========             =========

                 See notes to consolidated financial statements

                  CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                                                Nine Months Ended September 30,
                                                                             ----------------------------------
                                                                                 2002                   2001
                                                                             ----------            -----------
                                                                               (Note 2)               (Note 2)
CASH FLOW FROM OPERATING ACTIVITIES:
 Net (loss)                                                                  $(792,855)            $(4,333,951)
 Adjustments to reconcile net (loss) from operating activities:
  Depreciation and amortization                                                299,180               1,601,514
  Loss from equity investees                                                    43,706                 244,876
  Gain on sale of holdings                                                    (263,312)               (369,786)
  Gain from sale of subsidiary                                                (516,245)                      -
  Common stock issued in lieu of cash                                           24,402                  91,064
  Minority interest in (losses) of subsidiaries                               (207,332)               (386,172)
  Warrants compensation                                                         34,767                       -
  Stock options compensation                                                   215,812                       -
  Deferred income tax expense                                                  578,432                       -
  Pension expense                                                               19,849                  16,734
  Loss from sale of subsidiaries shares                                              -                  50,628
 Changes in non-cash working capital items
  Decrease in trade receivables                                                194,681                 757,326
  Decrease (increase) in inventory                                             329,292                (108,261)
  Decrease (increase) in prepaid expenses and other                             12,363                 (25,429)
  Decrease (increase) in income taxes receivable                                    -                2,457,606
  Increase in note payable to officer                                            4,116                       -
  (Decrease) in deferred revenue                                              (219,243)                      -
  (Decrease) in trade payables and accrued liabilities                        (713,714)               (716,767)
                                                                             ---------               ---------
                                                                              (163,246)              3,613,333
                                                                             ---------               ---------

CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                               (956,101)               (720,618)
                                                                             ---------               ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 (Purchase) disposal of property and equipment                                 (13,082)                 (9,563)
 Investments in and advances to equity investees                               (28,652)                (40,319)
 Proceeds from sale of holdings                                                779,419                 689,970
 Purchase of holdings available for sale                                          (290)                (18,177)
 Proceeds from sale of subsidiary                                              494,878                       -
                                                                             ---------               ---------
CASH PROVIDED BY INVESTING ACTIVITIES                                        1,232,273                 621,911
                                                                             ---------               ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings (reduction) of debt                                                     -                   54,120
 Increase in bank indebtedness                                                (278,404)                      -
 Decrease in restricted cash                                                   127,828                       -
 Purchase of treasury stock                                                     (1,045)                (34,240)
 Redemption of shares in stock of subsidiaries                                      -                  (19,509)
                                                                             ---------               ---------
CASH PROVIDED BY FINANCING ACTIVITIES                                         (151,621)                    371
                                                                             ---------               ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
 CASH EQUIVALENTS                                                               (5,755)                (37,740)
                                                                             ---------               ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                           118,796                (136,076)
CASH AND CASH EQUIVALENTS - beginning of period                                422,538                 757,508
                                                                             ---------               ---------
CASH AND CASH EQUIVALENTS - end of period                                     $541,334                $621,432
                                                                             =========               =========

                 See notes to consolidated financial statements

                  CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                        STATEMENT OF COMPREHENSIVE INCOME

                                   (UNAUDITED)

                                                             Three months ended September 30,      Nine months ended September 30,
                                                                  2002              2001              2002              2001
                                                               ---------        -----------       ---------         -----------
Net (loss)                                                     $(759,819)       $(1,343,195)       $(792,855)       $(4,333,951)
                                                               ---------        -----------       ---------         -----------
Other comprehensive income, net of tax:

 Foreign currency translation adjustments                        (95,138)          (279,524)         148,372           (347,198)

 Unrealized holding gains:

 Unrealized holding losses arising during period
   (see note below)                                               (7,480)          (147,746)       (312,934)         (1,705,452)

 Total other comprehensive income (loss)                        (102,618)          (427,270)       (164,562)         (2,052,650)
                                                               ---------        -----------       ---------         -----------
 Comprehensive (loss) during period                            $(862,437)       $(1,770,465)      $(957,417)        $(6,386,601)
                                                               =========        ===========       =========         ===========

Note: Unrealized holding gains are net of tax (benefit) of ($4,987) and ($98,497)) for the three months ended September 30, 2002 and 2001 respectively and ($208,623) and ($1,136,968) for the nine months ended September 30, 2002 and 2001 respectively.

                 See notes to consolidated financial statements

                  CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

            The accompanying financial statements are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and the results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results attainable for a full fiscal year.

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

2.    GOING CONCERN

            These consolidated financial statements have been prepared on a going concern basis, which presumes that assets will be realized and liabilities discharged in the normal course of business over the foreseeable future. The Company's current liabilities exceed its current assets and the Company has incurred operating losses over the quarter and for the past several quarters, which have reduced the Company's cash reserves. These conditions raise substantial doubt about the Company's ability to continue in the normal course of business as a going concern as the Company's primary need for cash is to maintain its ability to support the operations of some of its investee companies, and ultimately the carrying values of these investee companies.

            The Company has taken and continues to take steps to improve its liquidity and overall financial position. During the second quarter, the Company filed a loss carry back claim with the Internal Revenue Service and in July 2002 received a refund totaling $1,032,084. In April 2002 the Company sold its interest in Dantec for $572,600 and realized a gain of $516,245 on the sale. The Company is actively pursuing the sale of its interests in two of its other investee companies. In addition, the company is using its marketable securities (which had a market value of $302,986 as of September 30, 2002) as a source of liquidity. The proceeds of any such sales will be used to increase cash reserves.

            During the first nine months of 2002 one of its investee companies, Biorem achieved operating profitability and also had positive cash flow. The Company will continue to assist its investee companies in their efforts to obtain outside financing in order to fund the growth and development of their respective businesses. Biorem and Gemprint are currently operating on a positive cash flow basis and do not currently require any additional cash support from CVF.

            The Company's ability to continue to realize assets and discharge liabilities in the normal course of business is uncertain and dependent on these and other initiatives. These financial statements do not include any of the adjustments to the amounts or classification of assets and liabilities that might be necessary should the Company be unable to continue its business in the normal course.

3.    DISCONTINUED OPERATIONS/SEGMENT

            In September 2001, Elements, a subsidiary company of which CVF has a 61% interest, decided to discontinue its operations. The retail store and internet site were closed, but will not be sold and the discontinuance is complete. Sales of the segment for the nine month period ended September 2001 were $220,813. The results in 2001 are shown on the income statement as a separate line item, "loss from operations of discontinued segment".

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

5.    INVENTORY

            Inventory consists of the following:

                               September 30, 2002            December 31,2001
                               ------------------            ----------------
         Raw Material               $  230,614                 $  687,168
         Finished goods                212,258                    285,636
                                    ----------                 ----------
                                    $  442,872                 $  972,804

6.    INVESTMENTS

            The following table provides certain summarized unaudited financial information related to the Company's equity basis holdings:

                                                   Nine Months Ended
                                                     September 30,
                                       ---------------------------------------
                                           2002                        2001
                                       ------------               -------------
Net Sales                                 $73,264                     $70,165

Gross profit on sales                      49,286                      69,315

Net  (loss)                             $(154,913)                  $(270,884)

7.    REVENUE

            A significant portion of the Company's revenue has been derived from sales by its subsidiary SRE. SRE develops and manufactures certain controls that are added to machine parts and supplied to an original equipment manufacturer (OEM). Prior to April 1, 2002, the Company was required to supply the machine parts (at no mark-up) and the SRE manufactured controller with mark-up under this arrangement. The agreement with the OEM was amended at the beginning of the second quarter 2002, such that SRE is no longer required to supply the machine parts but continues to supply the manufactured controller. As a result of this change in the business arrangement, CVF no longer records the value of the machine parts in its sales or cost of sales. Had this arrangement not changed, the Company's sales and cost of sales for the current quarter, and year to date would each have been $1,359,600 and $2,469,300 respectively greater than the reported amount. The change in this arrangement has had no effect on the Company's gross margin dollars.

8.    SALE OF SUBSIDIARY

            During the current year, as part of its business plan, the Company completed the sale of its interests in its subsidiary Dantec Corporation (Dantec). The proceeds on sale of CVF's interests were $572,600 and the company recorded a gain on sale of $516,245.

9.    SERIES B PREFERRED DIVIDENDS

            As of June 30, 2002, in accordance with the terms of the Company's Series B Convertible Preferred Stock (the "Series B Preferred"), the holder thereof was entitled to receive when, as and if declared by the board of directors, out of funds legally available for the payment of dividends, dividends in the aggregate amount of $102,600 payable in cash or shares of common stock at the option of the Company. The terms of the Series B Preferred limited the number of shares that may be issued in payment of this dividend to 34,131 shares as of June 30, 2002. In accordance with its terms, no further common shares may be issued in payment of dividends on the Series B Preferred. The Company has determined that in accordance with the Nevada General Corporation Law with respect to the remaining dividend due as of June 30, 2002, $94,571, there are no funds legally available for the payment of this dividend. By the terms of the Series B Preferred, the dividend rate computed on the liquidation preference thereof ($3.39 million at June 30, 2002) increases from 6% to 10% per annum until all accrued and unpaid dividends are paid in full. By letter dated September 30, 2002, the holder of the Series B Preferred notified the Company that it was requesting that the Company redeem for cash the Series B Preferred at a price of 135% of its liquidation preference plus accrued and unpaid dividends. The Company has determined in accordance with Nevada General Corporation Law with respect to redemptions there were no funds legally available for such redemptions and therefore the Company will not at this time be redeeming its Series B Preferred.

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

      Any impairment which arises as a result of the test will be charged to income. The Company's goodwill has been tested and no impairment exists as at September 30, 2002. The amortization expense related to goodwill that was recorded during the first nine month period of 2001 was $716,945.

      Therefore if this change had been adopted in 2001 the loss for the first nine months of 2001 would have decreased to $3,617,006 or $.41 per share (an improvement of $.08 per share). The Company considers its intangibles to have a finite life and as such are continuing to amortize its intangible assets.

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

      ACCOUNTING FOR EXTINGUISHMENT OF DEBT

            In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment to FASB Statement No. 13, and Technical Corrections". This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company is currently assessing SFAS 145 and the impact that adoption, in 2003, will have on the consolidated financial statements.

      ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

            In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and is effective for activities that are initiated after December 31, 2002. The Company is currently assessing SFAS 146 and the impact that adoption, in 2003, will have on the consolidated financial statements.

12.   STOCK OPTIONS AND WARRANTS

            The Compensation Committee of the Board of Directors approved an adjustment to the exercise price for all options held by our employees, including executive officers, as well as certain consultants. The revised exercise price was established by reference to the closing bid price of the Company's common stock on April 16, 2002, which was $0.16. Options to purchase approximately 1,405,000 shares of common stock were repriced resulting in a charge to income of $89,362 in the quarter ended June 30, 2002. The repriced options are all fully vested. These options are subject to variable plan accounting using the intrinsic value method. This accounting requires a charge to income for the vested options when the market price of the Company's stock exceeds $0.16. The closing bid price at September 30, 2002 was $0.25, which was $0.07 higher than the price on June 30, 2002 resulting in an additional charge to income of $98,350 for the quarter ended September 30, 2002.

            The Company also issued warrants which were priced at $0.16 on April 16, 2002. The warrants are fully vested and subject to fair value accounting in accordance with SFAS 123. The charge to income for the warrants issued was $34,767 and $76,326 was recorded as receivable from certain directors.

13.   SEGMENTED INFORMATION

            The Company has four reportable segments: bio-filtration, electric vehicle controls, precious gem identification and general corporate. The bio-filtration segment consists of one company that applies bio-filtration technology to odor and air pollution control for environmental applications. The electric vehicle controls division designs, manufactures and sells electric motor controls to electric vehicle manufacturers. The gem identification segment consists of one company that has developed identification and database systems, and markets its products and services to the companies in the precious gem business, including producers, cutters, distributors and retailers. The Company's general corporate segment includes one company which provides funding and management overview services to the holdings. This segment's profits include interest income and gains on sales of its various holdings.

            The Company evaluates performance and allocates resources based on continuing profit or loss from operations before income taxes, depreciation and research and development. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

           There are no intersegment sales, transfers, or profit or loss.

            Industry Segments for the Nine Months Ended September 30, 2002 and 2001

                                                      Electric          Gem
                                                      Vehicle      Identification      Corporate
                                   Bio-filtration     Controls        Systems            Admin             All Other        Total
2002                                    $                $               $                 $                   $              $
Sales                                 2,220,323       1,976,340         445,178                 -           378,323     5,020,164
Income (loss) from continuing           324,133        (548,258)         (6,176)       (1,305,823)         (644,767)   (2,180,891)
operations
Other income (expense)                    3,200         146,906         (44,019)          221,666            65,543       393,296
Income (loss) from continuing           327,333        (401,352)        (50,195)       (1,084,157)         (579,224)   (1,787,595)
operations before income taxes

2001

Sales                                   776,351       7,553,099         362,589                 -         1,183,833     9,875,872
(Loss) from continuing                 (154,140)       (590,011)       (511,694)       (1,726,952)       (1,598,581)   (4,581,378)
operations
Other income (expense)                   15,090         176,784        (395,671)          451,303           161,055       408,561
(Loss) from continuing                 (139,050)       (413,227)       (907,365)       (1,275,649)       (1,437,526)   (4,172,817)
operations before income taxes

14.        CONTINGENCIES

            The Company is currently under an audit by the Internal Revenue Service ("IRS"). As part of the routine audit, the IRS has indicated that they will review the treatment of capital losses claimed in the prior year and refunds of $2,532,000 received in 2001. No assessments have been issued in this matter and the Company is unable to determine the likelihood of adjustments, if any to prior year tax refunds. Should an adjustment be proposed or assessed, management intends to defend the matter vigorously. The resolution of this matter may require several years.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CVF Technologies Corporation ("CVF" or the "Company") is involved in the business of developing and managing early and expansion stage companies primarily engaged in the information technology and environmental technology sectors. CVF's mandate is to acquire significant holdings in new and emerging technology companies and then to assist them in their management, and through them to engage in their respective businesses. CVF's current holdings include investments made in its investee companies during the period from 1989 to the present.

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

Critical Accounting Policies

An understanding of CVF's accounting policies is necessary for a complete analysis of our results, financial position, liquidity and trends. We focus your attention on the following accounting policies of the Company:

Going concern - These consolidated financial statements have been prepared on a going concern basis, which presumes that assets will be realized and liabilities discharged in the normal course of business over the foreseeable future. The Company's current liabilities exceed its current assets and the Company has incurred operating losses over the quarter and for the past several quarters, which have reduced the company's cash reserves. These conditions raise substantial doubt about the Company's ability to continue in the normal course of business as a going concern as the Company's primary need for cash is to maintain its ability to support the operations of some of its investee companies and ultimately the carrying values, of those investee companies which are generating negative cash flows.

The Company has taken and continues to take steps to improve its liquidity and overall financial position. During the second quarter, the Company filed a loss carry back claim with the Internal Revenue Service and in July 2002 received a refund totaling $1,032,084. In April 2002 the Company sold its interest in Dantec for $572,600 and realized a gain of $516,245 on the sale. The Company is actively pursuing the sale of its interests in two of its other investee companies and has retained investment bankers in order to realize value and focus its efforts and resources. In addition, the Company is using its marketable securities (which had a market value of $302,986 as of September 30, 2002) as a source of liquidity. The proceeds of any such sales will be used to increase cash reserves.

During the first nine months of 2002 one of its investee companies, Biorem achieved operating profitability and also had positive cash flow. The Company will continue to assist its investee companies in their efforts to obtain outside financing in order to fund the growth and development of their respective businesses. Biorem and Gemprint are currently operating on a positive cash flow basis and do not currently require any cash support from CVF.

The Company's ability to continue to realize assets and discharge liabilities in the normal course of business is uncertain and dependent on these and other initiatives. These financial statements do not include any of the adjustments to the amounts or classification of assets and liabilities that might be necessary should the Company be unable to continue its business in the normal course.

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

Goodwill - In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria which intangible assets acquired in purchase method business combinations after June 30, 2001 must meet to be recognized and reported apart from goodwill. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 requires that intangible assets with finite useful lives be amortized, and that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. The Company adopted the provisions of SFAS No. 141 on July 1, 2001. Such adoption had no effect on the Company's financial position or results of operations. The Company adopted the provisions of SFAS No. 142 effective January 1, 2002, at which time the amortization of the Company's existing goodwill ceased. The new standard also required that the Company test the goodwill for impairment before June 30, 2002. Any impairment, which arises as a result of the test will be charged to income. The Company's goodwill has been tested and no impairment exists as at September 30, 2002. The amortization expense related to goodwill that was recorded during the first nine month period of 2001 was $716,945. Therefore if this change had been adopted in 2001 the loss for the first nine months of 2001 would have decreased to $3,617,006 or $.39 per share (an improvement of $.07 per share). The Company considers its intangibles to have a finite life and as such are continuing to amortize its intangible assets.

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

The Company is currently under an audit by the Internal Revenue Service ("IRS"). As part of the routine audit, the IRS has indicated that they will review the treatment of capital losses claimed in the prior year and refunds of $2,532,000 received in 2001. No assessments have been issued in this matter and the Company is unable to determine the likelihood of adjustments if any to prior year tax refunds. Should an adjustment be proposed or assessed, management intends to defend the matter vigorously. The resolution of this matter may require several years.

Stock Options/Warrants - The Compensation Committee of the Board of Directors approved an adjustment to the exercise price for all options held by our employees, including executive officers, as well as certain consultants. The revised exercise price was established by reference to the closing bid price of the Company's common stock on April 16, 2002, which was $0.16. Options to purchase approximately 1,405,000 shares of common stock were repriced resulting in a charge to income of $89,362 in the quarter ended June 30, 2002. The repriced options are all fully vested. These options are subject to variable plan accounting using the intrinsic value method. This accounting requires a charge to income for the vested options when the market price of the Company's stock exceeds $0.16. The closing bid price at September 30, 2002 was $0.25, which was $0.07 higher than the price on June 30, 2002 resulting in an additional charge to income of $98,350 for the quarter ended September 30, 2002.

The Company also issued warrants which were priced at $0.16 on April 16, 2002. The warrants are fully vested and subject to fair value accounting in accordance with SFAS 123. The charge to income for the warrants issued was $34,767 and $76,326 was recorded as receivable from certain directors.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001:

Consolidated sales of CVF subsidiaries for the three months ended September 30, 2002 amounted to $1,008,163, representing a decrease of $2,041,769 (66.9%) compared to sales of $3,049,932 for the same period in 2001. On a stand-alone basis, CVF has no sales from operations. Sales and gross profit from sales reflect the operations of CVF's consolidated subsidiaries only. The consolidated subsidiaries are Biorem Technologies Inc. ("Biorem"), Dantec Corporation ("Dantec") (results consolidated through April 19, 2002 only, the date CVF sold its interest in Dantec), Grand Island Marketing Inc. ("Elements"), Gemprint(TM) Corporation ("Gemprint"), SRE Controls Inc. ("SRE"), Ecoval Corporation ("Ecoval"), CVF Capital Management Corporation ("CVF Capital Management"), Eastview Marketing One LLC, and Grand Island Marketing Two LLC. CVF records profit and loss using the equity method for companies in which CVF holds 50% to 20% ownership. These companies are Petrozyme Technologies Inc. ("Petrozyme") and IMT Systems ("IMT"). The results of RDM Corporation ("RDM") and TurboSonic Technologies Inc. ("TurboSonic"), companies in which CVF has less than 20% ownership, are not included in the Consolidated Statement of Operations. CVF's investments in RDM and TurboSonic are carried at market value on the Consolidated Balance Sheet under Holdings Available for Sale.

For the three months ended September 30, 2002, Biorem's sales increased by $530,374 or 320% compared to the same quarter of 2001. This increase was due to:
1) the result of accelerated bookings at the end of 2001, 2) manufacturing was in progress at 3 major sites in Jefferson County, Alabama; Marion county in Ohio; and Louisville, Kentucky. SRE's sales decreased in the 2002 period by $1,948,154 (92%) from the 2001 period. SRE develops and manufactures certain controls that are added to machine parts and supplied to an original equipment manufacturer (OEM). Prior to April 1, 2002, the company was required to supply the machine parts (at no mark-up) and the SRE manufactured controller with mark-up under this arrangement. The agreement with the OEM was amended at the beginning of the second quarter, such that SRE is no longer required to supply the machine parts but continues to supply the manufactured controller. As a result of this change in the business arrangement, CVF no longer records the value of the machine parts in its sales or cost of sales. Had this arrangement not changed, the Company's sales and cost of sales for the quarter would each have been $1,359,600 greater than the reported amount. The change in this arrangement has had no effect on the Company's gross margin dollars. It is expected that as a result of the introduction of new products in 2002, there will be a significant increase in sales later in the year. Dantec's sales decreased by $593,628 in the 2002 period compared to the 2001 period mainly due to CVF selling its interest in this subsidiary on April 19, 2002. Gemprint's sales decreased by $29,902 or 20.4% compared to the same quarter of 2001. Gemprint's sales in the third quarter 2001 were $96,098 (191%) higher than the 2000 period. Ecoval's sales were down slightly-$459 compared to the same quarter of 2001.

CVF's gross dollar margin of $405,300 for the third quarter of 2002 represents a decrease of $239,716 (37%) from the same period last year. This decrease is mainly due to Dantec which had $406,572 lower gross margin in the third quarter of 2002 as the interest in the company was sold in the second quarter 2002. Gross margin as a percentage of sales increased to 40.2% for the third quarter of 2002 from 21.1% for the third quarter of 2001. This decrease was offset somewhat due to Biorem attaining $189,169 higher gross margins than in the previous year due to higher sales volumes.

Selling, general and administrative expenses on a consolidated basis for the three months ended September 30, 2002 amounted to $1,101,091, representing a decrease of $547,340 (33.2%) compared to expense of $1,648,431 for the same period in 2001. Of this decrease, $243,162 is due to decreased amortization of goodwill which ceased in accordance with SFAS No. 142. Also, consulting fees were reduced by $115,355 (54%). Other declines in expenses relate to the overall sales decrease in the third quarter of 2002. Management continues to undertake a concerted effort to effect an overall reduction in administrative costs.

Over the past year CVF has undertaken many initiatives to lower the Company's expenses. (See further discussion in the Liquidity and Capital Resources section).

Research and development expenses for the third quarter of 2002 amounted to $110,890 compared to $216,179 incurred in the comparable 2001 period, or a decrease of $105,289 (49%). Spending was decreased at all the investee companies however, most of the decrease was at SRE (a $38,436 or 40% decrease) and Ecoval (a $43,424 or 73% decrease).

Losses of CVF from equity holdings (entities in which CVF has a 50% or less ownership) decreased to $15,471 in the 2002 period compared to $98,144 in the 2001 period. This decrease is attributable to lower losses incurred in the 2002 period for both Petrozyme and IMT.

Gain on sale of holdings amounted to $9,315 in the 2002 period compared to $69,646 in the 2001 period. The gain in the 2002 period represents the sale of a portion of CVF's holdings in RDM and in the 2001 period the sale of a portion of CVF's holdings in TurboSonic.

Recovery of income taxes amounted to $4,001 in the 2002 period compared to a recovery of $55,467 in the 2001 period.

Minority interest portion of the loss increased to $48,191 in the third quarter of 2002 from $20,903 in the comparable 2001 period. This increase was due to Dantec having income in the 2001 period.

Loss from operations of discontinued segment was a $68,060 loss in the 2001 period. This reflects Elements 2001 loss through the date operations were closed in September 2001.

Loss on closing of discontinued segment was $102,367 in the 2001 period. This reflects the loss on closing of Elements in September 2001.

CVF recorded a net loss of $759,819 for the three months ended September 30, 2002 resulting from the operations described above. This compares to a net loss of $1,343,195 incurred in the corresponding period of 2001.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001:

Consolidated sales of CVF for the nine months ended September 30, 2002 amounted to $5,020,164, representing a decrease of $4,855,708 (49.2%) compared to sales of $9,875,872 for the same period in 2001. This decrease is mainly due to SRE's sales for the first nine months of 2002 decreasing by $5,576,760 (73.8%). SRE develops and manufactures certain controls that are added to machine parts and supplied to an original equipment manufacturer (OEM). Prior to April 1, 2002, the company was required to supply the machine parts (at no mark-up) and the SRE manufactured controller with mark-up under this arrangement. The agreement with the OEM was amended at the beginning of the second quarter, such that SRE is no longer required to supply the machine parts but continues to supply the manufactured controller. As a result of this change in the business arrangement, CVF no longer records the value of the machine parts in its sales or cost of sales. Had this arrangement not changed, the Company's sales and cost of sales for the 2002 period would each have been $2,469,300 greater than the reported amount. The change in this arrangement has had no effect on the Company's gross margin dollars. Biorem's sales increased by $1,443,972 or 186% compared to the same period of 2001. This increase was due to: 1) the result of accelerated bookings at the end of 2001, 2) a major biofilter media replacement project at a plant in Quebec was completed, 3) the manufacture of six modular BASYS units for a large odor control project in Alabama. Gemprint's sales increased by $82,589 (23%) during the first nine months of 2002 compared to the same period in 2001 due to increased GEMPRINT(TM) registrations by new customers and a large order for gemprinting by a manufacturer of diamond rings, multi-stone bands and other items of jewelry). Dantec's sales decreased by $745,679 (88%) in the 2002 period compared to the 2001 period mainly due to CVF selling its interest in this subsidiary on April 19, 2002 and thereby no longer recording its sales.

CVF's gross dollar margin of $1,530,037 for the first nine months of 2002 represents an increase of $305,775 (25%) from the same period last year. Gross margin as a percentage of sales increased to 30.5% for the first nine months of 2002 from 12.4% for the first nine months of 2001. This increase in the more recent period is mainly due to Biorem attaining higher gross margins than in the previous year due to improved cost factors and significantly higher sales volumes. The change in the business arrangement at SRE with one of its customers (as previously discussed) had an effect of increasing the gross margin percentage. If this change had not occurred the overall gross margin percentage for the 2002 period would have been 20.4% instead of 30.5%.

Selling, general and administrative expenses on a consolidated basis amounted to $3,399,465 for the first nine months of 2002. This represents a decrease of $1,700,654 or 33% over the first nine months of 2001.

Of this decrease, $716,945 is due to decreased amortization of goodwill which ceased in accordance with SFAS No. 142. Also, consulting fees were reduced by $280,461 (46%). Other declines in expenses relate to the overall sales decrease in the first nine months of 2002. Management continues to undertake a concerted effort to effect an overall reduction in administrative costs. Over the past 9 months CVF has undertaken many initiatives to lower the Company's expenses. (See further discussion in the Liquidity and Capital Resources section).

Research and development expenses for the nine months ended September 30, 2002 were $311,463 compared to $705,521 in the 2001 period, or a decrease of $394,058 (56%). Spending was decreased at all the investee companies however, most of the decrease was at SRE (an $149,011 or 46% decrease) and Ecoval (a $163,131 or 75% decrease).

Net interest expense for the first nine months of 2002 increased to $84,970 from $68,515 in the 2001 period. This increase in expense is due to lower average cash balances invested during the 2002 period.

Losses of CVF from equity holdings (entities in which CVF has a 50% or less ownership) decreased to $43,706 in the 2002 period from $244,876 in the 2001 period. This decrease is attributable to lower losses incurred in the 2002 period for both Petrozyme and IMT.

Gain on sale of holdings amounted to $263,312 in the 2002 period compared to $369,786 in the 2001 period. The gain in the 2002 period represents the sale of a portion of CVF's holdings in RDM and TurboSonic and in the 2001 period the sale of a portion of CVF's holdings in RDM and TurboSonic.

Gain on sale of subsidiary in the 2002 period reflects the gain recorded on the sale of CVF's interest in Dantec on April 19, 2002.

Recovery of income taxes amounted to $478,495 in the 2002 period compared to a recovery of $82,662 in the 2001 period. During the 2002 period the Job Creation and Worker Assistance Act of 2002 was signed into law which included changing the carryback period for net operating losses from 2 years to 5 years.

Minority interest portion of the loss decreased to $207,332 in the 2002 period from $299,364 in the comparable 2001 period. This decrease was due to significantly lower losses from Dantec in the 2002 period as CVF sold its interest in Dantec in April 2002.

Loss from operations of discontinued segment was $138,552 in the 2001 period. This reflects Elements 2001 loss through the date operations were closed in September 2001.

Loss on closing of discontinued segment was $102,367 in the 2001 period. This reflects the loss on closing Elements operation in September 2001.

CVF recorded a net loss of $792,855 for the nine months ended September 30, 2002 resulting from the operations described above. This compares to a net loss of $4,333,951 incurred in the corresponding period of 2001.

LIQUIDITY AND CAPITAL RESOURCES:

Stockholders' equity as of September 30, 2002 amounted to $469,206 compared to $1,260,017 at December 31, 2001. This net decrease of $790,811 is primarily attributable to a net loss of $792,855 which was recognized in the same period, a decrease of $312,934 in unrealized gains on investment holdings and offset somewhat by an increase in warrants and other paid in capital related to the Company's stock options and warrants totaling $215,812.

The current ratio of CVF at September 30, 2002 is .71 to 1, which has increased from .61 to 1 at December 31, 2001. This increase in the current ratio is attributable primarily due to the receipt of an income tax refund. If the holdings in public companies available for sale were classified as a current asset, then the current ratio would improve to .82 to 1.

CVF sold its investment in Dantec, one of its investee companies, for gross proceeds of $572,600, on April 19, 2002. In addition, CVF is using its publicly traded marketable securities (which are not included in its current assets but which had a market value of $302,986 as of September 30, 2002) as a source of liquidity.

CVF management anticipates that over the next twelve month period CVF should have sufficient cash from various sources to sustain itself. Between cash on hand and marketable securities available for sale at September 30, 2002, and the potential sales of a portion of its holdings in certain investee companies, the Company expects to have enough cash to fund itself and its investee companies. Additionally, CVF, at the parent level has no outside debt and a line of credit could be sought.

As of June 30, 2002, in accordance with the terms of the Company's Series B Convertible Preferred Stock (the "Series B Preferred"), the holder thereof was entitled to receive when, as and if declared by the board of directors, out of funds legally available for the payment of dividends, dividends in the aggregate amount of $102,600 payable in cash or shares of common stock at the option of the Company. The terms of the Series B Preferred limited the number of shares that may be issued in payment of this dividend to 34,131 shares as of June 30, 2002. In accordance with its terms, no further common shares may be issued in payment of dividends on the Series B Preferred. The Company has determined that in accordance with the Nevada General Corporation Law with respect to the remaining dividend due as of June 30, 2002, $94,571, there are no funds legally available for the payment of this dividend. By the terms of the Series B Preferred, the dividend rate computed on the liquidation preference thereof ($3.39 million at June 30, 2002) increases from 6% to 10% per annum until all accrued and unpaid dividends are paid in full. By letter dated September 30, 2002, the holder of the Series B Preferred notified the Company that it was requesting that the Company redeem for cash the Series B Preferred at a price of 135% of its liquidation preference plus accrued and unpaid dividends. The Company has determined in accordance with Nevada General Corporation Law with respect to redemptions there were no funds legally available for such redemptions and therefore the Company will not at this time be redeeming its Series B Preferred.

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

Over the past year CVF has undertaken many initiatives to lower its expenses. These initiatives have included lowering the head count of its office staff as well as the elimination of one executive position. Also, the office in Charlotte was closed and the headquarters office relocated resulting in lower costs. The office closing/relocation and manpower reduction itself should save CVF approximately $200,000 per year going forward. The use of consultants has been reduced except those consultants who have agreed to receive their fee in CVF common shares. Travel and entertainment has been significantly reduced over the last few months and will continue at the reduced level going forward. CVF management has adopted a very aggressive cost and expenditure controls and monitoring policy.

The Company will no longer be required to fund Dantec as the investment in Dantec was sold in April 2002. Also, Gemprint had a record sales month in March 2002 and had positive cash flow for the first time in the first quarter of 2002 followed by positive cash flow in the second quarter. Gemprints sales for the first nine months of 2002 are already 92% of last years full years's period. The changes in Ecoval have also resulted in significantly lower costs. Biorem reported sales activity in the first 9 months of 2002 already 183% ($1,435,417) higher than in all of 2001. The Elements operation was shut down in September 2001 requiring zero cash after that date from CVF.

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

      -     foreign currency fluctuations, particularly involving Canada:

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

      - The Company's ability to obtain capital to fund its operations and those of its investees.

      - The Company's ability to satisfy or otherwise manage its obligations under its Series B Preferred Stock including its obligation to redeem such stock for cash, convert such stock to common shares or pay dividends thereon.

The Company will not update any forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements.

Item 3. Controls and Procedures

      (a) Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Office and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

      (b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 3.  Changes in Securities

      As of June 30, 2002, in accordance with the terms of the Company's Series B Convertible Preferred Stock (the "Series B Preferred"), the holder thereof was entitled to receive when, as and if declared by the board of directors, out of funds legally available for the payment of dividends, dividends in the aggregate amount of $102,600 payable in cash or shares of common stock at the option of the Company. The terms of the Series B Preferred limited the number of shares that may be issued in payment of this dividend to 34,131 shares as of June 30, 2002. In accordance with its terms, no further common shares may be issued in payment of dividends on the Series B Preferred. The Company has determined that in accordance with the Nevada General Corporation Law with respect to the remaining dividend due as of June 30, 2002, $94,571, there are no funds legally available for the payment of this dividend. By the terms of the Series B Preferred, the dividend rate computed on the liquidation preference thereof ($3.39 million at June 30, 2002) increases from 6% to 10% per annum until all accrued and unpaid dividends are paid in full. By letter dated September 30, 2002, the holder of the Series B Preferred notified the Company that it was requesting that the Company redeem for cash the Series B Preferred at a price of 135% of its liquidation preference plus accrued and unpaid dividends. The Company has determined in accordance with Nevada General Corporation Law, with respect to redemptions there were no funds legally available for such redemptions, and therefore the Company will not at this time be redeeming its Series B Preferred.


Item 4 - Submission of Matters to Vote of Security Holders

      On August 29, 2002, the Company held its Annual Meeting of Shareholders. The matter voted upon at the Annual Meeting was the election of four directors. The results were as follows:

     Name                              Votes For             Votes Withheld
Jeffrey Dreben                         5,686,600                413,182
Robert Nally                           5,686,600                413,182
Robert Glazier                         6,045,800                 53,982
George Khouri                          6,045,800                 53,982

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

DATED:    November 14, 2002


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

                                       By:   /s/ Robert L. Miller
                                          -----------------------------------
                                       Name:  Robert L. Miller
                                       Title: Chief Financial Officer

                                  CERTIFICATION

I, Jeffrey I. Dreben, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of CVF Technologies Corporation;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which quarterly report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002



                                                      /s/ Jeffrey I. Dreben
                                                      --------------------------
                                                      Jeffrey I. Dreben,
                                                      Chief Executive Officer

                                  CERTIFICATION

I, Robert L. Miller, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of CVF Technologies Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which quarterly reports is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002



                                                /s/ Robert L. Miller
                                                --------------------------------
                                                Robert L. Miller,
                                                Chief Financial Officer

                                  EXHIBIT INDEX

No.   Description

11    Statement re computation of per share earnings

99    Certification Pursuant to 18 U.S.C. 1350 As Adopted
      Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002