Form 10KSB
period 2002-12-31
CVF TECHNOLOGIES CORP
filed 2003-04-15
CIK 1032997

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
            1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

                         COMMISSION FILE NUMBER 00-29266

                          CVF TECHNOLOGIES CORPORATION
     -----------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

                NEVADA                                 87-0429335
   ----------------------------------         -----------------------------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

         8604 Main Street, Suite 1
         WILLIAMSVILLE, NEW YORK                          14221
    -----------------------------------         -----------------------
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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]
                 -----

State issuer's revenues for most recent fiscal year: $5,923,512.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (based on the closing price on the American Stock Exchange) as of March 14, 2003: $1,096,378. For purposes of determining this amount only, Registrant has defined affiliates as including (a) the executive officers named in Part III of this 10-KSB report, (b) all directors of Registrant, and (c) each shareholder that has informed Registrant by March 14, 2003 that it is the beneficial owner of 10% or more of the outstanding common stock of Registrant.

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of March 14, 2003:

                         Common Stock: 10,706,049 shares

Transitional Small Business Disclosure Format: Yes      No   X
                                                  -----    -----

PART I

ITEM 1.         DESCRIPTION OF BUSINESS

CVF Technologies Corporation (www.cvfcorp.com) ("CVF" or the "Company") is a "C" Corporation that was incorporated in 1995 and is involved in the business of developing and managing start-up and early stage companies primarily engaged in the information technology and environmental technology sectors. CVF's mandate is to acquire significant holdings in new and emerging technology companies and then to assist them in their management, and through them to engage in their respective businesses. CVF's current holdings include investments made in its investee companies during the period from 1990 to the present.

CVF is to generate revenues and profits through consolidation of the operating results of its investee companies. CVF also endeavors to realize gains through the eventual sale of all or a portion of its holdings in these companies at such time as management determines that CVF's funds can be better deployed in other industries or companies. CVF's goal is to maximize the value of its holdings in its investee companies for the Company's shareholders. One important way that CVF accomplishes this is by taking an investee company public at the appropriate time. This has been done with the investee companies Certicom Corporation and TurboSonic Technologies, Inc. CVF plans to offer its shareholders the opportunity to directly participate in public offerings of its investee companies, where this is considered appropriate.

After CVF's initial investment, an investee company often requires additional capital to meet its business plan. Consequently, the Company actively assists its investee companies in obtaining additional capital which is usually sourced through CVF's own resources or via other participants. CVF's ability to continue to provide assistance to its investees is subject to the limitations of its own financial resources. Even though two of the investees have been profitable in 2002, CVF, on a consolidated basis, has incurred losses over the past year and the past five years. These losses have depleted the Company's cash reserve which significantly limits the Company's ability to assist its investees. There are also other companies looking for development stage technology investments. Certain of these companies may have more financial resources and/or better means of identifying opportunities. See "Factors That May Affect Future Results."

The following is a list of CVF's investee companies (the "Corporations"), showing CVF's percentage ownership in each:

                                                    CVF's PERCENTAGE
                                                       OWNERSHIP OF
                                                    VOTING SECURITIES
CORPORATION                                        OF ACTIVE COMPANIES
-----------                                        -------------------

 1.    SRE Controls Inc.                                    75%
 2.    Biorem Technologies Inc.                             69%
 3.    Gemprint(TM)Corporation                              65%
 4.    Ecoval Corporation                                   85%
 5.    CVF Capital Management Corporation                  100%
 6.    Petrozyme Technologies Inc.                          50%
 7.    IMT Systems Inc.                                     47%


The Corporations
----------------

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

Proceeds from any additional funding received by CVF's Corporations will be utilized, in each case, primarily for expansion of production and sales capability to enable the holding to realize its commercial potential over the next three to five years. As is common with early stage technology companies, some of these holdings have historically operated at a loss or at break-even and some of them may continue to operate at a loss for the foreseeable future. However, two of the holdings, Biorem and Gemprint were profitable in 2002. The ability of those investees which are profitable to meet their business goals may be subject to limitations of CVF's ability to provide continued financial assistance - see "Factors That May Affect Future Results." However the investee companies have the option to seek third party financing.

Consolidated Entities:

"Consolidated Entities" refers to those Corporations in which CVF has a greater than 50% ownership of the voting stock. The total assets and liabilities of each of the Consolidated Entities are included within the financial results and position of CVF for the year ended December 31, 2002 and in the comparative balances for the previous two years as shown in the Financial Statements included in Part II, Item 7 of this Form 10-KSB. The Company has provided loans to its subsidiaries which have been eliminated for accounting purposes in consolidation and are not reflected in our financial statements. These loans represent amounts owed to the parent Company by the Corporations.

The five Consolidated Entities that are consolidated within the financial results of CVF are as follows:

1.  SRE Controls Inc. ("SRE")

SRE (www.srecontrols.com), based in Waterloo, Ontario, designs, manufactures and markets a range of high efficiency, programmable electronic motor speed control products for electric vehicles as well as for certain fuel-cell applications. Examples of the kind of vehicles that use SRE's products are material handling equipment (e.g. forklift trucks), aircraft Ground Support Equipment (GSE), Neighborhood Electric Vehicles (NEVs), golf carts and lower-end products such as sweepers and scrubbers. SRE supplies its controller products to both Original Equipment Manufacturers (OEMs) of vehicles through direct sales and to the aftermarket through 60 dealers with over 200 locations throughout North America. Furthermore, strategic alliances exist with large, dealer-rep organizations and distribution channels further expanding SRE's product marketability.

SRE continuously improves and adds to its product line in order to bring the latest technological benefits to its customers. As a result of several years of product development effort, SRE has brought unique new motor controller products to market in 2002 and will expand their product-mix in 2003 to include additional, leading-edge, internationally accepted products. These new products are expected to generate significant revenue gains in 2003 and subsequent years. SRE's ongoing investment in research and development continues, with joint development work planned with several hybrid car manufacturers as the automotive industry moves toward alternate energy sources.

2.BIOREM Technologies Inc. ("BIOREM")

BIOREM (www.biorem.biz), an industrial biotech company based in Guelph, Ontario, is engaged in the business of applying bioconversion and biotransformation technology to municipal and industrial environmental applications. The current business focus of BIOREM is the design and installation of biological air filters, or biofilters, for the removal of odor and other air pollutants from municipal and industrial sources. Since 1999, BIOREM has made significant progress in the commercialization of its biofilter technology, having successfully completed more than 50 large-scale biofilter installations in the U.S. and Canada and established a network of 15 manufacturers' representatives to provide effective coverage of the rapidly growing U.S. municipal odor control market.

In 2000, BIOREM introduced BIOSORBENS(TM) a new, long lasting, superior biofilter media. BIOREM also introduced the BASYS(TM) biofilter, a patented, modular unit adapted for catalogue item type purchases. Both product developments specifically address the dramatically increasing demand for easy to use, highly efficient biofilter systems for air emission control. Continued technical and service support to clients has earned BIOREM a reputation as the leading biofilter supplier in the North American market for municipal odor control.

3. Gemprint(TM)Corporation ("Gemprint")

Gemprint(TM) (www.gemprint.com), a Toronto, Ontario based company, is in the business of providing products and services to the jewelry industry to enable diamonds and other precious gems to be uniquely identified non-invasively (fingerprinted) using a patented low power laser imaging system. The results are stored in a data base for later verification and recovery of lost or stolen gems. Gemprint's Isi system has application with all segments of the diamond supply chain (i.e. cutter/polishers, grading laboratories, manufacturers, wholesalers, retailers and Internet traders). Gemprint's Isi system sells for approximately $7,500. A $15.00 fee is normally charged to the user for each registration on the international database, which Gemprint owns and maintains. Law enforcement agencies and many insurance companies support the Gemprint system (approximately 25 insurance companies offer a 10% discount on diamond insurance policies if the insured gem is Gemprinted over the last several years).

Over the last several years Gemprint signed three important agreements employing the use of its technology: (1) a contract with the Government of the Northwest Territories of Canada to design a 'Northern' diamond certificate, to establish an on-site data base and to Gemprint northern diamonds with two major diamond manufacturers involved in the program; (2) an exclusive distribution agreement with Breebaart Group of Rotterdam covering the territory of Europe; and (3) a contract to develop a unique brand of diamond using a special application of the Gemprint technology. In addition, Gemprint has a contract in effect with Stuller Settings of Lafayette, LA under which Gemprint certificates are offered as a value add-on for certain diamonds sold by Stuller. Gemprint is also used by several Internet diamond traders as well as Zales Corporation, the largest U.S. retailer of jewelery.

4. Ecoval Corporation ("Ecoval")

Ecoval (www.naturesglory.com), which has its headquarters located in Williamsville, N.Y. is in the business of developing, manufacturing and marketing of a variety of 100% natural fertilizers, environmentally friendly organic herbicides and tree recovery systems targeted primarily for the lawn and garden retail/consumer market and specialty agricultural markets. Ecoval's fertilizers and herbicides have recently received Organic Certification from the Ontario Crop Producers Association (OCPA) meaning that the products meet or exceed the organic standards of the US, Canada and the European community, allowing it to enter the market for organic agriculture. This Ontario certification is a recognized standard under ISO and is recognized by the USDA as well as by European Community. This enables Ecoval to sell its products with the Certified Organic label in the US, Canada and Europe. Ecoval has also developed a non-toxic Insecticide. Pesticide world wide industry sales were $33.5 billion ($11.0 billion in the U.S.) in 1999.

Ecoval owns U.S., European, Canadian and other international patents for its herbicide and its 4-4-8 tree recovery fertilizer. Research results show the herbicide to be efficacious, non-toxic, biodegradable and faster acting than conventional chemical products. Ecoval's herbicide has received regulatory approval in Canada and through the Environmental Protection Agency in the United States. To be cost-effective, Ecoval out-sources its production, packaging and shipping functions. Ecoval's principal focus is to expand product sales into national retail chains through mass merchants in both the United States and Canada. It is also aggressively pursuing sales to governments at the municipal, state and federal levels as well as organic farms. The brand name for both U.S. and Canadian products is Nature's Glory(TM) and the Herbicide is also sold under the brand name Ecoclear; the products are also sold under private label by a number of distributors. At present, Ecoval is expanding product distribution in several regions of the United States, especially the Northwest and Northeast and broadly throughout Canada. Ecoval's natural fertilizers and herbicide have been approved for sale, at both the retail and commercial level, in over 40 states in the United States and all provinces in Canada. Customers include national retail chains, garden centers, nurseries, landscapers, estate caretakers, municipalities, and golf courses.

5. CVF Capital Management Corporation ("CVF Capital Management")

CVF Capital Management was incorporated in the Province of Ontario, Canada on February 1, 2001 in order to provide management services to certain of the Corporations based in southern Ontario. CVF Capital Management is a wholly-owned subsidiary of CVF and is staffed by members of the management team of CVF. Its office is located in Oakville, Ontario.

Equity Investees:

"Equity Investees" are investee Corporations in which CVF holds 50% or less equity ownership but more than or equal to 20% ownership. The Equity Investees' accounts are not consolidated in CVF's financial statements and generally the net incomes or losses of the Equity Investees would be included in CVF's financial statements only to the extent of CVF's percentage holdings of these entities. The net equity positions, after share of losses, of all other investors have been reduced to nil. As such, the Company has included 100% of the investee losses in income (until CVF's investment is reduced to zero) rather than the percentage owned by the Company. It should be noted that prior to December 13, 2000, CVF held only a 31% equity ownership in the Ecoval group, which is therefore accorded accounting treatment as an Equity Investee up to such date. Since December 13, 2000, Ecoval has been treated for accounting purposes as a Consolidated Entity (see Item 6 below).

CVF's two Equity Investee's are described below:

1. Petrozyme Technologies Inc. ("Petrozyme")

Petrozyme (www.petrozyme.com), is a Guelph, Ontario based company engaged in the business of developing and marketing its proprietary processes utilizing industrial bio-reactors for the degradation and recovery of petroleum and organic wastes. The exploration, production and refinement of oil generate significant quantities of oily wastes. According to estimates from the American Petroleum Institute (API), the U.S. Environmental Protection Agency (EPA) and the U.S. Department of Energy, based on data between 1996 and 1998, the cost to safely manage oily wastes produced in the United States exceeds $1.0 billion per year.

2. IMT Systems Inc. ("IMT")

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

The Company also had a less than 10% position in WZ.COM (www.WZ.com), a private company incorporated in the State of Delaware. This Company was in the business of providing products over its website. In January, 1999, CVF invested a total of $250,000 in the predecessor company known as NETrageous. In February 2001 the shares in NETrageous were exchanged at no cost for 500,000 common shares in WZ.COM INC. In October 2002 WZ.COM ceased operations and dissolved. Since shareholders will not be receiving any proceeds from the dissolution the investment was written off at December 31, 2002.

Number of Employees

As of December 31, 2002, CVF and its Consolidated Entities had a total of 56 full-time employees.


ITEM 2          DESCRIPTION OF PROPERTY

CVF leases premises in which its principal executive office is located at 8604 Main Street, Suite 1, Williamsville, New York on a two year lease (commencing December 2001) with lease payments equal to $17,466 annually. All of the business premises and facilities used by the Consolidated Entities are leased. These facilities serve as administrative offices and manufacturing (where appropriate) facilities. The facilities generally range in size from 2,000 to 14,000 square feet. The lease terms expire in 2002 to 2006.

ITEM 3           LEGAL PROCEEDINGS

A claim has been filed against the Company by a former officer of Ecoval Corporation. This individual has claimed wrongful dismissal and severance costs. The amount claimed is $110,722. This matter is at an early stage and the amount of probability of any loss on the matter is indeterminable. The Company will account for any loss on this claim in the event that such amount is probable and determinable.

The Company is currently under an audit by the Internal Revenue Service ("IRS"). As part of the routine audit, the IRS has indicated that they will review the treatment of capital losses claimed in the prior year and refunds of $2,532,000 received in 2001. No assessments have been issued in this matter.

The Company is not aware of any other material pending proceedings.

ITEM 4           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2002 no matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise.


PART II

ITEM 5          MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS

(a)     Market Information

The following table sets forth the high and low sales prices per Common Share on the American Stock Exchange for the periods indicated:

                                                LOW            HIGH
                                               ------         ------
       2001  - 1st Quarter                      0.50           1.93
             - 2nd Quarter                      0.55           1.04
             - 3rd Quarter                      0.25           0.95
             - 4th Quarter                      0.17           0.35

       2002  - 1st Quarter                      0.11           0.29
             - 2nd Quarter                      0.13           0.27
             - 3rd Quarter                      0.10           0.44
             - 4th Quarter                      0.15           0.31


(b)     Holders of Record

At March 14, 2003, there were approximately 319 holders of record of CVF's common stock.

(c)     Dividends

CVF has never paid a dividend on the common stock. The payment of any future dividends will be at the sole discretion of CVF's Board of Directors. CVF intends to retain earnings to finance the expansion of its business but may consider paying dividends of its common stock if it receives a large profit from the sale of one of its holdings. There are dividends accrued and unpaid on the Company's outstanding Series B Preferred Stock. The terms of the Series B Preferred Stock prohibit the payment of dividends on the Common Stock or any other stock of the Company ranking below the Series B Preferred Stock at any time when dividends are unpaid thereon.


(d)      Recent Sales of Unregistered Securities

In February 2002, CVF issued 76,896 of its common shares to Leo Hirsch for consulting services rendered.

In February 2002, CVF issued 24,280 of its common shares to James Sbrolla for consulting services rendered.

In October 2002, CVF issued 75,000 of its common shares to Rubenstein Investor Relations for investor relations services rendered.


All of the above transactions were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering.


                      Equity Compensation Plan Information

                                             a                            b                             c
                                --------------------------   --------------------------   ---------------------------
                                                                                              Number of securities
                                Number of securities to be                                   remaining available for
                                  issued upon exercise of     Weighted average exercise   future issuance under equity
                                 outstanding options and        price of outstanding           compensation plans
                                         warrants               options and warrants         (excluding column (a))
                                 -------------------------    -------------------------    --------------------------
Plan Category
Equity compensation plans                 690,000                       $0.16                        60,000
approved by security holders

Equity compensation plans not
approved by security holders             1,847,784                      $0.16                          N/A
                                      ---------------              ---------------               ---------------
                                         2,537,784                      $0.16                        60,000
Total


         The Company has outstanding 690,000 options to acquire shares of common stock issued under its 2000 Stock Option Plan and 715,000 options to acquire shares of common stock under individual stock option agreements. The non-plan options were granted to employees, officers and directors of CVF and its investees, are currently exercisable in full, have exercise prices of $0.16 per share and expire on April 16, 2007.

         The Company also has outstanding 1,132,784 warrants to acquire common stock issued to officers and service providers of the Company. These warrants have an exercise price of $0.16 per share and expire on April 16, 2007.

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

Factors That May Affect Future Results

CVF's current financial condition raises substantial doubt about its ability to continue in the normal course of business as a going concern. The Company's primary need for cash is to maintain its ability to support the operations and ultimately the carrying values, of certain of its individual investee companies.

The Company's cash resources have been significantly depleted by operating losses. As at December 31, 2002 the cash reserve and other liquid resources was $773,000. The Company has taken steps to reduce its operating cash requirements to the range of $120,000 monthly. Accordingly, the Company estimates that it could run out of operating cash in the second or third quarter, if other sources of cash are not available. The primary source of cash for the Company is expected to be from sale of a portion of its investments in it subsidiaries or from CVF issuing additional securities. The company has received indications of serious interest in a portion of one of its subsidiaries and is pursuing other opportunities to raise funds as well as from potential investors in CVF. The indications of interest suggest that the Company could raise funds in the range of $1,000,000 to $1,500,000 from this source over the next 6 months. In addition, certain subsidiaries are producing a cash flow and will be able to supplement other cash requirements. The Company will also continue to assist its investee companies in their efforts to obtain outside financing in order to fund their growth and development of their business plans. Certain of the Company's financial obligations included in current liabilities related to items that will not be paid in the near term. The Company will carefully manage its cash payments on such obligations.

There is no assurance that all or any of these initiatives will be successful, and the Company and certain of its investees may not have sufficient cash resources or capital resources to continue as going concerns.

The Company's ability to continue to realize assets and discharge liabilities in the normal course is uncertain and dependent on these and other initiatives. The Company's financial statements do not include any of the adjustments to the amounts or classification of assets and liabilities that might be necessary should the Company be unable to continue its business in the normal course. Other factors that may affect CVF's future results include:

-    general economic and business conditions;

-    foreign currency fluctuations, particularly involving Canadian dollars;

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

- the Company's ability to obtain capital to fund its operations and those of its investees; and

- the Company's ability to satisfy or otherwise manage some of the conditions under its Series B Preferred Stock including the holders request to convert such stock to common shares and pay dividends thereon.

The Company will not update any forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements.

Plan of Operation

Subject to the limitations of its financial position as discussed above, CVF plans to build on the successes and advances achieved by its investee companies in 2002. It will continue its efforts to assist all of its investee companies to realize their full potential. The ability of certain of the investee companies, which currently are not profitable to meet the goals included in the plan of operation may be limited by CVF's ability to continue in the normal course of business as described in "Factors That May Affect Future Results".

The four Consolidated Entities which are active technology businesses, namely Ecoval, SRE, Biorem, and Gemprint, each made progress in 2002 and each are positioned to consolidate and expand in 2003.

Ecoval continued to develop its product line in 2002 with a non-toxic fungicide (patent pending). Patents are also pending on an improved herbicidal composition and insecticidal composition. Ecoval also has pending patent applications for its new insecticide and fungicide compositions. In addition, three submissions were made to the EPA relating to registration of the insecticide and fungicide products. Ecoval also developed an insecticide formulation that is exempt from U.S. registration because it is composed of ingredients that the EPA has determined pose minimal risk to the public. A European distributor is marketing Ecoval's herbicide and fertilizers in Norway, Sweden and Denmark. In 2003, Ecoval will continue to generate sales revenues through direct marketing efforts and by establishing key distributor relationships in North America and abroad.

SRE extended the range of OEM customers served in 2002 and expanded its dealer network as well as identifying a significant number of target aftermarket accounts. Also, SRE is developing working relationships with certain vehicle electrical subsystem manufacturers for additional leverage in the marketplace. At the end of 2001 SRE started to invest in a stronger sales and marketing effort to exploit the new products available in 2002. These sales and marketing activities are expected to have a positive impact on future financial results.

BIOREM's sales efforts in 2001 generated record bookings of new sales for supply in 2002 and resulted in sales of $2,714,000. Sales development continued at an aggressive pace in 2002 and BIOREM ended the business year with orders or commitments in excess of $7,150,000 for delivery in 2003. Orders include a single project valued at approximately $2,700,000 for odor control at a food processing plant in Ontario, Canada and an order for $685,000 for a municipal installation in Atlanta, GA. Numerous other large municipal orders are pending contract finalization. Margin generation using the advanced biofilter media has been strong, providing positive cash flow and profitability for Biorem.

Significant resources continue to be invested in research and applied technology. Research developments have produced improvements in the biofilter media that further outperform competitive materials and provide smaller, more compact systems at lower overall cost to the owner. The biofilter market is continuing to expand at an accelerated rate and BIOREM will continue to strive to be in a leadership position to supply this demand.

Gemprint's strategy of targeting all links in the diamond supply chain bore fruit in 1999 with the completion of the Canadian Northwest Territories Agreements and the commencement of Gemprinting of cut diamonds sourced in the new Canadian diamond fields. Leveraging on this success, Gemprint is working to increase sales to wholesalers, major retailers, laboratories and manufacturers in North America, Europe and the Far East. At the same time Gemprint is working to capitalize on its identification technology and its international data base to become the preferred enabler for securely trading diamonds over the Internet. Over the past few years international concern over the issue of `conflict diamonds' has heightened. "Clean Diamonds" legislation has recently been enacted by the U.S. Congress and demonstrates public interest in the certification of the origin of diamonds imported into the U.S. Gemprint's technology has already provided the basis for diamond tracking systems in Canada and may well find wider application as such systems proliferate.

CVF's Equity Investee, Petrozyme, also showed development in 2002 and is positioned to make further progress in 2003.

Petrozyme has developed a number of processes. Its first process (the Petrozyme Process CDN Patent #2,229,761) allows oily sludges to be treated onsite. This reduces both the treatment cost and liability associated with safely managing these wastes. Very often these wastes are hazardous, and after treatment with Petrozyme's technology, the treated residuals meet the EPA levels for non-hazardous classification. Other processes recover oil from slop oil emulsions (Emulsyme Process - US Patent# 6,171,500) and separate PCBs from contaminated soil (Remsep - US Patent# 6,251,058).

CVF will continue to work to provide equity and; based on the progress made by the investee companies, debt financing to its group of investee companies as it assesses their needs. CVF will accomplish this within the limits of its own funds or by assisting its investee companies in completing private placements or public offerings for themselves, as and when appropriate.

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

Going concern - These consolidated financial statements have been prepared on a going concern basis, which presumes that assets will be realized and liabilities discharged in the normal course of business over the foreseeable future. The consolidated Company's current liabilities exceed its current assets. The consolidated Company has incurred losses over the year and for the past five years, which have reduced the Company's cash reserves, and depleted stockholders' equity. Further, the Company has several contingent liabilities.

These conditions raise substantial doubt about the consolidated Company's ability to continue in the normal course of business as a going concern.

The Company's primary need for cash is to maintain its ability to support the operations and ultimately the carrying values of certain of its individual investee companies. The Company is actively pursuing the sale of a portion of its interests in two of its investee companies as a source of funds, and reduction of cash flow needs. In addition, the Company is using its holdings available for sale [which had a market value of $62,505 as at December 31, 2002] and has borrowed against expected tax refunds as a source of liquidity. The Company will continue to assist its investee companies in their efforts to obtain outside financing in order to fund the growth and development of their respective businesses and has taken steps to reduce the operating cash requirements of the parent company and its investees. The Company is also seeking outside investment. There is no assurance that these initiatives will be successful or that the Company or certain of its investees will continue to have adequate cash resources and capital to be able to continue as going concerns.

The Company's ability to continue to realize assets and discharge liabilities in the normal course is uncertain and dependent on these and other initiatives. These financial statements do not include any of the adjustments to the amounts or classification of assets and liabilities that might be necessary should the Company be unable to continue its business in the normal course.

During 2002 two of its investee companies, Biorem and Gemprint achieved operating profitability and also had positive cash flow. Both Biorem and Gemprint are currently operating on a positive cash flow basis and do not currently require any cash support from CVF. The Company will continue to assist its investee companies in their efforts to obtain outside financing in order to fund the growth and development of their respective businesses.

Revenue recognition - Revenue from the sale of manufactured products is recognized when the goods are shipped and accepted by the customer. The Company recognizes revenue on long-term contracts on the percentage of completion basis, based on costs incurred relative to the estimated total contract costs. Losses on such contracts are accrued when the estimate of total costs indicates that a loss will be realized. Contract billings in excess of costs and accrued profit margins are included as deferred revenue, which is part of current liabilities. Service revenue is recognized when the services are performed.

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

The Company adopted the provisions of SFAS No. 141 on July 1, 2001. Such adoption had no effect on the Company's financial position or results of operations. The Company adopted the provisions of SFAS No. 142 effective January 1, 2002, at which time the amortization of the Company's existing goodwill ceased. The new standard also required that the Company test the goodwill for impairment before June 30, 2002. Any impairment, arising from the test, is charged to income. The Company's goodwill has been tested and the Company has calculated that no impairment exists as at December 31, 2002.

The amortization expense related to goodwill that was recorded during 2001 was $1,316,737. Therefore if this change had been adopted in 2001 the loss for 2001 would have decreased to $4,613,224 or $.50 per share (an improvement of $.16 per share).

The Company has reviewed the carrying value of the intangible assets associated with its subsidiary, Ecoval. Although Ecoval has successfully developed natural pesticide, herbicide and fertilizer products, and patented certain technologies related to these products, sales of these products and related cashflows are still being developed, as the Company works to expand its marketing partnerships. In addition, the Company's resources available to support the expansion of Ecoval are currently limited. Accordingly, the Company has revised its estimates of near term future cashflows and the value assigned to the related intangible assets. In addition to the normal amortization of the intangibles, the Company has written these assets down by $495,067 ($nil in 2001 and 2000). This write down is included in expense for the year. The Company considers its intangible assets to have a finite life and as such is continuing to amortize these assets.

Contingencies - A claim has been filed against the Company by a former officer of Ecoval Corporation. This individual has claimed wrongful dismissal and severance costs. The amount claimed is $110,722. This matter is at an early stage and the amount of probability of any loss on the matter is indeterminable. The Company will account for any loss on this claim in the event that such amount is probable and determinable.

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

As the Company has not converted its outstanding Series B shares to common stock, and the Company has not paid all dividends on the Series B shares, the holder of the Company's Series B preferred stock has attempted to require that the Company redeem the shares for $4,569,750. The Company has denied the redemption request on the basis that the holder does not have a right to require such redemption. The ultimate right of the holder may become disputed and the Company may be required to defend its position. While the Company believes that it has the right to deny such redemption, the ultimate outcome of any such a dispute is not determinable with certainty. Any redemptions of preferred shares would be subject to the limitations imposed by Nevada corporate law. These laws would prevent cash payment on redemption, based on the Company's current financial position.

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

Stock Options/Warrants - The Compensation Committee of the Board of Directors approved an adjustment to the exercise price for all options held by our employees, including executive officers, as well as certain consultants. The revised exercise price was established by reference to the closing bid price of the Company's common stock on April 16, 2002, which was $0.16. Options to purchase approximately 1,405,000 shares of common stock were repriced, resulting in the "variable" method for determining compensation expense being enacted under APB 25. Under this method, expense is recorded for the quoted market price of the stock issued or, in the case of options, for the difference between the stock's quoted market price on the date of grant and the option exercise price. Increases and decreases (but not below the exercise price) in the quoted market price of the stock between the date of grant and the measurement date result in a change in the measure of compensation for the award. As the stock price at December 31, 2002 was $0.16, no additional compensation expense was recorded during the year.

The Company also issued warrants which were priced at $0.16 on April 16, 2002. The warrants are fully vested and subject to fair value accounting in accordance with SFAS 123. The charge to income for the warrants issued was $111,094 during 2002 and was recorded as receivable from certain directors.

Comparison of Consolidated Results 2002 and 2001

Consolidated sales of CVF for the fiscal year amounted to $5,923,512, representing a decrease of $5,329,282 (47%) compared to sales of $11,252,794 for 2001. CVF, on a stand-alone basis, has no sales from operations. Sales and gross profit reflect the operations of CVF's consolidated subsidiaries only. These subsidiaries include Ecoval, SRE, Biorem, Gemprint, Dantec and Elements. (results for 2002 and 2001 for Dantec and Elements for 2001 and 2000 are included in the income statement in the line "loss from operations of discontinued business"). (Dantec's results are consolidated through April 19, 2002, the date CVF sold its interest in Dantec).

Investee companies in which CVF has less than 50% or less ownership are not included in the consolidation. These companies include Petrozyme, TurboSonic, RDM, WZ.COM, and IMT.

Biorem achieved an increase in sales in 2002 of $1,929,065 or 246% compared to 2001. This increase was due to: 1) the result of accelerated bookings at the end of 2001, 2) a major biofilter media replacement project at a plant in Quebec was completed, 3) the manufacture of six modular BASYS units for a large odor control project in Alabama. Gemprint's sales increased by $132,328 (28%) compared to 2001 due to increased GEMPRINTTM registrations by new customers and a large order for gemprinting by a manufacturer of diamond rings, multi-stone bands and other items of jewelry. SRE's sales decreased in 2002 by $7,330,428 (76%). SRE develops and manufactures certain controls that are added to machine parts and supplied to an original equipment manufacturer (OEM). Prior to April 1, 2002, the company was required to supply the machine parts (at no mark-up) and the SRE manufactured controller with mark-up under this arrangement. The agreement with the OEM was amended at the beginning of the second quarter in 2002, such that SRE is no longer required to supply the machine parts but continues to supply the manufactured controller. As a result of this change in the business arrangement, CVF no longer records the value of the machine parts in its sales or cost of sales. Had this arrangement not changed, the Company's sales and cost of sales for 2002 would each have been $4,316,898 greater than the reported amount. The change in this arrangement has had no effect on the Company's gross margin.

CVF's gross margin of $2,068,441 for 2002 represents an increase of $1,002,803 (94.1%) from 2001. Gross margin as a percentage of sales increased to 34.9% for 2002 compared to 9.5% in 2001. This increase in 2002 is partly due to Biorem attaining higher gross margins than in the previous year due to improved cost factors and significantly higher sales volumes. The change in the business arrangement at SRE with one of its customers (as previously discussed) had an effect of increasing the gross margin percentage. If this change had not occurred the overall gross margin percentage for 2002 would have been 20.2% instead of 34.9%.

Selling, general and administrative expenses on a consolidated basis amounted to $4,622,891 for 2002 representing a decrease of $1,093,827 or 19.1% compared to 2001. Included in 2002 expenses was the write down of the intangible asset in 2002 of $495,690 representing the write down taken due to impairment of the intangible asset of Ecoval. Of the remaining decrease, $378,690 is due to decreased amortization of goodwill which ceased in accordance with SFAS No. 142. Also, consulting fees were reduced by $331,320 (43%). Other declines in expenses relate to the overall sales decrease in 2002. Management continues to undertake a concerted effort to effect an overall reduction in administrative costs. Over the year CVF has undertaken many initiatives to lower its expenses. (See further discussion under Liquidity and Capital Resources section).

Research and development expenses for 2002 amounted to $386,773 compared to $742,302 for 2001 (a 47.9% decrease). R & D spending was decreased at all the investee companies. However, most of the decrease was at SRE ($145,341 or a 36% decrease) and Ecoval ($136,730 or a 66% decrease).

Loss from continuing operations decreased to $2,941,223 in 2002 from $5,393,382 in 2001, a decrease of $2,452,159 (or 45.5%). This decrease can be attributed to profitability in Biorem and Gemprint and to the decrease in non cash expenses (i.e. goodwill amortization and depreciation).

Net interest expense decreased to $138,599 in 2002 from $155,820 in 2001. This decrease in expense is due to lower average cash balances invested during 2001.

Losses of CVF from equity investees (entities in which CVF has a 50% or less ownership) decreased to $48,702 in 2002 compared to $244,153 in 2001. This decrease is attributable to lower losses incurred in 2002 period for both Petrozyme and IMT.

Loss on sale of holdings represented a loss of $72,082 in 2002 from a gain of $501,040 in 2001. In 2002 the Company sold some shares of its holdings in RDM and TurboSonic producing a gain of $253,478 compared to a gain in 2001 of $501,040. In 2002 CVF wrote off its investment in WZ.COM totaling $240,675 as that company was liquidated and no distributions are being made to shareholders. Also the investment in PowerTrusion was written down to $10,000 due to impairment of this investment which represented $84,885 of the increase in loss.

Recovery of income taxes amounted to $796,824 in 2002 compared to a recovery of $115,623 in 2001. During 2002 the Job Creation and Worker Assistance Act of 2002 was signed into law which included changing the carry back period for net operating losses from 2 years to 5 years.

Minority interest in the loss increased to $219,667 in 2002 from $167,740 in the comparable 2001 period. This increase was due to higher losses from SRE in 2002.

Loss from Operations of Discontinued business in 2002 was $111,764 compared to $818,642 in 2001. This represents the operations of Dantec which was sold in 2002 and Elements which ceased operations in September 2001.

Gain on discontinuance of business in 2002 reflects the gain recorded on the sale of CVF's interest in Dantec on April 19, 2002. Loss on discontinuance of business in 2001 was $102,367 which represented the costs to Elements of discontinuing its operations during 2001.

As a result of the operations described above, CVF recorded a net loss of $1,779,634 in 2002 as compared to a net loss of $5,929,961 incurred in 2001.

Comparison of Consolidated Results 2001 and 2000

Consolidated sales of CVF for the fiscal year amounted to $11,252,794, representing a decrease of $3,538,377 (23.9%) compared to sales of $14,791,171 for 2000. CVF, on a stand-alone basis, has no sales from operations. Sales and gross profit reflects the operations of CVF's consolidated subsidiaries only. These subsidiaries include Elements (results for 2001 and 2000 for Elements are included in the income statement in the lines "loss from operations of discontinued business" and "gain/loss on discontinuance of business"), Ecoval, SRE, Biorem, Gemprint and Dantec (results for 2001 and 2000 for Dantec are included in the income statement in the lines "loss from operations of discontinued segment"). (Note that Ecoval is consolidated only from December 13, 2000 when CVF gained control).

Investee companies in which CVF has less than 50% or less ownership are not included in the consolidation. These companies include Petrozyme, TurboSonic, RDM, WZ.COM, IMT and Ecoval (only until December 13, 2000, after which CVF gained control).

Gemprint achieved an increase in sales in 2001 of $244,548 (103.1%) compared to 2000 due to increased Gemprint registrations by new customers. Ecoval's sales increased in 2001 compared to 2000 by $375,427 due to the company only being consolidated from December 13, 2000 when CVF gained control. SRE's sales decreased in 2001 by $2,698,977 (22.3%) from 2000 and was due to the economic downturn. In 2001, SRE continued full production on a strategic relationship contract with a major original equipment manufacturer that began in the third quarter of 1998. Biorem's sales decreased by $1,459,374 (64.9%) compared to 2000 as Biorem's business strategy was shifted from industrial segment customers to municipality segment customers during the year.

CVF's gross margin of $1,065,638 for 2001 represents a decrease of $279,186 (20.8%) from 2000. This gross margin decrease is in line with the sales decline. Gross margin as a percentage of sales increased from 9.1% in 2000 to 9.5% in 2001. SRE with a gross margin percentage of 2.1% represented 67% of the sales decrease during the year. Additionally, SRE continued to reduce its usual gross profit on the OEM relationship mentioned above in order to increase market share.

Selling, general and administrative expenses on a consolidated basis amounted to $5,716,718 for 2001. This represents an increase of $720,125 or 14.4% compared to 2000. CVF's selling, general and administrative costs from Ecoval were $1,108,202 higher compared to 2000 as that company was consolidated only from December 13, 2000 when CVF gained control. This increase was offset somewhat by reduced costs due to the overall decrease in sales and also decrease in investor relations expense of $264,589 in 2001.

Research and development expenses for 2001 amounted to $742,302 compared to $658,094 for 2000 (a 12.8% increase). Most of the increase in 2001 was due to the results of Ecoval being consolidated in CVF's results beginning in December 2000.

Loss from continuing operations increased to $5,008,952 in 2001 from $4,949,258 in 2000, an increase of $59,694 (or 1.2%). This increase can be attributed to lower sales and the consolidation of Ecoval in the results beginning in the later part of 2000.

Net interest expense increased to $155,820 in 2001 from $20,707 in 2000. This increase in expense is due to lower average cash balances invested during 2001.

Losses of CVF from equity investees, entities in which CVF has a 50% or less ownership, decreased to $244,153 in 2001 from $1,634,367 in 2000. This decrease is mainly attributable to the inclusion of Ecoval in consolidated operations effective from December 2000.

Gain on sale of holdings increased to a gain of $501,040 in 2001 from a gain of $412,917 in 2000. In 2001 the Company sold some shares of its holdings in RDM and TurboSonic while in 2000 it sold some of its holdings in RDM.

A tax recovery of $115,623 was recorded in 2001 compared to $439,566 for 2000. The 2000 benefit was the result of CVF being able to carry capital losses back to 1997 when the Company made significant gains on the sale of shares of one of its investments. The tax benefit is based on losses incurred by the consolidated wholly-owned U.S. entities being carried back. Losses incurred by Canadian subsidiaries are not available to recover U.S. taxes paid but will be utilized when each such entity has taxable income in Canada.

Minority interest in the loss increased to $167,740 in 2001 from $163,196 in 2000.

Loss from Operations of Discontinued Business was $818,642 in 2001 and $1,159,918 in 2000. These figures reflect the operations of Dantec, which was sold in 2002, and Elements, which closed operations in September 2001.

Loss on discontinuance of business is $102,367, which occurred in 2001 when Elements discontinued operations.

As a result of the operations described above, CVF recorded a net loss of $5,929,961 in 2001 as compared to a net loss of $5,893,081 incurred in 2000.

LIQUIDITY AND CAPITAL RESOURCES

Total Stockholders' accounts as of December 31, 2002 were in a deficit position of $966,775 compared to equity of $1,260,017 as of December 31, 2001. The net decrease is primarily attributable to the net loss of $1,779,634 incurred in 2002. This decrease is also due to a decrease in unrealized gains on investment holdings in 2002 of $327,938.

The current ratio of CVF as at December 31, 2002 is .51 to 1, which has decreased from .59 to 1 as at December 31, 2001.

CVF management anticipates that over the next twelve month period CVF should have sufficient cash from various sources to sustain itself. Between cash on hand, the issuance of new securities if required, and the potential sales of a portion of its holdings in certain investee companies, the company expects to have enough cash to fund itself and certain of its investee companies that are currently not profitable. Additionally, CVF has minimal outside debt and a line of credit could be sought. An outside director of CVF, George Khouri made a debt investment totaling $200,000 in 2003 in CVF.

Over the past 18 months CVF has undertaken many initiatives to lower the parent company's expenses. These initiatives have included lowering the head count of its office staff as well as the elimination of one executive position. Also, the Company's office in Charlotte was closed and the headquarters office relocated, resulting in lower costs. The office closing/relocation and manpower reduction itself should save CVF approximately $200,000 per year going forward. The use of consultants has virtually been eliminated except those consultants who have been satisfied to receive their fee in CVF common shares. Travel and entertainment has been significantly reduced over the last year and will continue at the reduced level going forward. CVF management has adopted a very aggressive cost and expenditure controls and monitoring policy. The Company has not paid certain dividends on its Series B Preferred shares and has declined the request of the holder for conversion or redemption of such shares. The Company believes that the position it is currently taking concerning the Series B Preferred is contractually correct and also correct under Nevada law.

The Company no longer anticipates having to fund Gemprint or Biorem as both are currently operating on positive cash flow. Changes in Ecoval have also resulted in significantly lower cash needs.


FINANCIAL CONSIDERATIONS

Early Stage Development Companies. Each of the Corporations is an early stage development company with a limited relevant operating history upon which an evaluation of its prospects can be made. As such, there can be no assurance of the future success of any of the Corporations.

Quarterly Fluctuations. CVF's financial results have historically been, and will continue to be, subject to quarterly and annual fluctuations due to a variety of factors, primarily resulting from the nature of the technology companies in which it invests. Any shortfall in revenues in a given quarter may impact CVF's results of operations due to an inability to adjust expenses during the quarter to match the level of revenues for the quarter. There can be no assurance that CVF will report income in any period in the future. While some of the Corporations have consistently reported losses, CVF has recorded income in certain fiscal periods and experienced fluctuations from period to period due to the sale of some of its holdings, other one-time transactions and similar events.

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

ITEM 7          FINANCIAL STATEMENTS

Consolidated Financial Statements

CVF TECHNOLOGIES CORPORATION
[Expressed in United States Currency]
December 31, 2002

CVF TECHNOLOGIES CORPORATION


                          INDEX TO FINANCIAL STATEMENTS


                                                                    PAGE NUMBER




REPORT OF INDEPENDENT AUDITORS                                          F-1

CONSOLIDATED BALANCE SHEETS                                             F-2

CONSOLIDATED STATEMENTS OF OPERATIONS                                   F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)
    EQUITY                                                              F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS                                   F-9

CONSOLIDATED STATEMENTS OF
    COMPREHENSIVE (LOSS) INCOME                                        F-10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             F-11

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors of
CVF TECHNOLOGIES CORPORATION

We have audited the accompanying consolidated balance sheets of CVF TECHNOLOGIES CORPORATION as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' (deficit) equity, cash flows, and comprehensive loss income for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES as of December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the CVF TECHNOLOGIES CORPORATION will continue as a going concern. As more fully described in Note 2, the Company's current liabilities exceed its current assets, and the Company has incurred losses over the past five years, which have significantly reduced cash reserves and depleted stockholders' equity. Further, the Company has a number of contingent liabilities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 3 to the consolidated financial statements, CVF TECHNOLOGIES CORPORATION changed its method of accounting for goodwill and intangibles in 2002.


Kitchener, Canada,                                          Ernst & Young LLP
February 12, 2003.                                      Chartered Accountants

CVF TECHNOLOGIES CORPORATION


                      CONSOLIDATED BALANCE SHEETS [Note 2]


As at December 31                                  [Expressed in U.S. Currency]



                                                                          2002               2001
                                                                            $                  $
-----------------------------------------------------------------------------------------------------
                                                                                        [Notes 13[b]
                                                                                         and [d]]
ASSETS
CURRENT
Cash and cash equivalents                                              218,003            402,172
Restricted cash [note 7[a]]                                                 --            126,748
Trade receivables [note 3[d]]                                          940,559            959,968
Inventory [note 4]                                                     419,764            726,373
Prepaid expenses and other                                              56,794             74,047
Income taxes receivable                                                492,299                 --
Current assets of discontinued business [note 13[d]]                        --            388,719
-----------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                 2,127,419          2,678,027
-----------------------------------------------------------------------------------------------------
Property and equipment, net of accumulated depreciation [note 3[f]]    201,327            212,547
Property and equipment of discontinued business, net [note 13[d]]           --             35,077
Loans receivable [note 21]                                             144,399             68,461
Holdings, carried at cost or equity [note 5]                                --            276,634
Holdings available for sale, at market [note 5]                         62,505          1,338,753
Technology, net of accumulated amortization [note 6[a]]                529,152          1,348,645
Goodwill, net of accumulated amortization [note 6[b]]                1,405,222          1,405,222
Other assets of discontinued business [note 13[d]]                          --            481,489
-----------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                         4,470,024          7,844,855
-----------------------------------------------------------------------------------------------------


                                                                          2002               2001
                                                                            $                  $
-----------------------------------------------------------------------------------------------------
                                                                                        [Notes 13[b]
                                                                                         and [d]]
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
Bank indebtedness [note 7]                                                  --            287,417
Current portion of long-term debt [note 8]                              85,860            100,512
Loans past due or in default [note 8]                                  182,431            180,194
Accounts payables and accrued liabilities [note 13[a]]               3,762,186          3,236,051
Preferred and other non-voting stock of subsidiaries [note 13[c]]      159,000            157,050
Current liabilities of discontinued business [note 13[d]]                   --            584,783
-----------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                            4,189,477          4,546,007
-----------------------------------------------------------------------------------------------------
Notes payable - officers and directors [note 8]                        241,680                 --
Deferred income taxes [note 10]                                        259,454            776,583
Minority interest                                                      217,167            431,204
Minority interest in discontinued business [note 13[d]]                     --            146,820
Pension obligation [note 9]                                            465,566            455,285
Other liabilities of discontinued business [note 13[d]]                     --            165,484
-----------------------------------------------------------------------------------------------------
                                                                     1,183,867          1,975,376
-----------------------------------------------------------------------------------------------------
Redeemable Series A preferred stock, $0.001 par value, redeemable at $18.25 per share, authorized 500,000 shares,
   issued and outstanding shares 3,477 [2001; 3,477] [note 11[b]]       63,455             63,455
-----------------------------------------------------------------------------------------------------
                                                                     5,436,799          6,584,838
-----------------------------------------------------------------------------------------------------
Commitments and contingencies [notes 2, 18 and 19]
-----------------------------------------------------------------------------------------------------
STOCKHOLDERS' (DEFICIT) EQUITY [note 2]
Common stock, $0.001 par value, authorized 50,000,000 shares, outstanding 10,613,456 [2001; 9,925,502]
   and in treasury 481,700 [2001; 476,700]                              11,095             10,399
Series B convertible preferred stock
   $0.001 par value, liquidation preference of 25% of Stated Value, authorized, issued and outstanding 338,500 [2001; 345,000]
   [note 11[b]]                                                            339                345
Warrants [note 11 [c]]                                                 111,094            629,447
Additional paid-in capital                                          27,927,197         27,191,238
Treasury stock                                                      (2,747,174)        (2,746,129)
Accumulated other comprehensive loss                                (1,066,589)          (676,633)
Accumulated deficit                                                (25,202,737)       (23,148,650)
-----------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY                                  (966,775)         1,260,017
-----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)  EQUITY                4,470,024          7,844,855
-----------------------------------------------------------------------------------------------------

See accompanying notes

CVF TECHNOLOGIES CORPORATION


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    [Note 2]

Year ended December 31                            [Expressed in U.S. Currency]


                                                        2002              2001               2000
                                                          $                 $                  $
-----------------------------------------------------------------------------------------------------
                                                                     [Notes 13          [Notes 13
                                                                    [b] and [d]]      [b] and[ d]]
SALES [note 3[l]]                                  5,923,512        11,252,794         14,791,171
Cost of sales                                      3,855,071        10,187,156         13,446,347
-----------------------------------------------------------------------------------------------------
GROSS MARGIN                                       2,068,441         1,065,638          1,344,824
-----------------------------------------------------------------------------------------------------

EXPENSES
Selling, general and administrative [note 6[a]]    4,622,891         5,716,718          4,996,593
Research and development                             386,773           742,302            658,094
-----------------------------------------------------------------------------------------------------
TOTAL EXPENSES                                     5,009,664         6,459,020          5,654,687
-----------------------------------------------------------------------------------------------------
Loss from continuing operations
   before under noted items                       (2,941,223)       (5,393,382)        (4,309,863)
-----------------------------------------------------------------------------------------------------
OTHER (EXPENSES) INCOME
Interest (expense), net                             (138,599)         (155,820)           (20,707)
Loss from equity investees                           (48,702)         (244,153)        (1,634,367)
(Loss) gain on sale of holdings                      (72,082)          501,040            412,917
-----------------------------------------------------------------------------------------------------
TOTAL OTHER (EXPENSES) INCOME                       (259,383)          101,067         (1,242,157)
-----------------------------------------------------------------------------------------------------
Loss from continuing operations before
   recovery of income taxes                       (3,200,606)       (5,292,315)        (5,552,020)
Recovery of income taxes [note 10]                  (796,824)         (115,623)          (439,566)
-----------------------------------------------------------------------------------------------------
Loss from continuing operations before
   the following:                                 (2,403,782)       (5,176,692)        (5,112,454)
Minority interest in loss                            219,667           167,740            163,196
-----------------------------------------------------------------------------------------------------
Net loss from continuing operations               (2,184,115)       (5,008,952)        (4,949,258)
Loss from operations of
   discontinued business [notes 13[b] and [d]]      (111,764)         (818,642)        (1,159,918)
Gain (loss) on discontinuance of business
   [notes 13[b] and [d]]                             516,245          (102,367)                --
-----------------------------------------------------------------------------------------------------
Net loss before extraordinary items               (1,779,634)       (5,929,961)        (6,109,176)
Extraordinary gain [note 15]                              --                --            216,095
-----------------------------------------------------------------------------------------------------
NET LOSS                                          (1,779,634)       (5,929,961)        (5,893,081)
-----------------------------------------------------------------------------------------------------

CVF TECHNOLOGIES CORPORATION


                  CONSOLIDATED STATEMENTS OF OPERATIONS CONT'D
                                    [Note 2]

Year ended December 31                             [Expressed in U.S. Currency]


                                                        2002              2001               2000
                                                          $                 $                  $
---------------------------------------------------------------------------------------------------
NET LOSS ATTRIBUTABLE TO COMMON
   STOCKHOLDERS [note 12]                         (2,054,087)        (6,142,309)       (6,747,753)
---------------------------------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER SHARE [note 12]
Loss from continuing operations                        (0.24)             (0.56)            (0.77)
Gain (loss) from discontinued business
   [notes 13 [b] and [d]]                               0.04              (0.10)            (0.15)
---------------------------------------------------------------------------------------------------
Loss before extraordinary item                         (0.20)             (0.66)            (0.92)
Extraordinary gain [note 15]                              --                 --              0.03
---------------------------------------------------------------------------------------------------
BASIC AND DILUTED LOSS PER SHARE [note 12]             (0.20)             (0.66)            (0.89)
---------------------------------------------------------------------------------------------------

BASIC AND DILUTED WEIGHTED AVERAGE
   SHARES [note 12]                               10,376,016          9,263,042         7,543,336
---------------------------------------------------------------------------------------------------

See accompanying notes

CVF TECHNOLOGIES CORPORATION


            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                    [Note 2]

Year ended December 31                             [Expressed in U.S. Currency]

                                                                            SERIES B
                                                                           CONVERTIBLE                  ADDITIONAL
                                                       COMMON STOCK         PREFERRED                    PAID-IN
                                                  SHARES         AMOUNT       STOCK      WARRANTS        CAPITAL
                                                                   $           $            $               $
-------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1999                      7,292,828        7,293        350        504,351       22,077,795
Purchase of treasury stock                              --           --         --             --               --
Net loss                                                --           --         --             --               --
Dividends on Series A preferred stock                   --           --         --             --               --
Dividends on Series B convertible
  preferred stock                                       --           --         --             --               --
Redemption of Series A preferred stock             242,390          242                                    484,537
Issuance of warrants related to Series B
  preferred stock                                       --           --         --        125,096         (125,096)
Amortization of beneficial conversion feature
  on Series B preferred stock                           --           --         --             --          629,447
Unrealized gain on securities available for
  sale, net of reclassification adjustment              --           --         --             --               --
Private placement sale of shares for cash          636,365          636         --             --        1,749,364
Shares on acquisition of interest in Ecoval        866,820          867         --             --        1,028,482
Shares issued in lieu of cash for services         115,000          115         --             --          338,947
Shares issued for dividend on Series B preferred   137,593          138         --             --          258,162
Shares issued as partial settlement for
  bank loan of Dantec                               70,000           70         --             --          139,930
Shares issued for warrants                          15,000           15         --             --           56,745
Translation adjustment                                  --           --         --             --               --
-------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2000                      9,375,996        9,376        350        629,447       26,638,313
-------------------------------------------------------------------------------------------------------------------


                                                                                  ACCUMULATED
                                                                                     OTHER
                                                    ACCUMULATED     TREASURY     COMPREHENSIVE         TOTAL
                                                      DEFICIT         STOCK          INCOME            EQUITY
                                                         $              $               $                $
---------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1999                         (10,258,588)   (2,699,779)         22,963        9,654,385
Purchase of treasury stock                                   --       (12,110)             --          (12,110)
Net loss                                             (5,893,081)           --              --       (5,893,081)
Dividends on Series A preferred stock                   (15,225)           --              --          (15,225)
Dividends on Series B convertible
  preferred stock                                      (210,000)           --              --         (210,000)
Redemption of Series A preferred stock                                                                 484,779
Issuance of warrants related to Series B
  preferred stock                                            --            --              --               --
Amortization of beneficial conversion feature
  on Series B preferred stock                          (629,447)           --              --               --
Unrealized gain on securities available for
  sale, net of reclassification adjustment                   --            --       1,435,184        1,435,184
Private placement sale of shares for cash                    --            --              --        1,750,000
Shares on acquisition of interest in Ecoval                  --            --              --        1,029,349
Shares issued in lieu of cash for services                   --            --              --          339,062
Shares issued for dividend on Series B preferred             --            --              --          258,300
Shares issued as partial settlement for
  bank loan of Dantec                                        --            --              --          140,000
Shares issued for warrants                                   --            --              --           56,760
Translation adjustment                                       --            --        (284,551)        (284,551)
---------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2000                         (17,006,341)   (2,711,889)      1,173,596        8,732,852
---------------------------------------------------------------------------------------------------------------

CVF TECHNOLOGIES CORPORATION


            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                    [Note 2]


Year ended December 31                             [Expressed in U.S. Currency]




                                                                            SERIES B
                                                                           CONVERTIBLE                 ADDITIONAL
                                                       COMMON STOCK         PREFERRED                    PAID-IN
                                                  SHARES         AMOUNT       STOCK      WARRANTS        CAPITAL
                                                                    $           $            $              $
-------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2000                      9,375,996        9,376        350        629,447       26,638,313
Purchase of treasury stock [note 11[a]]                 --           --         --             --               --
Net loss                                                --           --         --             --               --
Dividends on Series A preferred stock                   --           --         --             --               --
Dividends on Series B convertible
   preferred stock                                      --           --         --             --               --
Conversion of Series A preferred stock
   [note 11[b]]                                      1,906            2         --             --            3,812
Conversion of Series B preferred stock
   [note 11[b]]                                     43,504           44         (5)            --           50,248
Unrealized loss on securities available for
   sale, net of reclassification adjustment
   [note 11[d]]                                         --           --         --             --               --
Shares issued in lieu of cash for services         241,266          240         --             --          205,856
Shares issued for dividend on Series B
   preferred [note 11[b]]                          636,530          637         --             --          206,363
Shares issued as partial settlement for
   bank loan of Dantec                             100,000          100         --             --           86,646
Translation adjustment [note 11[d]]                     --           --         --             --               --
-------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2001                     10,399,202       10,399        345        629,447       27,191,238
-------------------------------------------------------------------------------------------------------------------


                                                                                 ACCUMULATED
                                                                                    OTHER
                                                 ACCUMULATED       TREASURY     COMPREHENSIVE         TOTAL
                                                   DEFICIT           STOCK      INCOME (LOSS)        EQUITY
                                                       $               $               $                $
-------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2000                       (17,006,341)   (2,711,889)      1,173,596        8,732,852
Purchase of treasury stock [note 11[a]]                    --       (34,240)             --          (34,240)
Net loss                                           (5,929,961)           --              --       (5,929,961)
Dividends on Series A preferred stock                  (2,348)           --              --           (2,348)
Dividends on Series B convertible
   preferred stock                                   (210,000)           --              --         (210,000)
Conversion of Series A preferred stock
   [note 11[b]]                                            --            --              --            3,814
Conversion of Series B preferred stock
   [note 11[b]]                                            --            --              --           50,287
Unrealized loss on securities available for
   sale, net of reclassification adjustment
   [note 11[d]]                                            --            --      (1,455,481)      (1,455,481)
Shares issued in lieu of cash for services                               --              --          206,096
Shares issued for dividend on Series B
   preferred [note 11[b]]                                  --            --              --          207,000
Shares issued as partial settlement for
   bank loan of Dantec                                     --            --              --           86,746
Translation adjustment [note 11[d]]                        --            --        (394,748)        (394,748)
-------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2001                       (23,148,650)   (2,746,129)       (676,633)       1,260,017
-------------------------------------------------------------------------------------------------------------

CVF TECHNOLOGIES CORPORATION


        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY CONT'D
                                    [Note 2]


Year ended December 31                             [Expressed in U.S. Currency]

                                                                             SERIES B
                                                                            CONVERTIBLE                ADDITIONAL
                                                       COMMON STOCK          PREFERRED                   PAID-IN
                                                  SHARES        AMOUNT         STOCK      WARRANTS       CAPITAL
                                                                     $           $            $              $
-------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2001                     10,399,202       10,399        345        629,447       27,191,238
Purchase of treasury stock [note 11[a]]
Net loss
Dividends on Series A preferred stock
Dividends on Series B convertible
   preferred stock
Conversion of Series B preferred stock
   [note 11[b]]                                    478,492          479         (6)                         64,521
Unrealized loss on securities available
   for sale, net of reclassification
   adjustment[note 11[d]]
Shares issued in lieu of cash for services         176,176          176                                     35,889
Shares issued for dividend on Series B preferred    41,286           41                                      6,102
Warrants issued during the year [note 11[c]]                                              111,094
Warrants expired during the year [note 11[c]]                                            (629,447)         629,447
Translation adjustment [note 11[d]]
-------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2002                     11,095,156       11,095        339        111,094       27,927,197
-------------------------------------------------------------------------------------------------------------------


                                                                                  ACCUMULATED
                                                                                     OTHER
                                                  ACCUMULATED       TREASURY     COMPREHENSIVE         TOTAL
                                                    DEFICIT           STOCK         INCOME            EQUITY
                                                        $               $               $                $
---------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2001                        (23,148,650)   (2,746,129)       (676,633)       1,260,017
Purchase of treasury stock [note 11[a]]                               (1,045)                          (1,045)
Net loss                                            (1,779,634)                                    (1,779,634)
Dividends on Series A preferred stock                   (3,096)                                        (3,096)
Dividends on Series B convertible
   preferred stock                                    (271,357)                                      (271,357)
Conversion of Series B preferred stock
   [note 11[b]]                                                                                        64,994
Unrealized loss on securities available
   for sale, net of reclassification
   adjustment[note 11[d]]                                                           (327,938)        (327,938)
Shares issued in lieu of cash for services                                                             36,065
Shares issued for dividend on Series B preferred                                                        6,143
Warrants issued during the year [note 11[c]]                                                          111,094
Warrants expired during the year [note 11[c]]                                                              --
Translation adjustment [note 11[d]]                                                  (62,018)         (62,018)
---------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2002                        (25,202,737)   (2,747,174)     (1,066,589)        (966,775)
---------------------------------------------------------------------------------------------------------------


See accompanying notes

CVF TECHNOLOGIES CORPORATION


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    [Note 2]

Year ended December 31                             [Expressed in U.S. Currency]



                                                            2002            2001            2000
                                                              $               $               $
---------------------------------------------------------------------------------------------------
                                                                          [Notes 13     [Notes 13
                                                                        [b] and [d]]   [b] and [d]]
OPERATING ACTIVITIES
Net loss from continuing operations                     (2,184,115)      (5,008,952)   (4,949,258)
Adjustments to reconcile net loss
   from continuing operations  [note 16]                   387,895          384,595     2,176,121
Changes in operating assets and liabilities [note 16]      110,016        3,320,772       725,596
---------------------------------------------------------------------------------------------------
CASH (APPLIED TO) OPERATING ACTIVITIES                  (1,686,204)      (1,303,585)   (2,047,541)
---------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of property and equipment                         (55,045)         (16,829)     (187,680)
Decrease (increase) in short-term investments                   --          261,866      (264,417)
Investments in and advances to equity investees            (28,656)         (88,516)   (2,320,209)
Purchase of holdings available for sale                         --          (18,010)     (240,107)
Proceeds from sale of holdings                             902,667        1,032,198       695,911
Proceeds from sale of subsidiary                           494,878               --            --
---------------------------------------------------------------------------------------------------
CASH PROVIDED BY (APPLIED TO) INVESTING ACTIVITIES       1,313,844        1,170,709    (2,316,502)
---------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
(Decrease) increase in bank indebtedness                  (290,539)         156,488      (117,505)
Borrowings of debt                                         241,680           38,766        67,370
Repayments of debt                                         (15,920)              --       (53,234)
Issuance of common stock                                        --               --     1,806,760
Reductions of restricted cash                              128,466           49,275            --
Purchase of treasury stock                                  (1,045)         (34,240)      (12,110)
Redemption of preferred and other non-voting
   stock of subsidiaries                                        --          (19,383)      (60,633)
---------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                       62,642          190,906     1,630,648
---------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (APPLIED TO) DISCONTINUED
   OPERATIONS                                              131,853         (160,520)     (424,671)
---------------------------------------------------------------------------------------------------
Effect of exchange rate changes on
   cash and cash equivalents                                (6,304)           9,020        95,999
---------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS (APPLIED) DURING YEAR           (184,169)         (93,470)   (3,062,067)
Cash and cash equivalents, beginning of year               402,172          495,642     3,557,709
---------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                     218,003          402,172       495,642
---------------------------------------------------------------------------------------------------

Cash paid during the year for interest                      47,401           34,093       165,404
---------------------------------------------------------------------------------------------------
Cash paid during the year for income taxes                   3,925            6,271        37,283
---------------------------------------------------------------------------------------------------

See accompanying notes

CVF TECHNOLOGIES CORPORATION

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS [Note 2]

Year ended                                         [Expressed in U.S. Currency]


                                                            2002            2001            2000
                                                              $               $               $
---------------------------------------------------------------------------------------------------
NET LOSS                                                (1,779,634)     (5,929,961)    (5,893,081)
---------------------------------------------------------------------------------------------------

OTHER COMPREHENSIVE (LOSS) INCOME,
   NET OF TAX [note 11[d]]

Foreign currency translation adjustments
   [net of tax effect]                                     (62,018)       (394,748)      (284,551)
---------------------------------------------------------------------------------------------------

Unrealized holding (losses) gains:

Unrealized holding losses (gains) arising during
   year [net of taxes of $nil, 171,798, and
   $1,197,988 for the years ended
   December 31, 2002, 2001 and 2000]                         8,012        (599,770)     1,796,982

Reclassification adjustments for previously
   recognized unrealized holding (gains)
   [net of taxes of $223,967, $342,284, and 241,199
   for the years ended December 31, 2002, 2001
   and 2000]                                              (335,950)       (855,711)      (361,798)
---------------------------------------------------------------------------------------------------
                                                          (327,938)     (1,455,481)     1,435,184
---------------------------------------------------------------------------------------------------
Total other comprehensive loss                            (389,956)     (1,850,229)     1,150,633
---------------------------------------------------------------------------------------------------
COMPREHENSIVE LOSS DURING YEAR                          (2,169,590)     (7,780,190)    (4,742,448)
---------------------------------------------------------------------------------------------------

See accompanying notes

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 2002                                 [Expressed in U.S. Currency]




1. ORGANIZATION AND BUSINESS DESCRIPTION

CVF Technologies Corporation [the "Company" or "CVF"] is incorporated under the laws of the State of Nevada.

The Company is engaged primarily in the business of developing and managing early stage and start-up companies engaged in the information and environmental technologies areas. The Company's mandate is to acquire significant holdings in new and emerging companies primarily in the technology area, with a focus on e-commerce, to assist in the management of such companies and through them to engage in businesses. The Company's mandate is also to gain income from the operations of its investees and the ultimate proceeds of disposal of such investments. The Company holds majority ownership positions directly or indirectly in the following companies:

CVF Capital Management Corporation ["Management"], a wholly owned subsidiary, provides funding to various investees of the Company.

Biorem Technologies, Inc. ["Biorem"] an industrial biotech company based in Guelph, Ontario, is engaged in the business of applying bioconversion and biotransformation technology to municipal and industrial environmental applications. The current business focus of Biorem is the design and installation of biological air filters, or biofilters, for the removal of odor and other air pollutants from municipal and industrial sources. At December 31, 2002, the Company has a 69% [69% in 2001] ownership interest in Biorem.

Ecoval Corporation ["Ecoval"], located in Williamsville, New York, was formed in December 2000 on the insolvency of Ecoval Inc. Ecoval's business involves the development, manufacture and marketing of a variety of 100% natural fertilizers, environmentally friendly organic herbicides and tree recovery systems, targeted primarily for the lawn and garden retail/consumer market and specialty agricultural markets. At December 31, 2002, the Company has an 85% ownership interest [88% in 2001] ownership interest in Ecoval.

Gemprint Corporation ["Gemprint"] is a Toronto, Canada, company in the business of providing products and services to the jewelry industry to enable diamonds and other precious gems to be uniquely identified non-invasively [fingerprinted], using a patented low power laser imaging system. The results are stored in a database for later verification and recovery of lost or stolen gems. Gemprint's Isi system has application with all segments of the diamond supply chain [i.e. cutter/polishers, grading laboratories, manufacturers, wholesalers, retailers and Internet traders]. At December 31, 2002, the Company had a 65% [65% in 2001] ownership interest in Gemprint.

SRE Controls Inc. ["SRE"] is a Waterloo, Canada, company in the business of designing, manufacturing and marketing a range of high efficiency, programmable electronic motor speed control products for electric vehicles. Examples of the kind of vehicles that use SRE's products are material handling equipment [e.g. forklift trucks], aircraft Ground Support Equipment [GSE],

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 2002                                 [Expressed in U.S. Currency]


1. ORGANIZATION AND BUSINESS DESCRIPTION CONT'D

Neighborhood Electric Vehicles [NEVs], Golf carts and lower-end products such as sweepers and scrubbers. SRE supplies its controller products to both Original Equipment Manufacturers [OEMs] of vehicles through direct sales and to the aftermarket. At December 31, 2002, the Company had a 75% [75% in 2001] ownership interest in SRE.

Eastview Marketing, One, LLC ["Eastview"] an inactive wholly owned subsidiary.

Grand Island Marketing, Two, LLC ["Grand Island2"] an inactive wholly owned subsidiary.

Grand Island Marketing, Inc. ["Grand Inc."] a wholly owned subsidiary holds a 61% [61% in 2000] economic interest in a partnership, known as "Elements". In September 2001, Elements discontinued its operations [note 13[b]].

2. GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which presumes that assets will be realized and liabilities discharged in the normal course of business over the foreseeable future. The consolidated Company's current liabilities exceed its current assets. The Company has incurred losses over the year and for the past five years, which have reduced the Company's cash reserves, and depleted stockholders' equity. Further, the Company has several contingent liabilities [note 19].

These conditions raise substantial doubt about the Company's ability to continue in the normal course of business as a going concern.

The Company's primary need for cash is to maintain its ability to support the operations and ultimately the carrying values of certain of its individual investee companies. The Company is actively pursuing the sale of a portion of its interests in two of its investee companies as a source of funds, and reduction of cash flow needs. In addition, the Company is using its holdings available for sale [which had a market value of $62,505 as at December 31, 2002] [note 5] and has borrowed against expected tax refunds [notes 10 and 20] as a source of liquidity. The Company will continue to assist its investee companies in their efforts to obtain outside financing in order to fund the growth and development of their respective businesses and has taken steps to reduce the operating cash requirements of the parent company and its investees. The Company is also seeking outside investment. There is no assurance that these initiatives will be successful or that the Company or certain of its investees will continue to have adequate cash resources and capital to be able to continue as going concerns.

The Company's ability to continue to realize assets and discharge liabilities in the normal course is uncertain and dependent on these and other initiatives. These financial statements do not include any of the adjustments to the amounts or classification of assets and liabilities that might be necessary should the Company be unable to continue its business in the normal course.

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 2002                                 [Expressed in U.S. Currency]




3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States and are within the framework of the significant accounting policies summarized below:

[a]  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated on consolidation.

     Holdings in which the Company has a 20-50% ownership position and significant influence are accounted for under the equity method of accounting, such that the Company records losses to the extent of the Company's total holdings in the investee, comprising its equity interest, advances and loans and guarantees.

     The Company accounts for holdings of less than 20% ownership position as "available for sale". These holdings are revalued to quoted market prices at each period end with the unrealized gain or loss, net of tax effect, recorded in accumulated other comprehensive income, an element of stockholders' equity. The available for sale classification includes debt and equity securities which are carried at fair value. The Company accounts for holdings of less than 20% ownership for which market value is not readily available at cost less provisions for declines in value which are considered other than temporary. Such provisions are charged to earnings when recognized.

     Gains or losses on sales of securities are recognized by the specific identification method.

[b]  FOREIGN CURRENCY TRANSLATION

     The Company uses the U.S. dollar as the reporting currency of its consolidated financial statements. However, the functional currency of the Company and its Canadian subsidiaries is the Canadian dollar. Accordingly, all balance sheet amounts of the Company and its Canadian subsidiaries are translated to U.S. dollars using the exchange rates in effect at the applicable year-end. Income statement amounts of the Company and its Canadian subsidiaries are translated to U.S. dollars at the average exchange rate for the applicable year. The gains and losses resulting from the translation of the Company's financial statements into U.S. currency are recorded in accumulated other comprehensive loss.

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 2002                                 [Expressed in U.S. Currency]


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT'D

[b]  FOREIGN CURRENCY TRANSLATION CONT'D

     Transactions and balances denominated in currencies other than the functional currency of the Company or its subsidiaries are re-measured in the Company's functional currency using the exchange rate in effect on the date of the transaction. Translation adjustments arising on such re-measurement are included in the determination of net (loss) income.

[c]  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid temporary cash investments, with a maturity of three months or less when purchased, to be cash equivalents.

[d]  TRADE RECEIVABLES

     Trade receivables are presented net of allowance for doubtful accounts. The allowance was $121,935 at December 31, 2002 [$153,469 at December 31, 2001]. Bad debt expense was $82,972 during the year ended December 31, 2002 [$80,957 in 2001; $253,689 in 2000].

     The allowance for doubtful accounts is determined at the subsidiary company level, and includes specifically identified accounts where there is doubt as to collection.

[e]  INVENTORY

     Finished goods are stated at the lower of cost or net realizable value using the first-in, first-out method of costing. Raw materials are stated at the lower of cost or replacement value, using the first-in, first-out method.

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 2002                                 [Expressed in U.S. Currency]



3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT'D

[f]  PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Depreciation is calculated using the straight-line and declining balance methods over the estimated useful lives of the assets as follows:

     Property                                                    5-10 years
     Equipment                                                   5-10 years

     Accumulated depreciation at December 31, 2002 was $517,527 [$508,380 at December 31, 2001]. Depreciation expense was $81,052 [$73,460 in 2001; $107,127 in 2000].

[g]  FINANCIAL INSTRUMENTS

     The fair values of cash and cash equivalents, restricted cash, trade receivables, income taxes receivable, bank indebtedness, trade payables and accrued liabilities, and preferred and other non-voting stock of subsidiaries approximate their carrying values due to the short-term maturity of these instruments. The fair values of the Company's pension obligation approximates the carrying value, as the debt bears interest at rates approximating current market rates. The fair value of the Company's long term debt is not readily determinable due to the Company's financial condition. Holdings available for sale at market are valued at the published stock market values. Those values are subject to market value risks, as stock prices may fluctuate from day to day. Those holdings carried at cost or equity and the non-voting stock of subsidiaries are related to private companies, whose fair market value is not readily determinable.

     Financial instruments, which are denominated in currencies other than U.S. dollars, are subject to exchange rate risk. At December 31, the Company had the following Canadian dollar denominated financial instruments [converted to the U.S. dollar equivalents]:

                                                                          2002               2001
                                                                            $                  $
     -----------------------------------------------------------------------------------------------
     Cash and cash equivalents                                         111,705            236,093
     Trade receivables                                                 240,647            260,051
     Bank indebtedness                                                      --            287,417
     Trade payables                                                    635,609            691,672
     Long-term debt                                                    509,971            280,706
     Pension obligation                                                465,566            455,285
     Preferred and non voting stock of subsidiaries                    159,000            157,050

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 2002                                 [Expressed in U.S. Currency]


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT'D

[h]  GOODWILL

     Goodwill is recorded in connection with the acquisition of subsidiaries representing the difference between the fair value of identifiable net assets of the underlying equity interest purchased and the amount paid for the interest. Effective January 1, 2002, the Company applied the provisions of SFAS 142 with respect to goodwill and ceased amortization of the carrying value of goodwill. Prior to 2002 goodwill was amortized.

[i]  INTANGIBLE ASSETS

     Intangible assets with finite useful lives are amortized over their estimated useful lives. Intangible assets are reviewed for impairment when there are indications that the carrying value of an asset may not be recoverable over its estimated useful life. The Company's only intangible asset is acquired technology of Ecoval which is amortized over 5 years.

[j]  MINORITY INTEREST

     Minority common equity interests are charged (credited) with their proportionate share of subsidiary losses (net income). When minority interests are reduced to zero by the allocable share of investee losses, any additional losses from such investee are charged entirely to the Company. Where excess losses are recorded by the Company, they will be charged against minority interests in the event future income becomes available or minority interests contribute additional equity.

[k]  LOSS PER SHARE

     Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the year. The net loss attributable to common stockholders consists of net loss increased by the dividends on the Company's Series A and B preferred stock. Diluted earnings per share would be calculated as the per share amount that would have resulted if dilutive potential stock had been converted to common stock, as prescribed by SFAS
     128. The Company has not presented diluted per share amounts as the dilution would reduce the loss per share.

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 2002                                 [Expressed in U.S. Currency]


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT'D

[l]  REVENUE RECOGNITION

     Revenue from the sale of manufactured products is recognized when the goods are shipped and accepted by the customer.

     The Company recognizes revenue on long-term contracts on the percentage of completion basis, based on costs incurred relative to the estimated total contract costs. Losses on such contracts are accrued when the estimate of total costs indicates that a loss will be realized. Contract billings in excess of costs and accrued profit margins are recorded as deferred revenue and included in current liabilities. Contract costs and margins earned in excess of progress billings are carried in accounts receivable.

     Service revenue is recognized when the services are performed.

     A significant portion of the Company's revenue has been derived from sales by its subsidiary SRE. SRE develops and manufactures certain controls that are added to machine parts and supplied to an original equipment manufacturer [OEM]. Prior to April 1, 2002, the Company was required to supply the machine parts [at no mark-up] and the SRE manufactured controller with mark-up under this arrangement. The agreement with the OEM was amended at the beginning of the second quarter 2002, such that SRE is no longer required to supply the machine parts but continues to supply the manufactured controller. As a result of this change in the business arrangement, CVF no longer records the value of the machine parts in its sales or cost of sales. Had this arrangement not changed, the Company's sales and cost of sales for the year would each have been $4,316,898 respectively greater than the reported amount. The change in this arrangement has had no effect on the amount of the Company's gross margin.

[m] STOCK-BASED COMPENSATION

     The Company and its subsidiaries account for stock and options issued to employees for services in accordance with APB Opinion 25, Accounting for Stock Issued to Employees, by reference to the fair market value of the Company's stock on the date of stock issuance or option grant. The Company uses the "intrinsic" method for determining compensation expense for new options whereby expense is recorded for the quoted market price of the stock issued, or in the case of options, for the difference between the stock's quoted market price on the date of grant and the option exercise price. When the market price at the date of grant exceeds the exercise price of the underlying shares, compensation expense is recorded.

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 2002                                 [Expressed in U.S. Currency]


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT'D

[m]  STOCK-BASED COMPENSATION CONT'D

     During 2002, the Company's options were repriced, resulting in the "variable" method for determining compensation expense being applied to the options subsequent to their repricing. Under this method, expense is recorded for the quoted market price of the stock issued, or in the case of options, for the difference between the stock's quoted market price on the date of grant and the option exercise price. Increases and decreases [but not below the exercise price] in the quoted market price of the stock between the grant date and the measurement date result in a change in the measure of compensation for the award.

[n]  RESEARCH AND DEVELOPMENT

     Research costs and development costs are expensed as incurred. Research and development expenditures are reduced by any related investment tax credits and government grants.

[o]  INCOME TAXES

     The Company accounts for income taxes using the liability method under which a deferred tax asset or liability is recognized based upon the tax effect of the differences between the financial statement and tax basis of assets and liabilities, as measured at the enacted rates which will be in effect when these differences are expected to reverse. Provision is made for all applicable U.S. and foreign income taxes pursuant to this standard. Canadian research and development tax credits of subsidiaries are credited to research and development expense when qualifying expenditures are incurred and realization of such credits is reasonably assured.

[p]  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting year. Actual results could differ from those estimates.

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 2002                                 [Expressed in U.S. Currency]



3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT'D

[q]  CREDIT RISK

     The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains allowances for potential losses, and such losses have been within management's expectations.

[r] IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     The Company has implemented new accounting standards as follows.

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 2002                                 [Expressed in U.S. Currency]

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT'D

[r]  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS CONT'D

     BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS

     In July 2001, the FASB issued SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Intangible Assets." SFAS 141 requires the use of the purchase method of accounting for business combinations and prohibits the use of the pooling of interests method. Under the previous rules, the Company used the purchase method of accounting. SFAS 141 also refines the definition of intangible assets acquired in a purchase business combination. As a result, the purchase price allocation of future business combinations may be different than the allocation that would have resulted under the old rules. Business combinations occurring subsequent to July 1, 2001 must be accounted for using SFAS 141. The Company has not had business combinations subsequent to adoption of this standard.

     SFAS 142 eliminates the amortization of goodwill, requires annual impairment testing of goodwill and introduces the concept of indefinite life intangible assets. This standard was adopted by the Company on January 1, 2002. The Company completes its annual goodwill impairment tests as of December 31 of each year for all of its reporting units. Based on an analysis of economic characteristics and how the Company operates its business, the Company has designated each investee company as a separate reporting unit. As required by the statement, intangible assets that meet the criteria for recognition apart from goodwill must be reclassified. The Company has concluded that there are no such intangible assets. The application of SFAS 142 resulted in reduction of amortization expense and reduction in the loss for the year by $378,690.

     ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

     In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 established a single model for the impairment of long-lived asset and broadens the presentation of discontinued operations to include a component of an entity or defined by APB 30. SFAS 144 is effective for years beginning after December 15, 2001.

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 2002                                 [Expressed in U.S. Currency]


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT'D

[r] IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS CONT'D

     GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS

     In November 2002, the FASB issued FASB Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation significantly changes current practice in the accounting for, and disclosure of, guarantees. The adoption of this interpretation did not have a material impact on the consolidated financial statements.

     ACCOUNTING FOR STOCK BASED COMPENSATION-TRANSITION AND DISCLOSURE

     In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation Transition and Disclosure." SFAS 148 is effective for 2003, and increases the disclosure requirements for stock based compensation plans. The impact of implementation of SFAS 148 in 2002 was to increase the Company's proforma stock compensation disclosure [note 14].


     New accounting standards that have been issued but not yet adopted by the Company and which may have a material effect on the financial statements are as follows.

     CONSOLIDATION OF VARIABLE INTEREST ENTITIES

     In January of 2003, FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires investors with a majority of the variable interests in a variable interest entity ("VIE") to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures about their involvement with entities that qualify as a VIE. A VIE is an entity in which the equity investors do not have a controlling interest or in which the equity at risk is insufficient to finance the entity's activities without receiving subordinated financial support from other parties. CVF is currently reviewing its portfolio of investments to determine whether any of its investees qualify as a VIE. It is possible that the Company's investments in Petrozyme and IMT will require consolidation as a VIE, on adoption of this standard in the third quarter of 2003. The operations of each of these companies, and the Company's combined financial exposure to these companies are discussed in note 5.

     ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

     In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations" SFAS 143 addresses financial accounting and reporting for obligations associated with the

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 2002                                 [Expressed in U.S. Currency]


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT'D

[r]  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS CONT'D

     retirement of tangible long-lived assets and the associated asset retirement costs. It requires recognition of the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. This standard will be effective for the Company's 2003 year. The Company is evaluating the effect of this new standard on its financial statements.


4. INVENTORY

Inventory consists of the following:

                                                     2002               2001
                                                       $                  $
------------------------------------------------------------------------------
Raw material                                      263,237            618,547
Finished goods                                    156,527            107,826
------------------------------------------------------------------------------
                                                  419,764            726,373
------------------------------------------------------------------------------

5. HOLDINGS

The Company accounts for its holdings in the following companies using the equity method:

[a] Petrozyme Technologies, Inc. ["Petrozyme"], a Guelph, Canada, private company in the business of developing and marketing processes for the degradation of petroleum waste products.

[b] IMT Systems, Inc. ["IMT"], a Waterloo, Canada, private company in the business of developing a traction motor for industrial electric vehicles.

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 2002                                 [Expressed in U.S. Currency]


5. HOLDINGS CONT'D

In addition, the Company has holdings available for sale of the following companies:

- TurboSonic Technologies, Inc. ["TurboSonic"], a Waterloo, Canada, public company, which is in the business of air pollution control products.

- RDM Corporation ["RDM"], a Waterloo, Canada, public company in the business of developing and supplying technologies for both paper and electronic based payment systems.

- WZ.COM Inc. [wz.com], a private company incorporated in the State of Delaware, to market products over its website.

- The Company has other notes and holdings which are not individually significant.

Holdings consisted of the following at December 31, 2002:

                                                                                          HOLDINGS
                                                                        HOLDINGS         AVAILABLE FOR
                                                                         AT COST          FOR SALE AT
                                                     PERCENTAGE         OR EQUITY         FAIR VALUE
                                                      OWNERSHIP             $                  $
--------------------------------------------------------------------------------------------------------
Petrozyme
            50   common shares                           50%                  --               --
       250,000   Class C non-voting shares              100%                  --               --
                 notes and advances [net of equity
                 in losses] [i]
--------------------------------------------------------------------------------------------------------
IMT
           485   common shares [ii]                      47%                  --               --
                 notes and advances [net of equity
                 in losses] [ii]
--------------------------------------------------------------------------------------------------------
TurboSonic
         8,217   common shares [iii]                      --                  --            2,136
--------------------------------------------------------------------------------------------------------
RDM
        88,772   common shares [iv]                       --                  --           45,732
--------------------------------------------------------------------------------------------------------
wz.COM
       500,000   common shares [v]                        4%                  --               --
--------------------------------------------------------------------------------------------------------
Other notes and holdings                                  --                  --           14,637
--------------------------------------------------------------------------------------------------------
TOTAL                                                                         --           62,505
--------------------------------------------------------------------------------------------------------

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 2002                                 [Expressed in U.S. Currency]


5. HOLDINGS CONT'D

Holdings consisted of the following at December 31, 2001:

                                                                                          HOLDINGS
                                                                       HOLDINGS         AVAILABLE FOR
                                                                        AT COST          FOR SALE AT
                                                     PERCENTAGE        OR EQUITY         FAIR VALUE
                                                      OWNERSHIP            $                  $
------------------------------------------------------------------------------------------------------
Petrozyme
            50   common shares                           50%                  --               --
       250,000   Class C non-voting shares              100%                  --               --
                 notes and advances [net of equity
                 in losses] [i]                                               --               --
------------------------------------------------------------------------------------------------------
IMT
           485   common shares [ii]                      47%              19,775               --
                 notes and advances [net of equity
------------------------------------------------------------------------------------------------------
                 in losses] [ii]
------------------------------------------------------------------------------------------------------
TurboSonic
       949,217   common shares [iii]                      9%                  --          465,116
------------------------------------------------------------------------------------------------------
RDM
       971,472   common shares [iv]                       5%                  --          775,054
------------------------------------------------------------------------------------------------------
wz.COM
       500,000   common shares [v]                        4%             250,000               --
------------------------------------------------------------------------------------------------------
Other notes and holdings                                                   6,859           98,583
------------------------------------------------------------------------------------------------------
Total                                                                    276,634        1,338,753
------------------------------------------------------------------------------------------------------

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 2002                                 [Expressed in U.S. Currency]


5. HOLDINGS CONT'D

[i] The notes and advances to Petrozyme bear interest at prime plus 2%, are unsecured, payable on demand, some are denominated in Canadian currency and others in U.S. currency. The Company does not intend to demand repayment of these notes during the year. The carrying value of these assets has been reduced to zero by the Company's share of losses of Petrozyme.

[ii] During 2000, the Company purchased 485 shares of IMT to acquire approximately 47% ownership interest. The total consideration paid for the shares was Cdn. $230,512 [U.S. $153,798]. Also during 2000, the Company advanced Cdn. $35,000 [U.S. $23,352] to IMT. This note bears interest at prime plus 2% and is assessed and payable on demand. The Company does not intend to demand repayment of the note during the next year.

       The carrying value of IMT has been reduced by the Company's equity in the losses of IMT. The carrying value has been reduced to zero during 2002.

[iii] At December 31, 2002, the market value of the shares was U.S. $0.26 [U.S. $0.49 in 2001] per share. As at December 31, 2002, the common shares of TurboSonic have an original cost of $3,938. Accordingly, aggregate unrealized losses of $1,802 have been recorded as an element of accumulated other comprehensive income as at December 31, 2002.

[iv] At December 31, 2002, the quoted market value of shares of RDM listed on the Canadian Venture Exchange was Cdn. $0.81 [U.S. $0.515 [2001 - Cdn. $1.27 [U.S. $0.80]] per share. As at December 31, 2002, the shares have an original cost of $39,522. Accordingly, aggregate unrealized gains of $6,210 have been recorded as an element of accumulated other comprehensive income as at December 31, 2002.

[v] On January 22, 1999, the Company purchased 500,000 shares of NETrageous Inc. to acquire approximately 3% ownership interest. The total consideration paid for the shares was $250,000. In February 2001 the shares in NETrageous were exchanged at no cost for 500,000 common shares in WZ.COM INC. The transaction resulted in CVF increasing its ownership interest to 4%. In October 2002 the business was dissolved with no proceeds left for distribution to shareholders and the investment was written off at December 31, 2002.

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 2002                                 [Expressed in U.S. Currency]

5. HOLDINGS CONT'D

The following table gives certain combined summarized financial information related to the Company's equity holdings:

                                                         2002               2001             2000
INCOME STATEMENT DATA                                      $                 $                 $
----------------------------------------------------------------------------------------------------
Net sales                                               129,666           100,725         236,006
Gross profit (loss) on sales                             90,940            99,042        (136,100)
Net (loss)                                             (203,279)         (319,305)     (1,618,142)
----------------------------------------------------------------------------------------------------
CVF'S SHARE OF NET (LOSS)                               (48,702)         (230,056)     (1,548,498)
----------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
Current assets                                           93,932           127,397         167,546
Non-current assets                                           --             2,150           2,978
----------------------------------------------------------------------------------------------------
TOTAL ASSETS                                             93,932           129,547         170,524
----------------------------------------------------------------------------------------------------
Current liabilities                                     199,637           142,195          65,423
Non-current liabilities                               1,755,728         1,625,422       1,515,133
(Deficit)                                            (1,861,433)       (1,638,070)     (1,410,032)
----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND EQUITY                             93,932           129,547         170,524
----------------------------------------------------------------------------------------------------
CVF'S SHARE OF (ACCUMULATED DEFICIT)                   (928,197)         (817,745)       (706,332)
----------------------------------------------------------------------------------------------------
CVF'S SHARE OF NON-CURRENT LIABILITIES                1,755,728         1,625,422       1,515,133
----------------------------------------------------------------------------------------------------

CVF's share of net loss of equity investees appearing in the statements of operations includes amounts loaned to Petrozyme to fund operating losses and amortization of goodwill. Amortization of goodwill amounted to $14,097 in 2001 and $85,869 in 2000.

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

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 2002                                 [Expressed in U.S. Currency]


6. TECHNOLOGY AND GOODWILL

[a]  The details of purchased technology are as follows:

                                                              2002               2001
                                                                $                  $
     ----------------------------------------------------------------------------------
     Cost                                                1,705,822          1,705,822
     Write down of intangible asset                        495,690                 --
     Accumulated amortization                              680,980            357,177
     ----------------------------------------------------------------------------------
                                                           529,152          1,348,645
     ----------------------------------------------------------------------------------


     In 2002, the Company reviewed the carrying value of the intangible assets associated with Ecoval. Although Ecoval has successfully developed natural pesticide, herbicide and fertilizer products, and patented certain technologies related to these products, sales of these products and related cashflows are still being developed. The Company is working to expand its marketing partnerships. The cash flows from this business have fallen below earlier expectations and the Company's resources available to support the expansion of Ecoval are currently limited. Accordingly, the Company has revised its estimates of near term future cashflows and the value assigned to the related intangible assets. In addition to the normal amortization of the intangibles, the Company has written these assets down by $495,690 [$nil in 2001 and 2000]. This write down is included in amortization expense for the year.

     In connection with this write-down, the Company recorded a reduction of future taxes of $168,535, which future taxes are associated with the lack of a tax base on these assets.

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 2002                                 [Expressed in U.S. Currency]


6. TECHNOLOGY AND GOODWILL CONT'D

[b]  The goodwill of subsidiaries consists of:

                                                                       ACCUMULATED       NET BOOK
                                                            COST      AMORTIZATION         VALUE
     2002                                                     $             $                $
     -----------------------------------------------------------------------------------------------
     SRE                                                  523,816         369,346         154,470
     Biorem                                               162,428         111,784          50,644
     Gemprint                                           2,444,366       1,244,258       1,200,108
     -----------------------------------------------------------------------------------------------
                                                        3,130,610       1,725,388       1,405,222
     -----------------------------------------------------------------------------------------------

                                                                       ACCUMULATED       NET BOOK
                                                            COST      AMORTIZATION         VALUE
     2001                                                     $             $                $
     -----------------------------------------------------------------------------------------------
     SRE                                                  523,816         369,346         154,470
     Biorem                                               162,428         111,784          50,644
     Gemprint                                           2,444,366       1,244,258       1,200,108
     -----------------------------------------------------------------------------------------------
                                                        3,130,610       1,725,388       1,405,222
     -----------------------------------------------------------------------------------------------

     The Company adopted the provisions of SFAS No. 142 effective January 1, 2002, at which time the amortization of the Company's existing goodwill ceased. During 2001 and 2000, amortization of goodwill of subsidiaries totaled $257,347 and $357,802 respectively.

     The following information is provided for comparative purposes.

                                                        2002             2001             2000
                                                          $                $                $
     ----------------------------------------------------------------------------------------------
     Net (loss)                                      (1,779,634)       (5,929,961)     (5,893,081)

     Goodwill amortization:
                  Subsidiaries                               --           257,347         357,802
                  Equity investees                           --            14,098          85,869
                  Discontinued business                      --           665,134         694,553
                                                     ----------------------------------------------
     Net (loss) before goodwill amortization         (1,779,634)       (4,993,382)     (4,754,857)
                                                     ----------------------------------------------
     Extraordinary gain                                      --               --          216,095
                                                     ----------------------------------------------
     Net (loss) before goodwill amortization
          and extraordinary item                     (1,779,634)       (4,993,382)     (4,970,952)
                                                     ----------------------------------------------
     Net (loss) per share before goodwill
          amortization (basic and diluted)                 0.20              0.56            0.85
                                                     ----------------------------------------------

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 2002                                 [Expressed in U.S. Currency]


7. BANK INDEBTEDNESS

                                                   2002               2001
                                                     $                  $
----------------------------------------------------------------------------
Gemprint [a]                                         --            119,659
SRE [b]                                              --            167,758
----------------------------------------------------------------------------
                                                     --            287,417
----------------------------------------------------------------------------

The weighted average interest rate on bank indebtedness during 2002 was 6.4% [8.4% in 2001].

[a] Gemprint had bank indebtedness of Cdn. $190,479 [U.S. $119,659] in 2001 with a Canadian chartered bank. In 2002 the loan was repaid by CVF. In 2001 the loan was collateralized by a term deposit of Cdn. $200,768 [U.S. $126,748].

[b] SRE has a line of credit with a Canadian chartered bank which is available, based on a fixed percentage of accounts receivable, to a limit of Cdn. $250,000 [U.S. $159,000]. Loans against this line bear interest at its bank's prime lending rate plus 0.5%. SRE has pledged a general security agreement as collateral. No amounts were drawn on this line of credit at December 31, 2002.

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 2002                                 [Expressed in U.S. Currency]

8. LONG-TERM DEBT

Long-term debt comprises the following:

                                                                          2002               2001
                                                                            $                  $
---------------------------------------------------------------------------------------------------
Convertible debenture issued by Gemprint, for Cdn. $286,841
   [2001- $286,841], bearing interest at 5% per annum.
    The loan has matured and is past due.                              182,431            180,194

Loans from a Biorem employee to Biorem of Cdn. $125,000
   [2001 - $125,000] and CVF officers of Cdn $10,000 [2001 -
   $25,000]. The loans are payable on demand upon the consent
   of CVF and bear interest at Canadian prime plus 3.0% to 4.0%.        85,860            100,512

Loans from an SRE officer to SRE of Cdn. $80,000
   [2001 - $nil] and an SRE director of Cdn $300,000 [2001 -
   $nil]. Loan terms as outlined below.                                241,680                 --
---------------------------------------------------------------------------------------------------
Total long-term debt                                                   509,971            280,706
Less: current portion of long-term debt                                (85,860)          (100,512)
   loans past due or in default                                       (182,431)          (180,194)
---------------------------------------------------------------------------------------------------
LONG-TERM DEBT EXCLUDING CURRENT PORTION AND LOANS PAST
   DUE OR IN DEFAULT                                                   241,680                 --
---------------------------------------------------------------------------------------------------


Interest expense on long-term debt during the year was $25,187 [$50,592 in 2001; $81,338 in 2000].

Loan from SRE officer - this amount is payable on or before the 1st day of October, 2004. Should SRE obtain either senior debt financing or equity financing of at least $1 million prior to October 1, 2004, all outstanding principal and interest due shall be due and payable as of the closing date of such financing. The note bears interest at the rate of 12% per annum.

Loan from SRE director - this amount is due on December 31, 2004 and consists of a convertible term note. Under the conversion terms, $4.00 of indebtedness can be exchanged for one common share of the Company at the option of the holder. The note bears interest at 5% per annum, calculated daily, and is payable at the end of the term.

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 2002                                 [Expressed in U.S. Currency]


9. PENSION OBLIGATION

In recognition of past service contributions by a retired executive officer, the Company has agreed to provide a Cdn. $6,000 [U.S. $3,816 at current exchange rates] monthly pension benefit for life. The accrued pension obligation represents the actuarial value of this benefit. This obligation is adjusted annually based on payments made and changes in actuarial assumptions.

10. INCOME TAXES

Details of the income tax (recovery) related to income from continuing operations are as follows:

                                                                 2002          2001          2000
                                                                  $              $             $
----------------------------------------------------------------------------------------------------
Current:
   U.S.
        Benefit of operating loss carryback                   (432,617)           --     (718,996)
        Income taxes on operating income of subsidiary              --        42,485           --
----------------------------------------------------------------------------------------------------
                                                              (432,617)       42,485     (718,996)
----------------------------------------------------------------------------------------------------
   Foreign                                                     (59,682)           --           --
----------------------------------------------------------------------------------------------------
Total current taxes                                           (492,299)       42,485     (718,996)
----------------------------------------------------------------------------------------------------
Deferred:
   U.S.                                                       (304,525)     (158,108)     279,430
   Foreign                                                          --            --           --
----------------------------------------------------------------------------------------------------
Total deferred taxes                                          (304,525)     (158,108)     279,430
----------------------------------------------------------------------------------------------------
INCOME TAX (RECOVERY)                                         (796,824)     (115,623)    (439,566)
----------------------------------------------------------------------------------------------------
(Loss) before (recovery of) income taxes:
   U.S.                                                     (2,684,546)   (3,380,226)  (2,200,136)
   Foreign                                                    (516,060)   (1,912,089)  (3,351,884)
----------------------------------------------------------------------------------------------------
(LOSS) BEFORE (RECOVERY OF) INCOME TAXES                    (3,200,606)   (5,292,315)  (5,552,020)
----------------------------------------------------------------------------------------------------

No income tax provisions or recoveries are allocable to operations of discontinued business, or extraordinary items.

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 2002                                 [Expressed in U.S. Currency]

10. INCOME TAXES CONT'D

The recovery of income taxes differs from the amount computed by applying the statutory income tax rate to net loss before recovery of income taxes as follows:

                                                              2002            2001          2000
                                                                %               %             %
---------------------------------------------------------------------------------------------------
U.S. statutory income tax rate                                34.0            34.0          34.0
---------------------------------------------------------------------------------------------------
(Decrease) increase in income tax resulting from:
   Non-deductible goodwill amortization                         --            (0.8)         (5.8)
   Loss in subsidiaries not recognized for tax purposes       (6.8)          (12.3)        (20.5)
   Unrecognized loss carryback and carryforward
      benefits of CVF                                         (4.5)          (19.5)           --
   Other                                                       2.2             0.8           0.2
---------------------------------------------------------------------------------------------------
EFFECTIVE INCOME TAX RATE                                     24.9             2.2           7.9
---------------------------------------------------------------------------------------------------

The components of the temporary differences which created the deferred tax (recovery) provision are as follows:

                                                               2002          2001          2000
                                                                $              $             $
---------------------------------------------------------------------------------------------------
Change in:
   Operating Tax loss carryforward, CVF Corporation         1,810,062      (654,000)   (1,299,000)
   Operating tax loss carryforward, subsidiaries              218,742      (243,858)    1,138,164
   Capital tax loss carryforward, CVF Corporation            (757,416)           --            --
   Pension obligation                                          (3,512)       17,348         9,119
   Change in accounting principal                               5,722         5,722        32,526
   Lack of tax basis for technology                          (296,245)     (152,843)           --
   Other                                                       (5,265)       (5,265)      (32,231)
   Change in valuation allowance                           (1,276,613)      874,788       430,852
---------------------------------------------------------------------------------------------------
                                                             (304,525)     (158,108)      279,430
---------------------------------------------------------------------------------------------------

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 2002                                 [Expressed in U.S. Currency]


10. INCOME TAXES CONT'D

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                                          2002               2001
                                                                            $                  $
---------------------------------------------------------------------------------------------------
Deferred tax assets:
U.S.
   Operating tax loss carryforward                                     142,938          1,953,000
   Capital loss carry-forward                                          757,416                 --
   Related to pension obligation                                       158,292            154,780
   Related to a change in accounting principle                          86,444             92,166
   Related to the unrealized loss attributable to
      securities available for sale valued at market                     3,015                 --
   Less: Valuation allowance                                        (1,148,105)        (2,199,946)
---------------------------------------------------------------------------------------------------
                                                                            --                 --
---------------------------------------------------------------------------------------------------
Deferred tax liabilities:
U.S.
   Related to lack of tax basis for technology                         179,912            476,157
   Other                                                                79,542             84,807
   Related to the unrealized gains attributable to
      securities available for sale valued at market                        --            215,619
---------------------------------------------------------------------------------------------------
                                                                       259,454            776,583
---------------------------------------------------------------------------------------------------
NET DEFERRED TAX (LIABILITY)                                          (259,454)          (776,583)
---------------------------------------------------------------------------------------------------

Deferred tax assets:
Foreign
   Income tax losses available for carryforward in subsidiaries      3,129,347          3,348,089
   Less: Valuation allowance                                        (3,129,347)        (3,348,089)
---------------------------------------------------------------------------------------------------
NET DEFERRED TAX ASSET - FOREIGN                                            --                 --
---------------------------------------------------------------------------------------------------

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 2002                                 [Expressed in U.S. Currency]



10. INCOME TAXES CONT'D

At December 31, 2002, the Company has losses available for carryforward in certain of its Canadian subsidiaries of approximately $10,473,000 [$11,017,000 in 2001] available to reduce future years' income for tax purposes in these subsidiaries. These losses expire as follows:

                                                                           $
------------------------------------------------------------------------------

2003                                                                1,095,000
2004                                                                2,193,000
2005                                                                1,431,000
2006                                                                1,968,000
Beyond                                                              3,786,000
------------------------------------------------------------------------------
                                                                   10,473,000
------------------------------------------------------------------------------

11. STOCKHOLDERS' EQUITY

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

     During the year, the Company repurchased 5,000 [36,000 in 2001] common shares for aggregate cash consideration $1,045 [$34,240 in 2001]. These shares are held in treasury for possible reissuance.

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 2002                                 [Expressed in U.S. Currency]


11. STOCKHOLDERS' EQUITY CONT'D

[b]  PREFERRED STOCK

     Preferred shares may be issued in one or more series as may from time to time be determined by the Board of Directors. Each series shall be distinctly designated.

     REDEEMABLE SERIES A PREFERRED STOCK

     The Company currently has outstanding a series of non-voting Preferred Stock designated as Series "A" Preferred Stock ["Series A Preferred"]. Each share of Series A Preferred has a stated value [the "Stated Value"] of the U.S. dollar equivalent of Cdn. $25 determined at the date of issuance. The holders of Series A Preferred are entitled to cumulative dividends at the rate of 5% annually of the Stated Value plus accrued but unpaid dividends, to be paid in U.S. dollars. The dividends have priority over any payments of dividends on common shares and on all other shares of preferred stock ranking junior to the Series A Preferred.

     The Company may, at its option and at any time, redeem all or part of the Series A Preferred from the holders thereof. Additionally, at any time after August 20, 2000, a holder of the Series A Preferred may require the Company to redeem any or all of the Series A Preferred held by such holder. The redemption price shall be the Stated Value plus all accrued but unpaid dividends. In light of the mandatory redemption feature, the preferred stock is classified outside of permanent equity. As at December 31, 2002, an amount of $16,828 [$13,732 at December 31, 2001] has been accrued in respect of cumulative unpaid dividends.

     During 2001, 168 shares of Series A Preferred were redeemed for 1,906 common shares.

     SERIES B CONVERTIBLE PREFERRED STOCK

     The Series B Preferred stock is convertible to common shares of the Company at a maximum conversion price of $4 per common share, and is senior to each other class of the Company's capital stock, and has a preference on dividends and on liquidation. The liquidation preference is 30% of the Stated Value [Stated Value is $10 per share]. In addition, the holders of the Series B Preferred have the right to vote as a class on certain matters, including any action that would change the rights and preferences of the Series B Preferred and any action that would create a new class or series of capital stock having a preference over the Series B Preferred or increase the authorized number of Series B Preferred. As at December 31, 2002, an amount of $271,357 [$207,740 at December 31, 2001] has been accrued in respect of cumulative unpaid dividends on the Series B Preferred. During the year, 34,131 common shares [2001: 636,530] of the Company were issued to holders of the Series B Preferred as payment for cumulative dividends on the Series B Preferred.

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 2002                                 [Expressed in U.S. Currency]


11. STOCKHOLDERS' EQUITY CONT'D

[b]  PREFERRED STOCK CONT'D

     SERIES B CONVERTIBLE PREFERRED STOCK CONT'D

     During the year, 6,500 Series B shares were converted to 478,492 common shares [during 2001, 5,000 Series B shares were converted to 43,504 common shares]. The transaction was valued at $65,000 [2001- $50,287] based on the average of the last 10 day's trading price of the common shares before the conversion date.

     As of June 30, 2002, in accordance with their terms the holder of all the Series B preferred stock was entitled to receive when dividends, as and if declared by the board of directors out of funds legally available for the payment of dividends, in the aggregate amount of $100,715 payable in cash or shares of common stock at the option of the Company. The terms of the Series B Preferred limited the number of shares that may be issued in payment of this dividend to 34,131 shares as of June 30, 2002. In accordance with their terms, no further common shares may be issued in payment of dividends on the Series B Preferred stock. The Company has determined that in accordance with the Nevada General Corporation Law with respect to the remaining dividend due as of June 30, 2002, $94,571, there are no funds legally available for the payment of this dividend. By the terms of the Series B Preferred stock, the dividend rate computed on the liquidation preference thereof [$3.42 million at June 30, 2002] increases from 6% to 10% per annum until all accrued and unpaid dividends are paid in full.

     The terms of the Series B shares provided that any such shares outstanding on the third anniversary of issue [October 2002] [the "Mandatory Conversion Date"], were to be converted to common stock of the Company. However, the terms of the shares also limit the number of shares that can be converted. As the number of shares that may be converted was reached before the Mandatory Conversion Date, no conversion occurred under this provision [note 19].

[c]  WARRANTS

     There are 1,132,784 Warrants outstanding at December 31, 2002 [386,818 at December 31, 2001].

     Of the Warrants outstanding at December 31, 2001, 302,202 related to the Series B 6% Convertible Preferred [the Series B Warrants] issued in 1999. The Series B Warrants were exercisable until October 8, 2002, at a price of U.S. $3.78. 15,000 of these Warrants were exercised in 2000.

     The fair value of Series B Warrants issued in 1999 and 2000 was determined using the Black Scholes model and treated as a discount on the Series B Preferred. This value was amortized

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 2002                                 [Expressed in U.S. Currency]

11. STOCKHOLDERS' EQUITY CONT'D

[c]  WARRANTS CONT'D
     as a beneficial conversion featured on the Series B Preferred over the expected period of the Series B Preferred, as a debit to retained (deficit) earnings.

     In 2002, 180,000 warrants were issued for consulting services performed. The Company also issued 952,784 warrants at an exercise price of $0.16 on April 16, 2002. The warrants are fully vested and subject to fair value accounting in accordance with SFAS 123 using the Black-Scholes option pricing model to determine fair value. The weighted average assumptions used were the same as those used in determining the fair value of stock options granted to employees on the same date and at the same exercise price [note 14]. A portion of these warrants were issued for services in the amount $34,767. The balance of these warrants were issued for consideration of $76,327.

[d]  COMPREHENSIVE INCOME (LOSS)

     SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income.

     Disclosure of accumulated balances related to each component of other comprehensive income (loss) is as follows:

                                                UNREALIZED                           ACCUMULATED
                                              GAINS (LOSSES)        FOREIGN             OTHER
                                               ON SECURITIES       CURRENCY         COMPREHENSIVE
                                               [NET OF TAX]       TRANSLATION      INCOME (LOSSES)
                                                     $                 $                  $
--------------------------------------------------------------------------------------------------
     BALANCE - JANUARY 1, 1999                     361,798         (338,835)              22,963

--------------------------------------------------------------------------------------------------
     Current year other comprehensive
        income (loss)                            1,435,184         (284,551)           1,150,633
--------------------------------------------------------------------------------------------------
     BALANCE - DECEMBER 31, 2000                 1,796,982         (623,386)           1,173,596

--------------------------------------------------------------------------------------------------
     Current year other comprehensive (loss)    (1,455,481)        (394,748)          (1,850,229)
--------------------------------------------------------------------------------------------------
     BALANCE - DECEMBER 31, 2001                   341,501       (1,018,134)            (676,633)

     Current year other comprehensive (loss)      (327,938)         (62,018)            (389,956)
--------------------------------------------------------------------------------------------------
     BALANCE - DECEMBER 31, 2002                    13,563       (1,080,152)          (1,066,589)
--------------------------------------------------------------------------------------------------

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 2002                                 [Expressed in U.S. Currency]


11. STOCKHOLDERS' EQUITY CONT'D

[d]  COMPREHENSIVE INCOME (LOSS) CONT'D

     The details of unrealized holding gains and losses included in comprehensive income net of reclassification adjustments are as follows:

                                            GAINS        (LOSSES)           TAXES          NET
                                              $              $                $             $
---------------------------------------------------------------------------------------------------
     2000                                 2,391,973              --         956,789     1,435,184
     2001                                        --      (1,969,563)        514,082    (1,455,481)
     2002                                        --        (551,905)        223,967      (327,938)


12. LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

                                                           2002           2001           2000
                                                            $               $              $
---------------------------------------------------------------------------------------------------
Numerator:
  Net (loss)                                           (1,779,634)     (5,929,961)    (5,893,081)
  Dividends on Series A preferred stock                    (3,096)         (2,348)       (15,225)
  Dividends on Series B preferred stock                  (271,357)       (210,000)      (210,000)
  Amortization of beneficial conversion feature on
     Series B preferred stock                                  --              --       (629,447)
---------------------------------------------------------------------------------------------------
  Numerator for basic and diluted (loss) per share
     (loss) attributable to common stockholders        (2,054,087)     (6,142,309)    (6,747,753)
---------------------------------------------------------------------------------------------------
Denominator:
  Denominator for basic and diluted (loss) per
     share - weighted average shares outstanding       10,376,016       9,263,042      7,543,336
---------------------------------------------------------------------------------------------------
Basic and diluted (loss) per share                         (0.20)          (0.66)         (0.89)
---------------------------------------------------------------------------------------------------

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 2002                                 [Expressed in U.S. Currency]


13. BUSINESS AQUISITION AND SUPPLEMENTARY SUBSIDIARY INFORMATION

[a]  GEMPRINT

     During April 2001, Gemprint converted a portion of its indebtedness to CVF into new common shares of Gemprint. This conversion of debt to shares resulted in CVF's equity interest in Gemprint - increasing from 56.1% to 64.9%.

     During 2000, the Company sold a portion of its holdings in Gemprint to a corporation formed for the benefit of certain Gemprint employees. The sale involved 5,614,743 common shares of Gemprint reducing CVF's interest from 73% to 56.1%. Consideration received was a demand promissory note in the amount of $333,600 [Cdn. $500,000], bearing interest at 5% per annum.

     Pursuant to SEC Staff Accounting Bulletin Topic 5E, the Company will recognize the gain/loss from this transaction when the related note has been paid.

     In addition to Class A voting shares [common], Gemprint has issued Class B and C voting shares which have cumulative dividend rates of 10%, are retractable by the holder at face value plus dividends in arrears, and are convertible to Class A common shares on a one-to-one basis. The Class B shares held by third parties have been classified as a liability at December 31, 2002 Cdn. $250,000, U.S. $159,000 [at December 31, 2001 Cdn.
     $250,000, U.S. $157,050]. The remaining Class B and all of the Class C shares are held by CVF. The timing of these retractions are restricted to specific time periods and Gemprint has received a notice to retract Cdn. $250,000 by a third-party investor. Cumulative dividends payable to third-party investees of $388,596 [$336,715 in 2001] have been accrued in these consolidated statements and included in trade payables and accrued liabilities.

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 2002                                 [Expressed in U.S. Currency]


13. BUSINESS AQUISITION AND SUPPLEMENTARY SUBSIDIARY INFORMATION CONT'D

[b]  ELEMENTS

     In September 2001, Elements ["Retail Products"], a subsidiary company of which CVF has a beneficial 61% interest, discontinued its operations. The related retail store and internet site were closed. Sales of the segment for 2001 and 2000 were $220,813 and $629,602 respectively. Due to the closing of the operations, CVF's goodwill in Elements of $470,398 was written off during 2001. Revenue from Elements from January 2001 to September 2001 was $220,813 [2000: $629,602]. Pre-tax loss from Elements from January 2001 to September 2001 was $138,552 [2000: $532,398].

     The loss on closing of Elements was calculated as follows:

                                                                                              $
     ----------------------------------------------------------------------------------------------
     Gain on settlement of net current liabilities                                        142,195
     Gain on settlement of loans                                                          140,540
     Loss on goodwill                                                                    (470,398)
     ----------------------------------------------------------------------------------------------
                                                                                         (187,663)
     Less minority interest                                                                85,296
     ----------------------------------------------------------------------------------------------
     NET (LOSS)                                                                          (102,367)
     ----------------------------------------------------------------------------------------------

[c]  PREFERRED AND NON-VOTING STOCK OF SUBSIDIARIES

     Preferred and other non-voting stock of subsidiaries includes the following:

                                                                          2002               2001
                                                                            $                  $
     ----------------------------------------------------------------------------------------------
     Gemprint Class B and C voting shares                              159,000            157,050
     ----------------------------------------------------------------------------------------------
                                                                       159,000            157,050
     ----------------------------------------------------------------------------------------------

[d]  DANTEC

     On April 19, 2002, as part of its business plan, the Company completed the sale of its interests in its subsidiary Dantec Corporation [Dantec]. Prior to the sale, CVF held a 54% interest in the common voting shares of Dantec. The proceeds on sale of CVF's interests was $494,878 and the Company recorded a gain on the sale of $516,245. As a result of the sale, Dantec has been accounted for as a discontinued operation. The sale has been accounted for as a discontinued operation. In prior years, Dantec was reported as a component of the "all other" business segment. Revenue from Dantec to April 19, 2002 was $103,364 [2001 - $1,098,540, 2000 -
     $1,580,417]. The Company's interest in the pre-tax loss from Dantec to April 19, 2002 was $111,764 [2001 - $680,090 loss, 2000 - $627,520 loss].

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 2002                                 [Expressed in U.S. Currency]

14. STOCK BASED COMPENSATION

During 2002, the Company granted nil [530,000 in 2001] stock options to certain officers, employees and directors. The exercise price of all options issued was equal to the market value of the underlying stock on the date on which options were granted.

During 2002, the Compensation Committee of the Board of Directors approved an adjustment to the exercise price for all options held by employees, including executive officers, as well as certain consultants. The revised exercise price was established by reference to the closing bid price of the Company's common stock on April 16, 2002, which was $0.16. Options to purchase approximately 1,415,500 shares of common stock were repriced. The repriced options are all fully vested. These options are subject to variable plan accounting using the intrinsic value method. As the Company's stock as at December 31, 2002 was $0.16, no additional compensation expense was recorded.

The following is a summary of stock option activity:

                                                                     WEIGHTED
                                                                      AVERAGE
                                                                     EXERCISE
                                                      SHARES           PRICE
                                                                         $
-------------------------------------------------------------------------------
Outstanding January 1, 1999                           385,000            3.25
   Granted during the year                            530,000            2.88
-------------------------------------------------------------------------------
Outstanding December 31, 1999                         915,000            3.04
   Granted during the year                            275,000            2.88
-------------------------------------------------------------------------------
   Expired during the year                            (22,500)           3.25
Outstanding December 31, 2000                       1,167,500            3.00
   Granted during the year                            530,000            0.55
-------------------------------------------------------------------------------
   Expired during the year                           (282,000)           2.41
-------------------------------------------------------------------------------
Outstanding December 31, 2001                       1,415,500            2.20
-------------------------------------------------------------------------------
   Repriced during the year                         1,415,500            0.16
   Granted during the year                                --
   Expired during the year                                --
-------------------------------------------------------------------------------
OUTSTANDING DECEMBER 31, 2002                       1,415,500            0.16
-------------------------------------------------------------------------------

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 2002                                 [Expressed in U.S. Currency]

14. STOCK BASED COMPENSATION CONT'D

As required by SFAS 124, which is an Amendment of SFAS 123, the following table outlines the differences between the intrinsic value method [Opinion 25] and the fair value method [SFAS 123]:

                                                      2002               2001               2000
                                                        $                   $                  $
------------------------------------------------------------------------------------------------------
Net loss attributed to common
   stockholders, as reported                     (2,054,087)        (6,142,309)        (6,747,753)

Basic and diluted loss per share,
   as reported                                        (0.20)             (0.66)             (0.89)

Stock-based employee
   compensation expense, net of
   tax, included in net loss
   if fair value method had been
   applied                                          (92,974)        (1,394,729)          (379,335)

Pro forma net loss available
   to common stockholders, if
   fair value method had been
   applied                                       (2,147,061)        (7,534,778)        (7,127,088)

Pro forma basic and diluted loss per
   share if fair value method had been
   applied                                            (0.21)             (0.81)             (0.94)

All of the 1,415,500 stock options outstanding at year-end are exercisable.

At December 31, 2002, the weighted average life of outstanding and exercisable options was 5.0 years [5.0 in 2001 and 4.9 in 2000].

The per share weighted average fair value of stock options repriced on April 16, 2002 to $0.16 was $0.06 using the Black-Scholes option-pricing model. No additional stock options were granted during the year to employees. The per share weighted average fair value of stock options granted during 2001 was $0.55 [$2.09 in 2000] on the date of grant using the Black-Scholes option-pricing model.

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 2002                                 [Expressed in U.S. Currency]


14. STOCK BASED COMPENSATION CONT'D

The following weighted average assumptions are used in the Black-Scholes option-pricing model:

o        Expected dividend yield - none
o        Risk-free interest rate - 5% [5% in 2001 and 5% in 2000]
o        Volatility - 95.2% [112.8% in 2001 and 90.7% in 2000]
o        Expected life - 5 years

Certain of the Company's subsidiaries have outstanding compensatory options granted to employees and directors, as described below. In the event the options granted by its subsidiaries are exercised, the Company's interest in those subsidiaries will be diluted. A summary of the stock options and shares outstanding at December 31, 2002 for those consolidated entities which have issued options are as follows:

[a] A total of 4,218,000 options to purchase shares of Gemprint are outstanding, 3,909,664 of which are exercisable at December 31, 2002. These options have a weighted average price of Cdn. $0.20 per share. Of the options outstanding, none were granted in 2002 or 2001, and 3,428,000 were granted in 2000. Gemprint has a total of 47,653,161 shares outstanding as at December 31, 2002.

[b] A total of 420,500 options to purchase shares of Biorem are outstanding, 318,125 of which are exercisable at December 31, 2002. These options have a weighted average exercise price of Cdn. $1.82 per share. During 2002, 78,500 option shares were granted. Biorem has a total of 1,421,431 shares outstanding as at December 31, 2002.

[c] In 2000, SRE granted 14,740 options to purchase its common shares at a price of Cdn. $3.28 per share. Of these options, 12,898 are exercisable at December 31, 2002. SRE has a total of 1,566,149 shares outstanding as at December 31, 2002.

15. EXTRAORDINARY ITEM

An extraordinary gain of $216,095 [after taxes of $nil] or $0.03 per common share arose from the settlement of a Gemprint loan for an amount less than the face value in 2000.

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 2002                                 [Expressed in U.S. Currency]



16. SUPPLEMENTARY INFORMATION ON CASH FLOWS

Adjustments to reconcile net loss from operating activities for the years ending December 31 are as follows:

                                                       2002              2001                2000
                                                        $                  $                   $
---------------------------------------------------------------------------------------------------
Depreciation and amortization                        404,855             722,877          464,929
Impairment of intangible asset                       495,690                  --               --
Loss from equity investees                            48,702             244,153        1,634,367
Impairment of holdings                               325,560                  --               --
Shares issued in lieu of cash                         36,065             206,096          339,063
Gain on sale of holdings                            (253,478)           (501,040)       (412,917)
Minority interest in losses of subsidiaries         (219,667)           (167,740)       (163,196)
---------------------------------------------------------------------------------------------------
Warrants compensation                                 34,767                  --               --
---------------------------------------------------------------------------------------------------
Deferred income tax expense                         (532,210)           (158,108)         279,430
Pension expense                                       47,611              38,357           34,445
---------------------------------------------------------------------------------------------------
                                                     387,895             384,595        2,176,121
---------------------------------------------------------------------------------------------------

Changes in operating assets and liabilities for the years ending December 31, are as follows:

                                                       2002              2001                2000
                                                        $                  $                   $
---------------------------------------------------------------------------------------------------
Decrease (increase) in trade receivables             100,766           1,082,920        (629,748)
Decrease (increase) in inventory and other           334,220             391,023        (709,315)
(Increase) decrease in income taxes receivable      (492,918)          2,451,929          516,443
(Increase) decrease in accounts payables and
   accrued liabilities                               167,948            (605,100)       1,548,216
---------------------------------------------------------------------------------------------------
                                                     110,016           3,320,772          725,596
---------------------------------------------------------------------------------------------------

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 2002                                 [Expressed in U.S. Currency]


16. SUPPLEMENTARY INFORMATION ON CASH FLOWS CONT'D

The Company has entered into the following non-cash transactions:

[a] During 2001, CVF's subsidiary Gemprint converted a portion of its indebtedness to CVF into new common shares of Gemprint. This conversion of debt to shares resulted in CVF's equity interest in Gemprint increasing from 56.1% to 64.9%.

[b] In a prior year CVF provided a Cdn. $200,000 guarantee and a pledge of 170,000 common shares of CVF to a Canadian chartered bank as security for a line of credit for Dantec. During 2001, the bank disposed of 100,000 of the 170,000 shares pledged [the other 70,000 shares were disposed of in 2000]. The proceeds of U.S. $86,646 were applied to Dantec's line of credit.

17. SEGMENTED INFORMATION

In 2002, as a result of growth in the natural fertilizer segment, the Company reallocated business units to business segments to more appropriately group units for chief operating decision purposes and reporting in accordance with SFAS 131. This change was applied on a retroactive basis. During 2001, the Company discontinued the operations of its retail products segment [Elements]. During 2002 the Company sold its interest in Dantec. The comparative information in this note has been restated to remove Dantec and Elements from continuing operations.

The Company has five reportable segments: bioremediation, machine controls, precious gem identification, natural fertilizer, and general corporate. The bioremediation segment consists of one company that is engaged in bioconversion and biotransformation of industrial contamination of soil or groundwater. The machine controls segment consists of one company that designs, manufactures and sells electric motor controls to machine manufacturers. The gem identification segment consists of one company that has developed identification and database systems, and markets its products and services to the companies in the precious gem business, including producers, cutters, distributors and retailers. The natural fertilizer segment consists of one company that develops, manufactures and markets natural fertilizers, insecticides and herbicides. The Company's general corporate segment provides funding and management overview services to the holdings. This segment's results also include interest income and expense, and gains and losses on sales of its various holdings.

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 2002                                 [Expressed in U.S. Currency]


17. SEGMENTED INFORMATION CONT'D

Segment assets consist of capital assets and goodwill.

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

Sales of approximately $2,092,000 [$9,410,000 in 2001; $11,985,000 in 2000] of
the machine controls segment were to customers in the U.S. The remainder of the consolidated sales were primarily to customers in Canada. The basis for attributing revenues from external customers to individual countries is the location of the customer. Virtually all of the long-lived assets of the Company are located in Canada.

During the years ended December 31, 2002, 2001 and 2000, the Company, through one of its subsidiaries, was economically dependent on one key customer for its revenues such that sales from this customer in the machine controls segment represents approximately 32% [76% in 2001; 68% in 2000] of the Company's consolidated sales. In addition, consistent with the nature and business plans of the Company, many of its subsidiaries and equity holdings are dependent on the general corporate segment for funding to enable them to meet their business objectives.

CVF TECHNOLOGIES CORPORATION


                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Year ended December 31                             [Expressed in U.S. Currency]



17. SEGMENTED INFORMATION CONT'D

                                                                                                MACHINE       IDENTIFICATION
                                                                            BIOREMEDIATION     CONTROLS           SYSTEMS
2002                                                                               $               $                 $
-----------------------------------------------------------------------------------------------------------------------------
SALES                                                                         2,713,971        2,270,573          613,793
-----------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations before depreciation
   and research and development                                                 564,350         (517,256)          49,534
Depreciation                                                                     29,631           17,525            7,107
-----------------------------------------------------------------------------------------------------------------------------
Research and development                                                         83,446          259,704          (28,216)
-----------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations before other income (expenses)                    451,273         (794,485)          70,643
Interest income                                                                      --            1,886            1,061
Interest (expense)                                                              (33,411)          (8,723)         (75,476)
(Loss) from equity investees                                                         --               --               --
(Loss) gain on sale of holdings                                                      --               --               --
-----------------------------------------------------------------------------------------------------------------------------
Segment income (loss) before (recovery) of income taxes                         417,862         (801,322)          (3,772)
-----------------------------------------------------------------------------------------------------------------------------
(Recovery) of income taxes                                                           --               --           (4,776)
-----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                               417,862         (801,322)           1,004
Minority interest                                                                    --          219,667               --
-----------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS                                    417,862         (581,655)           1,004
-----------------------------------------------------------------------------------------------------------------------------

Depreciation and amortization                                                    29,632           17,525            7,107
Capital expenditures                                                             17,311               --           37,734
Segment assets                                                                  132,717          211,063        1,255,358
Segment goodwill (included in segment assets)                                    50,644          154,470        1,200,108
Segment technology (included in segment assets)                                      --               --               --



                                                                              NATURAL            CORPORATE
                                                                            FERTILIZER        ADMINISTRATION         TOTAL
2002                                                                             $                   $                 $
-----------------------------------------------------------------------------------------------------------------------------
SALES                                                                           325,175                --         5,923,512
-----------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations before depreciation
   and research and development                                              (1,197,323)       (1,390,500)       (2,491,195)
Depreciation                                                                         --             8,992            63,255
-----------------------------------------------------------------------------------------------------------------------------
Research and development                                                         71,839                --           386,773
-----------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations before other income (expenses)                 (1,269,162)       (1,399,492)       (2,941,223)
Interest income                                                                      --             2,196             5,143
Interest (expense)                                                                   --           (26,132)         (143,742)
(Loss) from equity investees                                                         --           (48,702)          (48,702)
(Loss) gain on sale of holdings                                                      --           (72,082)          (72,082)
-----------------------------------------------------------------------------------------------------------------------------
Segment income (loss) before (recovery) of income taxes                      (1,269,162)       (1,544,212)       (3,200,606)
-----------------------------------------------------------------------------------------------------------------------------
(Recovery) of income taxes                                                     (120,068)         (671,980)         (796,824)
-----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                            (1,149,094)         (872,232)       (2,403,782)
Minority interest                                                                    --                --           219,667
-----------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS                                 (1,149,094)         (872,232)       (2,184,115)
-----------------------------------------------------------------------------------------------------------------------------

Depreciation and amortization                                                   341,600             8,992           404,855
Capital expenditures                                                                 --                --            55,045
Segment assets                                                                  530,733             5,830         2,135,701
Segment goodwill (included in segment assets)                                        --                --         1.405,222
Segment technology (included in segment assets)                                 529,152                --           529,152

CVF TECHNOLOGIES CORPORATION


                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Year ended December 31                            [Expressed in U.S. Currency]




17. SEGMENTED INFORMATION CONT'D

                                                                                                MACHINE       IDENTIFICATION
                                                                            BIOREMEDIATION     CONTROLS           SYSTEMS
2001                                                                               $               $                 $
-----------------------------------------------------------------------------------------------------------------------------
SALES                                                                           784,906        9,601,001          481,465
-----------------------------------------------------------------------------------------------------------------------------
(Loss) income from operations before depreciation
   and research and development                                                (203,718)        (502,444)        (482,233)
Depreciation                                                                     14,164           14,867            7,490
-----------------------------------------------------------------------------------------------------------------------------
Research and development                                                        124,318          405,045            4,369
-----------------------------------------------------------------------------------------------------------------------------
(Loss) from operations before other income (expenses)                          (342,200)        (922,356)        (494,092)
Interest income                                                                      --            9,824               --
Interest (expense)                                                              (13,489)          (8,682)        (167,156)
(Loss) from equity investees                                                         --               --               --
Gain on sale of holdings                                                             --               --               --
-----------------------------------------------------------------------------------------------------------------------------
Segment (loss) before (recovery) of income taxes                               (355,689)        (921,214)        (661,248)
-----------------------------------------------------------------------------------------------------------------------------
(Recovery) provision for income taxes                                                --               --               --
-----------------------------------------------------------------------------------------------------------------------------
Net (loss)                                                                     (355,689)        (921,214)        (661,248)
Minority interest                                                                    --          206,560            9,598
-----------------------------------------------------------------------------------------------------------------------------
NET (LOSS) FROM CONTINUING OPERATIONS                                          (355,689)        (714,654)        (651,650)
-----------------------------------------------------------------------------------------------------------------------------

Depreciation and amortization                                                    48,850           48,244          313,363
Capital expenditures                                                              5,280            5,046            4,163
Segment assets                                                                  143,845          227,657        1,220,743
Segment goodwill (included in segment assets)                                    50,644          154,470        1,200,108
Segment technology (included in segment assets)                                      --               --               --

                                                                               NATURAL            CORPORATE
                                                                             FERTILIZER        ADMINISTRATION         TOTAL
2001                                                                              $                   $
-----------------------------------------------------------------------------------------------------------------------------
SALES                                                                            385,422                --        11,252,794
-----------------------------------------------------------------------------------------------------------------------------
(Loss) income from operations before depreciation
   and research and development                                               (1,036,414)       (2,352,812)       (4,577,621)
Depreciation                                                                      29,359             7,580            73,460
-----------------------------------------------------------------------------------------------------------------------------
Research and development                                                         208,569                --           742,301
-----------------------------------------------------------------------------------------------------------------------------
(Loss) from operations before other income (expenses)                         (1,274,342)       (2,360,392)       (5,393,382)
Interest income                                                                       --            26,630            36,454
Interest (expense)                                                                (2,947)               --          (192,274)
(Loss) from equity investees                                                          --          (244,153)         (244,153)
Gain on sale of holdings                                                              --           501,040           501,040
-----------------------------------------------------------------------------------------------------------------------------
Segment (loss) before (recovery) of income taxes                              (1,277,289)       (2,076,875)       (5,292,315)
-----------------------------------------------------------------------------------------------------------------------------
(Recovery) provision for income taxes                                           (121,821)            6,198          (115,623)
-----------------------------------------------------------------------------------------------------------------------------
Net (loss)                                                                    (1,155,468)       (2,083,073)       (5,176,692)
Minority interest                                                                (48,418)               --           167,740
-----------------------------------------------------------------------------------------------------------------------------
NET (LOSS) FROM CONTINUING OPERATIONS                                         (1,203,886)       (2,083,073)       (5,008,952)
-----------------------------------------------------------------------------------------------------------------------------

Depreciation and amortization                                                    370,714            12,580           793,751
Capital expenditures                                                                 699             1,641            16,829
Segment assets                                                                 1,359,540            14,629         2,966,414
Segment goodwill (included in segment assets)                                         --                --         1.405,222
Segment technology (included in segment assets)                                1,348,645                --         1,348,645

CVF TECHNOLOGIES CORPORATION


                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Year ended December 31                            [Expressed in U.S. Currency]



17. SEGMENTED INFORMATION CONT'D

                                                                                                MACHINE       IDENTIFICATION
                                                                            BIOREMEDIATION     CONTROLS           SYSTEMS
2000                                                                               $               $                 $
-----------------------------------------------------------------------------------------------------------------------------
SALES                                                                         2,244,280       12,299,978          236,917
-----------------------------------------------------------------------------------------------------------------------------
(Loss) from operations before depreciation
   and research and development                                                 (89,608)        (118,503)        (700,683)
Depreciation                                                                     18,055           34,142           34,483
-----------------------------------------------------------------------------------------------------------------------------
Research and development                                                         81,686          555,993            6,028
-----------------------------------------------------------------------------------------------------------------------------
(Loss) from operations before other income (expenses)                          (189,349)        (708,638)        (741,194)
Interest income                                                                      --           45,174              977
Interest (expense)                                                               (4,892)         (22,924)         (85,602)
(Loss) from equity investees                                                         --               --               --
Gain on sale of holdings                                                             --               --               --
-----------------------------------------------------------------------------------------------------------------------------
Segment (loss) before (recovery) of income taxes                               (194,241)        (686,388)        (825,819)
-----------------------------------------------------------------------------------------------------------------------------
(Recovery) of income taxes                                                           --               --               --
-----------------------------------------------------------------------------------------------------------------------------
Net (loss) from continuing operations                                          (194,241)        (686,388)        (825,819)
Minority interest                                                                    --          163,196               --
-----------------------------------------------------------------------------------------------------------------------------
Net (loss)                                                                     (194,241)        (523,192)        (825,819)
Extraordinary gain                                                                   --               --          216,095
-----------------------------------------------------------------------------------------------------------------------------
NET (LOSS) FROM SEGMENTS                                                       (194,241)        (523,192)        (609,724)
-----------------------------------------------------------------------------------------------------------------------------

Depreciation and amortization                                                    43,795           39,482          355,730
Capital expenditures                                                             98,704           58,461            8,331
Segment assets                                                                  197,613          286,250        1,631,878
Segment goodwill (included in segment assets)                                    79,280          187,167        1,606,650
Segment technology (included in segment assets)                                      --               --               --

                                                                               NATURAL            CORPORATE
                                                                             FERTILIZER        ADMINISTRATION         TOTAL
2000                                                                              $                   $
------------------------------------------------------------------------------------------------------------------------------
SALES                                                                              9,996                --        14,791,171
------------------------------------------------------------------------------------------------------------------------------
(Loss) from operations before depreciation
   and research and development                                                 (328,647)       (2,307,201)       (3,544,642)
Depreciation                                                                          --            20,447           107,127
------------------------------------------------------------------------------------------------------------------------------
Research and development                                                          14,387                --           658,094
------------------------------------------------------------------------------------------------------------------------------
(Loss) from operations before other income (expenses)                           (343,034)       (2,327,648)       (4,309,863)
Interest income                                                                       --            60,384           106,535
Interest (expense)                                                               (13,824)               --          (127,242)
(Loss) from equity investees                                                          --        (1,634,367)       (1,634,367)
Gain on sale of holdings                                                              --           412,917           412,917
------------------------------------------------------------------------------------------------------------------------------
Segment (loss) before (recovery) of income taxes                                (356,858)       (3,488,714)       (5,552,020)
------------------------------------------------------------------------------------------------------------------------------
(Recovery) of income taxes                                                            --          (439,566)         (439,566)
------------------------------------------------------------------------------------------------------------------------------
Net (loss) from continuing operations                                           (356,858)       (3,049,148)       (5,112,454)
Minority interest                                                                     --                --           163,196
------------------------------------------------------------------------------------------------------------------------------
Net (loss)                                                                      (356,858)       (3,049,148)       (4,949,258)
Extraordinary gain                                                                    --                --           216,095
------------------------------------------------------------------------------------------------------------------------------
NET (LOSS) FROM SEGMENTS                                                        (356,858)       (3,049,148)       (4,733,163)
------------------------------------------------------------------------------------------------------------------------------

Depreciation and amortization                                                      5,474            20,448           464,929
Capital expenditures                                                              15,572             6,612           187,680
Segment assets                                                                    14,249            26,774         2,156,764
Segment goodwill (included in segment assets)                                         --                --         1.873,097
Segment technology (included in segment assets)                                1,900,497                --         1,900,497

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 2002


18. COMMITMENTS

The Company leases office equipment and property under operating leases expiring in various years through 2006.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2002 for each of the next four years and in aggregate are:

YEAR ENDED DECEMBER 31
                                                                           $
------------------------------------------------------------------------------

2003                                                                  128,945
------------------------------------------------------------------------------
2004                                                                  101,650
------------------------------------------------------------------------------
2005                                                                   72,470
2006                                                                   48,360
------------------------------------------------------------------------------
TOTAL MINIMUM FUTURE RENTAL PAYMENTS                                  351,425
------------------------------------------------------------------------------

Rental expense for the year was $177,881 [$252,761 for 2001; $227,331 for 2000].

19. CONTINGENCIES

A claim has been filed against the Company by a former officer of Ecoval Corporation. This individual has claimed wrongful dismissal and severance costs. The amount claimed is $110,722. This matter is at an early stage and the amount or probability of any loss on the matter is indeterminable. The Company will account for any loss on this claim in the event that such amount is probable and determinable.

The Company is currently under a routine audit by the Internal Revenue Service ["IRS"]. Although the audit is routine, the IRS has indicated that it will review the treatment of capital loss benefits of $2,532,000 claimed in a prior year. No assessments have been issued in this matter and the Company believes that it has adequately provided for its tax liabilities. Should an adjustment be proposed or assessed, the Company would plan to vigorously oppose any material revisions to its refunds. Any loss arising from such matter will be recorded when determinable.

CVF TECHNOLOGIES CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 2002


19. CONTINGENCIES CONT'D

As the Company has not converted its outstanding Series B shares to common stock, and the Company has not paid all dividends on the Series B shares, the holder of the Company's Series B preferred stock has attempted to require that the Company redeem the shares for $4,569,750. The Company has denied the redemption request on the basis that the holder does not have a right to require such redemption. The right of the holder may become disputed and the Company may be required to defend its position. While the Company believes that it has the right to deny such redemption, the outcome of any such a dispute is not determinable with certainty. Any redemptions of preferred shares would be subject to the limitations imposed by Nevada corporate law. These laws would prevent cash payment on redemption, based on the Company's current financial position.

The Company is involved from time to time in other litigation, which arises in the normal course of business. In respect of these claims the Company believes it has valid defenses and/or appropriate insurance coverage in place. In management's judgment, no material exposure exists on the eventual settlement of such litigation.

20. SUBSEQUENT EVENTS

In January 2003, an independent director of the Company loaned to the Company $200,000 evidenced by a promissory note. This loan is payable upon receipt of the income tax refund related to the 2002 year. This loan carries interest at 20% per annum.

21. LOANS RECEIVABLE

Loans receivable pertain to loans advanced to certain Company officers. The loans are denominated in Canadian dollars, and bear an effective interest rate of 6%. These loans have no repayment terms.

22. COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform with the presentations adopted for 2002.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.
                                    PART III


ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a)     Directors and Executive Officers

The directors and executive officers of CVF are as follows:


NAME                     AGE      POSITION
------------------       ---      ----------------------------------------------

Jeffrey I. Dreben         57       Director; Chairman, Chief Executive
                                   Officer; and President
Robert B. Nally           55       Director; Chief Operating Officer, Chief
                                   Technology Officer, Secretary; and Treasurer
Robert L. Miller          51       Chief Financial Officer
Lawrence M. Casse         46       Vice President
George A. Khouri          56       Director; Consultant
Robert H. Glazier         54       Director

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

George A. Khouri has been a consultant to and an outside Director of CVF since April 1997. Since March 31, 2003 Mr. Khouri is a Managing Director of Growth Capital Partners. From February 1999 until March 2003 Mr. Khouri acted in the role of Managing Director of Avalon Group Ltd. From 1993 until September 1996, Mr. Khouri was Managing Director-Capital Markets for Nomura Securities International Inc.

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

Section 16(a) Beneficial Ownership Reporting Compliance

During the fiscal year 2002 none of the officers and directors of CVF were late in filing a report under section 16(a) of the Exchange Act.

ITEM 10 EXECUTIVE COMPENSATION

The following is a summary of the remuneration paid to the chief executive officer and all other executive officers and others whose total annual salary and bonus exceeds $100,000 for the period ending December 31, 2002 (the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

Name and                                                              Other
Principal                        Salary             Bonus          Compensation
Position              Year         $                  $                  $
----------------      -----     -------------    ------------     --------------

Jeffrey I. Dreben      2000      $200,000         $   0                $ 0
  CEO and              2001      $200,000         $ 30,000 (4)         $ 0
  President            2002      $162,167         $   0                $ 0

Robert B. Nally        2000      $134,740 (1)     $   0                $ 0
  COO, CTO,            2001      $129,220 (2)     $ 30,000 (4)         $ 0
  Secretary and        2002      $134,920 (3)     $   0                $ 0
  Treasurer


(1) Paid in Canadian currency but translated in the table to U.S. Currency. Based on the average exchange rate for 2000 of CND $1 = US $.6737

(2) Paid in Canadian currency but translated in the table to U.S. Currency. Based on the average exchange rate for 2001 of CND $1 = US $.6461

(3) Paid in Canadian currency but translated in the table to U.S. Currency. Based on the average exchange rate for 2002 of CND $1 = US $.6368

(4)     This bonus was paid in recognition of progress made during the year
        2000.


OPTION/SAR GRANT TABLE

        There were no individual issuances of stock options to acquire common shares of CVF granted during the fiscal year ended December 31, 2002 to each of the Named Executive Officers. However all stock options outstanding were re-priced during 2002 at an exercise price of $0.16 per share.

AGGREGATED OPTION/SAR EXERCISE AND FISCAL YEAR END OPTION/SAR VALUE TABLE

                                                                    Value of
                                                                  Unexercised
                                               Unexercised        In-the-money
                                                Options at         Options at
                      Shares                   Dec. 31, 2002     Dec. 31, 2002
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


ITEM 11         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Voting Securities and Principal Holders

The following table sets forth, as of March 14, 2003, the approximate number of common shares of CVF owned of record or beneficially by each person who owned of record, or was known by CVF to own beneficially, more than 5% of CVF's common stock and the name and shareholdings of each officer and director, and all officers and directors as a group.

                                                NUMBER OF       PERCENTAGE OF
                                             COMMON SHARES      COMMON SHARES
NAME AND ADDRESS                           BENEFICIALLY OWNED       OWNED
--------------------                       ------------------   -------------

Jeffrey I. Dreben (1)                             925,923               7.3%
8604 Main Street, Suite 1
Williamsville, NY 14221


Robert B. Nally (1)                               976,567               7.7%
189 Mary Street
Waterloo, Ontario
Canada, N2J 1S1


Brant Investments Limited                       1,235,731               9.8%
c/o Royal Trust Corporation
 of Canada
Global Bank Plaza
200 Bay Street
Toronto, Ontario M5J 2J5



Prudential Insurance                              647,128               5.1%
Company of America
751 Broad Street
Newark, NY 07102

Directors and Officers                          2,282,490              18.0%
as a Group (6 persons) (1)(2)(3)(4)(5)

(1) Each of Messrs. Dreben and Nally amounts include 460,000 options held by each of Mr. Dreben and Mr. Nally to acquire CVF's common shares at an option price of $0.16 and 324,326 warrants to acquire CVF's common shares at a price of $0.16 per common share.

(2) Mr. Robert L. Miller, Chief Financial Officer of CVF, has been issued 115,000 Options to acquire common shares of CVF at an exercise price of $0.16 per Share.

(3) Mr. Lawrence M. Casse, a Vice President of CVF, has been issued 40,000 options to acquire common shares of CVF at an exercise price of $0.16 per share.

(4) Mr. Khouri has been issued 125,000 options to acquire CVF common shares at an option price of $0.16 per share.

(5) Mr. Glazier has been issued 100,000 options to acquire CVF common shares at an option price of $0.16.

ITEM 12         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Service Agreement with D and N Consulting. CVF entered into a Service Agreement dated February 10, 1997 with D and N Consulting Corporation ("D and N"), (replacing a similar agreement it had with CVF Inc. from September 1995) pursuant to which D and N are to provide a variety of administrative, managerial and clerical services to CVF. Under the Service Agreement, D and N would be responsible for all administrative requirements of CVF, including, but not limited to, maintaining the books of CVF, preparing periodic reports to the Board of Directors of CVF and providing office facilities and travel expenses. In return for the above services, D and N is to be paid a service fee based on an annual budget prepared by D and N and approved by the Board of Directors of CVF. In May, 2002 the Service Agreement was replaced by a new Service Agreement dated May 1, 2002 containing substantially the same terms and conditions as the prior agreement and expiring May 27, 2005. The new Service Agreement renews automatically for successive one year periods thereafter unless either party provides 12-months prior written notice of non-renewal. Upon a change in control of CVF, the term of the Service Agreement is automatically extended for an additional period of five years. Messrs. Dreben and Nally are each officers and 50% shareholders of D and N. CVF and D and N have mutually agreed to defer operation of the Service Agreement. Instead, the services continue to be provided by officers, employees and consultants of CVF. CVF has neither paid nor accrued service fees under the Service Agreement. D and N Consulting maintains the right to begin the operation of the Service Agreement at any time.

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

Services Agreement with Michael Dreben. CVF entered into a Services Agreement dated October 2, 2001 with Michael Dreben, the son of Jeffrey I. Dreben, CVF's President, Chairman and Chief Executive Officer. Pursuant to the Services Agreement, Michael Dreben will identify and assist in closing funding and merger and acquisition opportunities for CVF and the Corporations. In return for these services, Michael Dreben received warrants to purchase 180,000 shares of CVF's common stock. These warrants vest monthly over the term of the agreement. The Services Agreement also entitles Michael Dreben to receive a cash fee upon the closing of such funding and merger and acquisition opportunities. The Services Agreement terminates upon 30 days' prior written notice by either party. Effective June 2002 Michael Dreben is paid a salary by CVF at an annual rate of $106,000.

Loan from George Khouri. In January 2003 George Khouri an independent director of the Company loaned the Company $200,000 evidenced by a promissory note. This loan is payable upon receipt of the income tax refund which was received in March 2003. This loan carries interest at 20% per annum.

ITEM 13         EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits

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

(99)      Certification Pursuant to 18 U.S.C. 1350 As Adopted Pursuant to
          Section 906 of the Sarbanes Oxley Act of 2002.

      (b) Reports on Form 8-K.
            None.

ITEM 14          Controls and procedures

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


SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CVF Technologies Corporation

by: /s/ Jeffrey I. Dreben
   ------------------------------------
   Jeffrey I. Dreben, CEO and President
   (Principal Executive Officer)
date: April 15, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                             Title                       Date
---------                             -----                       ----

/s/ Jeffrey I. Dreben                 Director                    April 15, 2003
------------------------
Jeffrey I. Dreben

/s/ Robert B. Nally                   Director                    April 15, 2003
------------------------
Robert B. Nally

/s/ Robert H. Glazier                 Director                    April 15, 2003
------------------------
Robert H. Glazier

/s/ George A. Khouri                  Director                    April 15, 2003
------------------------
George A. Khouri

/s/ Robert L. Miller                  Chief Financial Officer     April 15, 2003
------------------------              (Principal Financial
Robert L. Miller                      and Accounting Officer)

                                  CERTIFICATION

I, Jeffrey I. Dreben, certify that:

1. I have reviewed this annual report on Form 10-KSB of CVF Technologies Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: April 15, 2003



                                                        /s/ Jeffrey I. Dreben
                                                        ---------------------
                                                        Jeffrey I. Dreben,
                                                        Chief Executive Officer

                                  CERTIFICATION

I, Robert L. Miller, certify that:

     1. I have reviewed this annual report on Form 10-QSB of CVF Technologies Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which annual reports is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 15, 2003


                                                        /s/ Robert L. Miller
                                                        --------------------
                                                        Robert L. Miller,
                                                        Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                Name
-----------                ----

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

(99)      Certification Pursuant to 18 U.S.C. 1350 As Adopted Pursuant to
          Section 906 of the Sarbanes Oxley Act of 2002.


      (b) Reports on Form 8-K.
            None.


EXHIBIT 21


SUBSIDIARIES OF CVF TECHNOLOGIES CORPORATION


1.       SRE Controls Inc
2.       Biorem Technologies Inc.
3.       Gemprint(TM)Corporation
4.       Ecoval Corporation
5.       CVF Capital Management Corporation
6.       Petrozyme Technologies Inc.
7.       IMT Systems Inc.