Form 10QSB
period 2003-03-31
CVF TECHNOLOGIES CORP
filed 2003-06-09
CIK 1032997

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                QUARTERLY REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

     As of May 22, 2003, there were 10,706,049 shares of common stock, $0.001 par value per share, of the issuer outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                  CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                          (Expressed in U.S. Currency)

                                                                                     March 31,                 December 31,
                                                                                       2003                      2002
                                                                                    (unaudited)                 (audited)
                                                                                   -------------              -------------
                                                                                      (Note 2)                   (Note 2)
                                     ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                                    $     802,867              $     218,003
      Trade receivables                                                                  990,517                    940,559
      Inventory (Note 5)                                                                 552,832                    419,764
      Prepaid expenses and other                                                          68,391                     56,794
      Income taxes receivable                                                             28,473                    492,299
                                                                                   -------------              -------------
           TOTAL CURRENT ASSETS                                                        2,443,080                  2,127,419
Property and equipment, net of accumulated depreciation                                  197,827                    201,327
Loans receivable                                                                         144,399                    144,399
Holdings available for sale, at market                                                    18,061                     62,505
Technology, net of accumulated amortization                                              474,776                    529,152
Goodwill                                                                               1,405,222                  1,405,222
                                                                                   -------------              -------------
           TOTAL ASSETS                                                            $   4,683,365              $   4,470,024
                                                                                   =============              =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Bank indebtedness                                                            $      69,744              $           -
      Current portion of long-term debt (Note 15)                                        291,835                     85,860
      Loans past due or in default                                                       195,138                    182,431
      Accounts payables and accrued liabilities                                        4,471,145                  3,762,186
      Preferred and other non-voting stock of subsidiaries                               170,075                    159,000
                                                                                   -------------              -------------
           TOTAL CURRENT LIABILITIES                                                   5,197,937                  4,189,477
                                                                                   -------------              -------------
Notes payable - officers and directors (Note 15)                                         378,927                    241,680
Deferred income taxes                                                                    238,966                    259,454
Minority interest                                                                        149,653                    217,167
Pension obligation                                                                       493,035                    465,566
                                                                                   -------------              -------------
                                                                                       1,260,581                  1,183,867
                                                                                   -------------              -------------
Redeemable Series A preferred stock, $0.001 par value, redeemable at $18.25 per
         shares, authorized 500,000 shares, issued and outstanding 3,477 shares           63,455                     63,455
                                                                                   -------------              -------------
                                                                                       6,521,973                  5,436,799
                                                                                   -------------              -------------

STOCKHOLDERS' (DEFICIT) EQUITY:
      Common stock, $0.001 par value, authorized 50,000,000 shares,
          10,706,049 issued and 481,700  in treasury                                      11,188                     11,095
      Series B convertible preferred stock, $0.001 par value,
         liquidation preference of 130% of stated value, authorized,
         issued and outstanding 339,000 shares (Note 8)                                      339                        339
      Warrants                                                                           111,094                    111,094
      Additional paid in capital                                                      27,952,104                 27,927,197
      Treasury stock                                                                  (2,747,174)                (2,747,174)
      Accumulated other comprehensive loss                                            (1,250,476)                (1,066,589)
      Accumulated deficit                                                            (25,915,683)               (25,202,737)
                                                                                   -------------              -------------
           TOTAL STOCKHOLDERS' EQUITY                                                 (1,838,608)                  (966,775)
                                                                                   -------------              -------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $   4,683,365              $   4,470,024
                                                                                   =============              =============

                 See notes to consolidated financial statements

                  CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                                                                                           (Expressed in U.S. Currency)

                                                                                           Three months ended March 31,
                                                                                           2003                    2002
                                                                                     -----------------      ------------------
                                                                                         (Note 2)                (Note 2)

SALES (Note 7)                                                                       $       1,558,858      $        2,415,961

Cost of sales (Note 7)                                                                         820,099               1,950,689
                                                                                     -----------------      ------------------

GROSS MARGIN                                                                                   738,759                 465,272
                                                                                     -----------------      ------------------

EXPENSES:
      Selling, general and administrative                                                    1,383,628                 981,432
      Research and development                                                                 131,029                  96,058
                                                                                     -----------------      ------------------
TOTAL EXPENSES                                                                               1,514,657               1,077,490
                                                                                     -----------------      ------------------

(Loss) from continuing operations before under noted items                                    (775,898)               (612,218)
                                                                                     -----------------      ------------------

OTHER (EXPENSES) INCOME
      Interest (expense), net                                                                  (44,778)                (24,660)
      Other income, net                                                                         74,119                   7,557
      (Loss) from equity investees                                                                   -                 (28,545)
      Gain on sale of holdings                                                                   6,906                 190,506

                                                                                     -----------------      ------------------
TOTAL OTHER INCOME                                                                              36,247                 144,858
                                                                                     -----------------      ------------------

(Loss) from continuing operations before
      recovery of income taxes                                                                (739,651)               (467,360)

(Recovery) of income taxes                                                                     (30,274)                (28,445)
                                                                                     -----------------      ------------------

(Loss) from continuing operations before the following:                                       (709,377)               (438,915)

Minority interest in loss                                                                       80,660                  47,732
                                                                                     -----------------      ------------------

Net (loss) from continuing operations                                                         (628,717)               (391,183)

 (Loss) from operations of discontinued business (Note 3)                                            -                (116,751)

                                                                                     -----------------      ------------------
NET (LOSS)                                                                           $        (628,717)     $         (507,934)
                                                                                     =================      ==================

BASIC AND DILUTED (LOSS) PER SHARE
(Loss) from continuing operations                                                    $           (0.07)     $            (0.05)
(Loss) from discontinued business                                                                    -                   (0.01)
                                                                                     -----------------      ------------------
BASIC AND DILUTED (LOSS) PER SHARE                                                   $           (0.07)     $            (0.06)
                                                                                     =================      ==================

BASIC AND DILUTED WEIGHTED AVERAGE SHARES                                                   10,692,674              10,061,777
                                                                                     =================      ==================

                 See notes to consolidated financial statements

                  CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                                                           (Expressed in U.S. Currency)

                                                                                           Three Months Ended March 31,
                                                                                     ---------------------------------------
                                                                                          2003                      2002
                                                                                     --------------            -------------
                                                                                        (Note 2)                  (Note 2)
CASH FLOW FROM OPERATING ACTIVITIES:
      Net loss from continuing operations                                            $     (628,717)           $    (391,183)

      Adjustments to reconcile net loss from operating activities:
           Depreciation and amortization                                                    102,035                   98,001
           Loss from equity investees                                                             -                   28,545
           Gain on sale of holdings                                                          (6,906)                (190,506)
           Minority interest in losses of subsidiaries                                      (80,660)                 (47,732)
           Pension expense                                                                    7,111                    6,649
           Deferred tax income                                                              (30,274)                 (28,445)

      Changes in non-cash working capital items
           Decrease (increase) in trade receivables                                          15,182                 (155,418)
           (Increase) in inventory                                                         (101,342)                 (11,148)
           (Increase) decrease in prepaid expenses and other                                 (7,459)                   2,533
           Decrease in income taxes receivable                                              420,044                        -
           Increase (decrease) in trade payables and accrued liabilities                    446,089                   (1,947)
                                                                                     --------------            -------------
                                                                                            763,820                 (299,468)
                                                                                     --------------            -------------

CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                             135,103                 (690,651)
                                                                                     --------------            -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Disposal of property and equipment                                                      4,038                        -
      Investments in and advances to equity investees                                             -                  (28,224)
      Purchase of holdings available for sale                                                     -                     (290)
      Proceeds from sale of holdings                                                         46,724                  535,225
                                                                                     --------------            -------------
CASH PROVIDED BY INVESTING ACTIVITIES                                                        50,762                  506,711
                                                                                     --------------            -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings (reduction) of debt                                                              -                   34,772
      Increase in bank indebtedness                                                          68,073                        -
      Decrease in restricted cash                                                                 -                     (353)
      Increase in note payable to officer                                                   312,731                        -
      Purchase of treasury stock                                                                  -                   (1,045)
                                                                                     --------------            -------------
CASH PROVIDED BY FINANCING ACTIVITIES                                                       380,804                   33,374
                                                                                     --------------            -------------

NET CASH APPLIED TO DISCONTINUED OPERATIONS                                                       -                  (64,332)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
      CASH EQUIVALENTS                                                                       18,195                   10,363
                                                                                     --------------            -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        584,864                 (204,535)

CASH AND CASH EQUIVALENTS - beginning of period                                             218,003                  422,538
                                                                                     --------------            -------------

CASH AND CASH EQUIVALENTS - end of period                                            $      802,867            $     218,003
                                                                                     ==============            =============

                 See notes to consolidated financial statements

                  CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                        STATEMENT OF COMPREHENSIVE INCOME

                                   (UNAUDITED)

                                                                                           (Expressed in U.S. Currency)

                                                                                           Three months ended March 31,
                                                                                           2003                    2002
                                                                                      --------------           ------------
Net (loss)                                                                            $     (628,717)          $   (507,934)
                                                                                      --------------           ------------

Other comprehensive income, net of tax:

      Foreign currency translation adjustments                                              (179,581)                (5,701)

      Unrealized holding gains:

      Unrealized holding losses arising during period (see note below)                        (4,306)              (258,909)
                                                                                      --------------           ------------

      Total other comprehensive income (loss)                                               (183,887)              (264,610)
                                                                                      --------------           ------------

      Comprehensive (loss) during period                                              $     (812,604)          $   (772,544)
                                                                                      ==============           ============

         Note: Unrealized holding losses are net of tax (benefit) of ($2,871)
             and ($172,606)) for the three months ended March 31, 2003 and 2002 respectively.

                 See notes to consolidated financial statements

                  CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                          (Expressed in U.S. Currency)

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

         Certain of the comparative figures have been reclassified to conform with the presentation adopted in the current period. The Canadian dollar is the functional currency used by the Company, whereas the reporting currency is the U.S. dollar.

2.       GOING CONCERN

                  These consolidated financial statements have been prepared on a going concern basis, which presumes that assets will be realized and liabilities discharged in the normal course of business over the foreseeable future. The Company's current liabilities exceed its current assets and the Company has incurred significant losses over the quarter and for the past five years, which have reduced the Company's cash reserves, and depleted stockholders' equity. Further, the Company has contingent liabilities (note 13).

                  These conditions raise substantial doubt about the Company's ability to continue in the normal course of business as a going concern.

                  The Company's primary need for cash is to maintain its ability to support the operations and ultimately the carrying values of certain of its individual investee companies. The Company is actively pursuing the sale of a portion of its interests in two of its investee companies as a source of funds, and reduction of cash flow needs. The Company will continue to assist its investee companies in their efforts to obtain outside financing in order to fund the growth and development of their respective businesses and has taken steps to reduce the operating cash requirements of the parent company and its investees. The Company is also seeking outside investment. There is no assurance that these initiatives will be successful or that the

         Company or certain of its investees will have adequate cash resources and capital to be able to continue as going concerns.

                  The Company's ability to continue to realize assets and discharge liabilities in the normal course of business is uncertain. These financial statements do not include any of the adjustments to the amounts or classification of assets and liabilities that might be necessary should the Company be unable to continue its business in the normal course.

3.       DISCONTINUED BUSINESS/SEGMENT

                  On April 19, 2002, as part of its business plan, the Company completed the sale of its interest in its subsidiary, Dantec Corporation. Prior to the sale, CVF held a 54% interest in Dantec. As a result of the sale, Dantec has been accounted for as discontinued operation. Revenue from Dantec to March 31, 2002 was $67,155. The results in 2002 are shown on the income statement as a separate line item, "loss from operations of discontinued business".

4.       LOSS PER SHARE

                  Basic loss per share amounts are computed by dividing net loss from continuing operations available to common stockholders from continuing operation and loss from discontinued operations, and net loss available to common stockholders by the weighted average number of common shares outstanding during the period. The net loss from continuing operations and net loss available to common stockholders consists of net loss from continuing operations and net loss amounts reduced by the dividends on the Company's Series A and B preferred stock. Diluted loss per share reflects the per share amount that would have resulted if diluted potential common stock had been converted to common stock, as prescribed by SFAS 128. The Company has not presented dilutive loss per share information, as the dilution would reduce the loss per share.

5.       INVENTORY

         Inventory consists of the following:

                                   March 31, 2003            December 31,2002
                                   --------------            ----------------
Raw Material                         $  342,858                 $  263,237
Finished goods                          209,974                    156,527
                                     ----------                 ----------
                                     $  552,832                 $  419,764
                                     ----------                 ----------

6.       INVESTMENTS

                  The following table provides certain summarized unaudited financial information related to the Company's equity basis holdings:

                                                Three Months Ended March 31,
                                             ----------------------------------
                                               2003                      2002
                                             ----------------------------------
Net Sales                                    $ 50,801                  $ 27,949

Gross profit on sales                          18,792                    22,919

Net loss                                     $(63,617)                 $(34,936)
                                             --------                  --------

7.       REVENUE

                           A significant portion of the Company's revenue has been derived from sales by its subsidiary SRE. SRE develops and manufactures certain controls that are added to machine parts and supplied to an original equipment manufacturer (OEM). Prior to April 1, 2002, the Company was required to supply the machine parts (at no mark-up) and the SRE manufactured controller with mark-up under this arrangement. The agreement with the OEM was amended at the beginning of the second quarter 2002, such that SRE is no longer required to supply the machine parts but continues to supply the manufactured controller. As a result of this change in the business arrangement, CVF no longer records the value of the machine parts in its sales or cost of sales. Had this arrangement existed at the beginning of 2002, the Company's sales and cost of sales for the first quarter 2002 would each have been $1,321,935 lower than the reported amount. The change in this arrangement has had no effect on the Company's gross margin dollars.

8.       SERIES B PREFERRED DIVIDENDS

                           In accordance with the terms of the Company's Series B Convertible Preferred Stock (the "Series B Preferred"), the holder thereof is entitled to receive when, as and if declared by the board of directors, out of funds legally available for the payment of dividends, dividends in the aggregate amount of $100,715 payable in cash or shares of common stock at the option of the Company. The terms of the Series B Preferred limit the number of shares that may be issued in payment of such dividend to 34,131 shares which shares have been paid in partial satisfaction of dividend. In accordance with these terms, no further common shares may be issued in payment of dividends on the Series B Preferred. The Company has determined that in accordance with the Nevada General Corporation Law with respect to dividends accrued and unpaid as of March 31, 2003 of $354,823, there are no funds legally available for the payment. By the terms of the Series B Preferred, the dividend rate computed on the liquidation preference thereof ($3.42 million) increases from 6% to 10% per annum until all accrued and unpaid dividends are paid in full.

               The terms of the Series B shares provided that any such shares outstanding on the third anniversary of issue [October 2002] [the "Mandatory Conversion Date"], were to be converted to common stock of the Company. However, the terms of the shares also limit the number of shares that can be converted. As the number of shares that may be converted was reached before the Mandatory Conversion Date, no conversion occurred under this provision (note 13).

9.       INTERIM FINANCIAL STATEMENT DISCLOSURES

                  Certain information and footnote disclosures normally included in annual financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying unaudited interim financial statements. Reference is made to the Company's audited financial statements for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2003.

10.      IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         The Company has implemented new accounting standards as follows.

         Accounting for Impairment or Disposal of Long-Lived Assets

         In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 established a single model for the impairment of long-lived asset and broadens the presentation of discontinued operations to include a component of an entity or defined by APB 30. SFAS 144 is effective for years beginning after December 15, 2001. As a result of adopting this standard, the disposal of Dantec is included as the discontinuance of an operation.

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

         Accounting for Stock Based Compensation-Transition and Disclosure

         In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation Transition and Disclosure." SFAS 148 is effective for 2003, and increases the disclosure requirements for stock based compensation plans. The impact of implementation of SFAS 148 in 2002 was to increase the Company's proforma stock compensation disclosure in the quarterly and annual audited financial statements ended December 31, 2002.

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

         Accounting for Asset Retirement Obligations

         In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations" SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires recognition of the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. This standard is effective for the Company's 2003 year. The Company has determined that it does not have any asset retirement obligations.

         Accounting for Derivative Instruments and Hedging

         In May 2003, the FASB issued SFAS 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The statement clarifies and amends accounting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The Company is currently reviewing the impact of this standard on its financial statements.

         Accounting for Certain Financial Instruments with Characteristics of both Assets and Liabilities

         In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Assets and Liabilities". SFAS 150 addresses the accounting for these types of freestanding financial instruments: mandatory redeemable shares, put options and forward purchase contracts, and instruments that are liabilities under this Statement that can be settled for shares. This standard is effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning after June 15, 2003. The Company is currently reviewing its financial instruments to determine the impact of this standard on its financial statements.

11.      STOCK OPTIONS AND WARRANTS

                  During 2002, the Compensation Committee of the Board of Directors approved an adjustment to the exercise price for all options held by our employees, including executive officers, as well as certain consultants. The revised exercise price was established by reference to the closing bid price of the Company's common stock on April 16, 2002, which was $0.16. Options to purchase approximately 1,415,500 shares of common stock were repriced. The repriced options are all fully vested. These options are subject to variable plan accounting using the intrinsic value method as prescribed by APB-25. As the fair market value of the Company's stock as of March 31, 2003 was $0.14, no additional compensation expense was recorded.

         The Company also issued warrants which were priced at $0.16 on April 16, 2002. The warrants are fully vested and accounted for at their fair value at the issue date in accordance with SFAS 123.

12.      SEGMENTED INFORMATION

                  The Company has five reportable segments: bioremediation, machine controls, precious gem identification, natural horticultural and general corporate. In 2002, as a result of growth in the natural horticultural segment, as a percentage of consolidated sales, the Company reallocated business units to business segments to more appropriately group units for chief operating decision purposes and reporting in accordance with SFAS 131. This change was applied on a retroactive basis. The bioremediation segment consists of one company that applies bio-filtration technology to odor and air pollution control for environmental applications. The machine controls segment designs, manufactures and sells electric motor controls to electric vehicle manufacturers. The gem identification segment consists of one company that has developed identification and database systems, and markets its products and services to the companies in the precious gem business, including producers, cutters, distributors and retailers. The natural horticultural segment consists of one company that develops, manufactures and markets natural fertilizers, insecticides and herbicides. The Company's general corporate segment includes one company which provides funding and management overview services to the holdings. This segment's profits include interest income and gains on sales of its various holdings.

         The Company evaluates performance and allocates resources based on continuing profit or loss from operations before income taxes, depreciation and research and development. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

         There are no intersegment sales, transfers, or profit or loss.

         Industry Segments for the Three Months Ended March 31, 2003 and 2002

                                 Biorem-     Machine    Identification    Natural       Corporate
                                 ediation    Controls      Systems     Horticultural  Administration       Total
2003                                $           $             $               $              $               $
Sales                            924,912      418,499      140,179          75,268              -        1,558,858
Income (Loss) from
continuing operations
before other income              189,468     (177,716)     (38,183)       (149,958)      (599,509)        (775,898)
Other income                      10,605      (16,898)     (14,467)          2,173         54,834           36,247
Income (loss) from continuing
operations before income taxes   200,073     (194,614)     (52,650)       (147,785)      (544,675)        (739,651)

2002

Sales                            636,135    1,520,872      165,237          93,717              -        2,415,961
Income (Loss) from
continuing operations
before other income (expense)     89,739     (184,857)       8,698        (122,736)      (403,062)        (612,218)
Other income (expense)             3,162       (1,658)     (18,964)              -        162,318          144,858
(Loss) from continuing
operations before income taxes    92,901     (186,515)     (10,266)       (122,736)      (240,744)        (467,360)

13.      CONTINGENCIES

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

14.      COMMON SHARES ISSUED

                  In January 2003, the Company issued 92,593 shares of its common stock in consideration of legal services to the Company. The expense associated with this was $25,000 and was accrued as an expense in 2002.

15.      DEBT DUE OFFICERS AND DIRECTORS

                  Included in current portion of long-term debt and in long term notes payable - officers and directors - are amounts due from officers and directors totaling $291,835 and $378,927 respectively at March 31, 2003 ($85,860 and $241,680 respectively at December 31, 2002). These notes accrue interest at varying interest rates from Canadian prime interest rate plus 3% or 4%, to fixed rates of 5%, 12% or 20%.

16.      SUBSEQUENT EVENT

                  In May 2003 a claim was settled by one of the Company's subsidiaries with a former officer. This claim resulted in a charge to expense during the first quarter 2003 totaling $112,650, which amount is included in selling, general and administrative expenses.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

CVF Technologies Corporation ("CVF" or the "Company") is involved in the business of developing and managing early and expansion stage companies primarily engaged in the environmental technology sector. CVF's mandate is to acquire significant holdings in new and emerging technology companies and then to assist them in their management, and through them to engage in their respective businesses. CVF's current holdings include investments made in its investee companies during the period from 1989 to the present.

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

Going concern - These consolidated financial statements have been prepared on a going concern basis, which presumes that assets will be realized and liabilities discharged in the normal course of business over the foreseeable future. The Company's current liabilities exceed its current assets and the Company has incurred losses over the year and for the past five years, which have reduced the Company's cash reserves, and depleted stockholders' equity. Further, the Company has contingent liabilities.

These conditions raise substantial doubt about the consolidated Company's ability to continue in the normal course of business as a going concern.

The Company's primary need for cash is to maintain its ability to support the operations and ultimately the carrying values of certain of its individual investee companies. The Company is actively pursuing the sale of a portion of its interests in two of its investee companies as a source of funds, and reduction of cash flow needs. The Company will continue to assist its investee companies in their efforts to obtain outside financing in order to fund the growth and development of their respective businesses and has taken steps to reduce the operating cash requirements of the parent company and its investees. The Company is also seeking outside investment. There is no assurance that these initiatives will be successful or that the Company or certain of its investees will have adequate cash resources and capital to be able to continue as going concerns.

The Company's ability to continue to realize assets and discharge liabilities in the normal course is uncertain and dependent on these and other initiatives. The accompanying financial statements do not include any of the adjustments to the amounts or classification of assets and liabilities that might be necessary should the Company be unable to continue its business in the normal course.

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

The Company adopted the provisions of SFAS No. 141 on July 1, 2001. Such adoption had no effect on the Company's financial position or results of operations. The Company adopted the provisions of SFAS No. 142 effective January 1, 2002, at which time the amortization of the Company's existing goodwill ceased. The new standard also required that the Company test the goodwill for impairment. Any impairment, arising from the test, is charged to income. As of December 31, 2002 the Company's goodwill was tested and the Company calculated that no impairment existed at that time. No further circumstances have arisen during the first quarter of fiscal 2003 that would indicate an impairment of goodwill has occurred subsequent to year end.

Intangible assets with finite useful lives are amortized over their estimated useful lives. Intangible assets are reviewed for impairment when there are indications that the carrying value of an asset may not be recoverable over its estimated useful life. Impairment testing involves estimating the fair value of intangible assets using anticipated future cash flows and comparing the fair value to the carrying value of the asset. The Company's only intangible asset is acquired technology of Ecoval which is amortized over 5 years.

Contingencies - the Company is currently under a routine audit by the Internal Revenue Service ("IRS"). As part of the routine audit, the IRS has indicated that they will review the treatment of capital losses claimed in the prior year and refunds of $2,532,000 received in 2001. No assessments have been issued in this matter and the Company is unable to determine the likelihood of adjustments if any to prior year tax refunds. Should an adjustment be proposed or assessed, management intends to defend the matter vigorously. The resolution of this matter may require several years.

As the Company has not converted its outstanding Series B shares to common stock, and the Company has not paid all dividends on the Series B shares, the holder of the Company's Series B preferred stock has attempted to require that the Company redeem the shares for $4,569,750. The Company has denied the redemption request. The ultimate right of the holder may become disputed and the Company may be required to defend its position. While the Company believes that it has the right to deny such redemption, the ultimate outcome of any such a dispute is not determinable with certainty. Any redemptions of preferred shares would be subject to the limitations imposed by Nevada corporate law. These laws would prevent cash payment on redemption, based on the Company's current financial position.

Stock Options/Warrants - The Compensation Committee of the Board of Directors approved an adjustment to the exercise price for all options held by our employees, including executive officers, as well as certain consultants. The revised exercise price was established by reference to the closing bid price of the

Company's common stock on April 16, 2002, which was $0.16. Options to purchase approximately 1,415,500 shares of common stock were repriced, resulting in the "variable" method for determining compensation expense being implemented under APB 25. Under this method, expense is recorded for the quoted market price of the stock issued or, in the case of options, for the difference between the stock's quoted market price on the date of grant and the option exercise price. Increases and decreases (but not below the fair value of the stock at the date of the change in exercise price) in the quoted market price of the stock between the date of grant and the measurement date result in a change in the measure of compensation for the award. As the stock price at March 31, 2003 was $0.14, no additional compensation expense was recorded during the period.

The Company also issued warrants which were priced at $0.16 on April 16, 2002. The warrants are fully vested and subject to fair value accounting in accordance with SFAS 123.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002:

Consolidated sales of CVF subsidiaries for the three months ended March 31, 2003 amounted to $1,558,858, representing a decrease of $857,103 (35.5%) compared to sales of $2,415,961 for the same period in 2002. On a stand-alone basis, CVF has no sales from operations. Sales and gross profit from sales reflect the operations of CVF's consolidated subsidiaries only. The consolidated subsidiaries are Biorem Technologies Inc. ("Biorem"), Gemprint(TM) Corporation ("Gemprint"), SRE Controls Inc. ("SRE"), Ecoval Corporation ("Ecoval"), and CVF Capital Management Corporation ("CVF Capital Management"). CVF records profit and loss using the equity method for companies in which CVF holds 50% to 20% ownership. These companies are Petrozyme Technologies Inc. ("Petrozyme") and IMT Systems ("IMT"). The results of RDM Corporation ("RDM") and TurboSonic Technologies Inc. ("TurboSonic"), companies in which CVF has less than 20% ownership, are not included in the Consolidated Statement of Operations. CVF's investments in RDM and TurboSonic are carried at market value on the Consolidated Balance Sheet under Holdings available for sale, at market.

For the three months ended March 31, 2003, Biorem's sales increased by $288,777 or 45% compared to the same quarter of 2002. This increase was mainly due to a major installation currently on-going at a food processing plant in Ontario, Canada. SRE's sales decreased in the 2003 period by $1,102,373 (73%) from the 2002 period. SRE develops and manufactures certain controls that are added to machine parts and supplied to an original equipment manufacturer (OEM). Prior to April 1, 2002, the company was required to supply the machine parts (at no mark-up) and the SRE manufactured controller with mark-up under this arrangement. The agreement with the OEM was amended at the beginning of the 2002 second quarter, such that SRE was no longer required to supply the machine parts but continued to supply the manufactured controller. As a result of this change in the business arrangement, CVF no longer records the value of the machine parts in its sales or cost of sales. Had this arrangement changed at the beginning of the 2002 first quarter, the Company's sales and cost of sales for the 2002 quarter would each have been $1,321,935 lower than the reported amount. (or SRE's sales would be $219,562 or 110 % higher in the first quarter 2003 compared to the first quarter 2002). The change in this arrangement has had no effect on the Company's gross margin dollars.

In response to new products SRE has seen an improved general sales outlook. It is expected that as a result of the introduction of new products in 2002, there will be an increase in sales at SRE later this year. Gemprint's sales decreased by $25,058 or 15% compared to the same quarter of 2002. This was due to a combination of factors: a decision by one of Gemprint's customers to restrict Gemprinting to high value diamonds, and a somewhat lower level of Gemprinting by another customer of Gemprint in response to tighter conditions in the diamond market.

CVF's gross margin of $738,759 for the first quarter of 2003 represents an increase of $273,487 (59%) from the same period last year. This increase is mainly due to Biorem which had $171,289 higher gross margin in the first quarter of 2003 due to higher sales volumes. Also SRE had $128,142 higher gross margin in the first quarter of 2003 as SRE moves to selling new higher margin products. The change in the business arrangement at SRE with one of its customers (as previously discussed) had an effect of increasing the gross margin percentage as well. If this change had occurred at the beginning of 2002 the overall gross margin percentage for the 2002 period would have been 42.5% instead of 19.3%. Gross margin of CVF as a percentage of sales increased to 47.4% for the first quarter of 2003 from 19.3% for the first quarter of 2002.

Selling, general and administrative expenses on a consolidated basis for the three months ended March 31, 2003 amounted to $1,383,628, representing an increase of $402,196 (41%) compared to expense of $981,432 for the same period in 2002. Of this increase, $112,650 is due to one of the Company's subsidiaries settling a claim with a former officer. Also, professional accounting fees increased by $64,687 (153%). Other increases in expenses relate to the sales increase at Biorem. Management continues to undertake a concerted effort to effect an overall reduction in administrative costs. Over the past year CVF has undertaken many initiatives to lower the Company's expenses. (See further discussion in the Liquidity and Capital Resources section).

Research and development expenses for the first quarter of 2003 amounted to $131,029 compared to $96,058 incurred in the comparable 2002 period, or an increase of $34,971 (36%). Spending was increased at all the investee companies except for at Ecoval, where spending levels were reduced.

Net interest expense increased to $44,778 for the first quarter of 2003 compared to net interest expense of $24,660 for the first quarter of 2002. This increase is due to additional interest bearing debt held by the Company during the period.

Losses of CVF from equity holdings (entities in which CVF has a 50% or less ownership) decreased to $ nil in the 2003 period compared to $28,545 in the 2002 period. CVF's investment in its equity holdings was reduced to zero in prior periods and CVF did not invest or guarantee any additional amounts in respect to these companies in the 2003 period.

Gain on sale of holdings amounted to $6,906 in the 2003 period compared to $190,506 in the 2002 period. In the 2002 period the Company sold a significant portion of its holdings in RDM and TurboSonic. The remaining holdings are relatively small and are not expected to contribute significant gains to the Company.

Recovery of income taxes amounted to $30,274 in the 2003 period compared to a recovery of $28,445 in the 2002 period.

Minority interest portion of the loss increased to $80,660 in the first quarter of 2003 from $47,732 in the comparable 2002 period. This amount in both periods is related to Gemprint and SRE, which both incurred losses during the quarter.

Loss from operations of discontinued business was a $116,751 loss in the 2002 period. This reflects Dantec's 2002 loss for the first quarter 2002.

CVF on a consolidated basis recorded a net loss of $628,717 for the three months ended March 31, 2003 resulting from the operations described above. This compares to a net loss of $507,934 incurred in the corresponding period of 2002.

LIQUIDITY AND CAPITAL RESOURCES:

Stockholders' deficit as of March 31, 2003 amounted to $1,838,608 compared to a deficit of $966,775 at December 31, 2002. This net increase in the deficit of $871,833 is primarily attributable to a net loss of $628,717 which was recognized in the same period, an increase in accumulated other comprehensive loss of $183,887 (mainly attributable to foreign exchange adjustments) and dividends accrued during the first quarter totaling $84,229.

The current ratio of CVF at March 31, 2003 is .47 to 1, which has decreased from ..51 to 1 at December 31, 2002. This decrease in the current ratio is attributable primarily due to increased accounts payable.

CVF management anticipates that over the next twelve month period CVF should have sufficient cash from various sources to sustain itself. Between cash on hand, the issuance of new securities, and the sales of a portion of its holdings in certain investee companies, the Company expects to have enough cash to fund itself and certain of its investee companies that are currently not profitable. Additionally, CVF has minimal outside debt and a line of credit could be sought.

Over the past 21 months CVF has undertaken many initiatives to lower the parent company's expenses. These initiatives have included lowering the head count of its office staff as well as the elimination of one executive position. The use of consultants has virtually been eliminated except those consultants who have been satisfied to receive their fee in CVF common shares. Travel and entertainment has been significantly reduced over the last year and will continue at the reduced level going forward. CVF management has adopted a very aggressive cost and expenditure controls and monitoring policy. In accordance with Nevada law and the terms of the Series B Preferred Stock, the Company has not paid certain dividends on its Series B Preferred shares and has refused the demand of the holder for conversion or redemption of such shares.

The Company no longer anticipates having to fund Gemprint or Biorem as both are currently operating on positive cash flow, although no assurances can be given that this trend will continue.

The Company's cash resources have been significantly depleted by operating losses. As at March 31, 2003 the cash reserve and other liquid resources was $820,928. The Company has taken steps to reduce its operating cash requirements to the range of $120,000 monthly. The primary source of cash for the Company is expected to be from sale of a portion of its investments in it subsidiaries or from CVF issuing additional securities. The company has received indications of serious interest in a portion of one of its subsidiaries and is pursuing other opportunities to raise funds as well from potential investors in CVF. The indications of interest suggest that the Company could raise funds in the range of $1,000,000 to $1,500,000 from this source over the next 6 months. In addition, certain subsidiaries are producing a positive cash flow and will be able to supplement other cash requirements. If the above mentioned liquidity events do not occur, the Company estimates that it could run out of operating cash in the second or third quarter, if other sources of cash are not available. The Company will also continue to assist its investee companies in their efforts to obtain outside financing in order to fund their growth and development of their business plans. Certain of the Company's financial obligations included in current liabilities related to items that will not be paid in the near term. The Company will carefully manage its cash payments on such obligations.

FINANCIAL CONSIDERATIONS

Early Stage Development Companies. Each of the investees is an early stage development company with a limited relevant operating history upon which an evaluation of its prospects can be made. As such, there can be no assurance of the future success of any of the investees.

Quarterly Fluctuations. CVF's financial results have historically been, and will continue to be, subject to quarterly and annual fluctuations due to a variety of factors, primarily resulting from the nature of the technology companies in which it invests. Any shortfall in revenues in a given quarter may impact CVF's results of operations due to an inability to adjust expenses during the quarter to match the level of revenues for the quarter. There can be no assurance that CVF will report income in any period in the future. While some of CVF's investees have consistently reported losses, CVF has recorded income in certain fiscal periods and experienced fluctuations from period to period due to the sale of some of its holdings, other one-time transactions and similar events.

Rapid Technological Change. The markets for CVF's investees products are generally characterized by rapidly changing technology, evolving industry standards, changes in customer needs and frequent new product introductions. The future success of the investees will depend on their ability to enhance current products, develop new products on a timely and cost-effective basis that meet changing customer needs and to respond to emerging industry standards and other technological changes. There can be no assurance that the investees will be successful in developing new products or enhancing their existing products on a timely basis, or that such new products or product enhancements will achieve market acceptance.

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

    - foreign currency fluctuations, particularly involving the Canadian dollar:

    - the Company's ability to find additional suitable investments and the ability of those investments to generate an acceptable return on invested capital; and

    - the uncertainties and risks involved in investing in early-stage development companies which can arise because of the lack of a customer base, lack of name recognition and credibility, the need to locate and retain experienced management and the need to develop and refine the business and its operations, among other reasons.

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

PART II - OTHER INFORMATION

Item 3.  Changes in Securities

         As the Company has not converted its outstanding Series B shares to common stock, and the Company has not paid all dividends on the Series B shares, the holder of the Company's Series B preferred stock has attempted to require that the Company redeem the shares for $4,569,750. The Company has denied the redemption request on the basis that the holder does not have a right to require such redemption. The right of the holder may become disputed and the Company may be required to defend its position. While the Company believes that it has the right to deny such redemption, the outcome of any such a dispute is not determinable with certainty. Any redemption of preferred shares would be subject to the limitations imposed by Nevada corporate law. These laws would prevent cash payment on redemption, based on the Company's current financial position. The amount of dividends in arrears, relating to the Series B shares, as of March 31, 2003 total $348,679.

         In January 2003, the Company issued 92,593 shares of its common stock in consideration of legal services to the Company. This transaction was exempt from registration under Section 4 (2) of the Securities Act of 1933, as amended.

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

DATED: June 6, 2003

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

Date: June 6, 2003

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

Date: June 6, 2003

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