Form 10QSB
period 2003-06-30
CVF TECHNOLOGIES CORP
filed 2003-08-14
CIK 1032997

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549






                                   FORM 10-QSB

                                QUARTERLY REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003



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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     As of July 25, 2003, there were 10,706,049 shares of common stock, $0.001 par value per share, of the issuer outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


                  CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                  ---------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                                          (Expressed in U.S. Currency)

                                                                                         June 30,           December 31,
                                                                                           2003                 2002
                                                                                        (unaudited)           (audited)
                                                                                       ------------         ------------
                                                                                         (Note 2)              (Note 2)
                                              ASSETS
                                              ------

CURRENT ASSETS:
      Cash and cash equivalents                                                        $  1,032,885         $    218,003
      Trade receivables (Note 6)                                                          1,640,019              940,559
      Inventory (Note 7)                                                                    486,395              419,764
      Prepaid expenses and other                                                             52,770               56,794
      Income taxes receivable                                                                36,363              492,299
                                                                                       ------------         ------------
           TOTAL CURRENT ASSETS                                                           3,248,432            2,127,419
Property and equipment, net of accumulated depreciation                                     215,001              201,327
Loans receivable                                                                            142,443              144,399
Holdings available for sale, at market                                                       18,377               62,505
Technology, net of accumulated amortization                                                 418,384              529,152
Goodwill                                                                                  1,405,222            1,405,222
                                                                                       ------------         ------------
           TOTAL ASSETS                                                                $  5,447,859         $  4,470,024
                                                                                       ============         ============


                               LIABILITIES AND STOCKHOLDERS' EQUITY
                               ------------------------------------

CURRENT LIABILITIES:
      Bank indebtedness                                                                $     16,484         $          -
      Current portion of long-term debt (Note 17)                                           471,234               85,860
      Loans past due or in default                                                          212,865              182,431
      Accounts payables and accrued liabilities                                           5,600,723            3,762,186
      Preferred and other non-voting stock of subsidiaries                                  185,525              159,000
                                                                                       ------------         ------------
           TOTAL CURRENT LIABILITIES                                                      6,486,831            4,189,477
                                                                                       ------------         ------------
Notes payable - officers and directors (Note 17)                                            504,628              241,680
Deferred income taxes                                                                       217,981              259,454
Minority interest                                                                           116,136              217,167
Pension obligation                                                                          532,280              465,566
                                                                                       ------------         ------------
                                                                                          1,371,025            1,183,867
                                                                                       ------------         ------------
Redeemable Series A preferred stock, $0.001 par value, redeemable at $18.25 per share, authorized 500,000 shares,
         issued and outstanding 3,477 shares                                                 63,455               63,455
                                                                                       ------------         ------------
                                                                                          7,921,311            5,436,799
                                                                                       ------------         ------------

STOCKHOLDERS' (DEFICIT) EQUITY:
      Common stock, $0.001 par value, authorized 50,000,000 shares,
          10,706,049 issued and 481,700 in treasury                                          11,188               11,095
      Series B convertible preferred stock, $0.001 par value,
         liquidation preference of 130% of stated value, authorized,
         issued and outstanding 339,000 shares (Note 10)                                        339                  339
      Warrants                                                                              111,094              111,094
      Additional paid in capital                                                         28,134,754           27,927,197
      Treasury stock                                                                     (2,747,174)          (2,747,174)
      Accumulated other comprehensive loss                                               (1,508,847)          (1,066,589)
      Accumulated deficit                                                               (26,474,806)         (25,202,737)
                                                                                       ------------         ------------
           TOTAL STOCKHOLDERS' EQUITY                                                    (2,473,452)            (966,775)
                                                                                       ------------         ------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $  5,447,859         $  4,470,024
                                                                                       ============         ============

                 See notes to consolidated financial statements

                  CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                  ---------------------------------------------
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------

                                   (UNAUDITED)
                                   -----------

                                                                 (Expressed in U.S. Currency)

                                                                 Three months ended June 30,      Six months ended June 30,
                                                                     2003            2002            2003            2002
                                                                 ------------    ------------    ------------    ------------
                                                                   (Note 2)        (Note 2)        (Note 2)        (Note 2)

SALES (Note 9)                                                   $  2,868,990    $  1,492,677    $  4,427,848    $  3,908,638

Cost of sales (Note 9)                                              1,880,421         812,311       2,700,520       2,763,000
                                                                 ------------    ------------    ------------    ------------

GROSS MARGIN                                                          988,569         680,366       1,727,328       1,145,638
                                                                 ------------    ------------    ------------    ------------

EXPENSES:
      Selling, general and administrative                           1,485,120       1,171,961       2,868,748       2,153,393
      Research and development                                         45,601          93,204         176,630         189,262
                                                                 ------------    ------------    ------------    ------------
TOTAL EXPENSES                                                      1,530,721       1,265,165       3,045,378       2,342,655
                                                                 ------------    ------------    ------------    ------------

(Loss) from continuing operations before under noted items           (542,152)       (584,799)     (1,318,050)     (1,197,017)
                                                                 ------------    ------------    ------------    ------------

OTHER (EXPENSES) INCOME
      Interest (expense), net                                         (28,784)        (34,040)        (73,562)        (58,700)
      Other income, net                                                45,139          14,739         119,258          22,296
      Gain (Loss) from equity investees                                     -             310               -         (28,235)
      Gain on sale of holdings                                            288          63,491           7,194         253,997

                                                                 ------------    ------------    ------------    ------------
TOTAL OTHER INCOME                                                     16,643          44,500          52,890         189,358
                                                                 ------------    ------------    ------------    ------------

(Loss) from continuing operations before
      recovery of income taxes                                       (525,509)       (540,299)     (1,265,160)     (1,007,659)

(Recovery) of income taxes                                            (33,868)       (446,049)        (64,142)       (474,494)
                                                                 ------------    ------------    ------------    ------------

(Loss) from continuing operations before the following:              (491,641)        (94,250)     (1,201,018)       (533,165)

Minority interest in loss                                              47,278          47,914         127,938          95,646
                                                                 ------------    ------------    ------------    ------------

Net (loss) from continuing operations                                (444,363)        (46,336)     (1,073,080)       (437,519)

 Gain (Loss) from operations of discontinued business (Note 3)              -           4,989               -        (111,762)

 Gain on discontinuance of business (Note 3)                                -         516,245               -         516,245

                                                                 ------------    ------------    ------------    ------------
NET INCOME (LOSS)                                                $   (444,363)   $    474,898    $ (1,073,080)   $    (33,036)
                                                                 ============    ============    ============    ============

BASIC INCOME (LOSS) PER SHARE
(Loss) from continuing operations                                $      (0.05)   $      (0.01)   $      (0.12)   $      (0.05)
Income from discontinued business                                           -            0.05               -            0.04
                                                                 ------------    ------------    ------------    ------------
BASIC INCOME (LOSS) PER SHARE                                    $      (0.05)   $       0.04    $      (0.12)   $      (0.01)
                                                                 ============    ============    ============    ============

                                                                 ------------    ------------    ------------    ------------
DILUTED INCOME (LOSS) PER SHARE                                  $      (0.05)   $       0.03    $      (0.12)   $      (0.01)
                                                                 ============    ============    ============    ============

WEIGHTED SHARES USED IN COMPUTATION - BASIC                        10,706,049      10,314,467      10,699,399      10,188,820
                                                                 ============    ============    ============    ============
WEIGHTED SHARES USED IN COMPUTATION - DILUTED                      10,706,049      12,672,251      10,699,399      10,188,820
                                                                 ============    ============    ============    ============

                 See notes to consolidated financial statements

                  CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                  ---------------------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

                                   (UNAUDITED)
                                   -----------

                                                                                  (Expressed in U.S. Currency)

                                                                                   Six Months Ended June 30,
                                                                                -------------------------------
                                                                                   2003                 2002
                                                                                -----------         -----------
                                                                                  (Note 2)            (Note 2)
CASH FLOW FROM OPERATING ACTIVITIES:
      Net loss from continuing operations                                       $(1,073,080)        $  (549,281)

      Adjustments to reconcile net loss from operating activities:
           Depreciation and amortization                                            212,550             197,395
           Loss from equity investees                                                     -              28,235
           Gain on sale of holdings                                                  (7,194)           (253,997)
           Minority interest in losses of subsidiaries                             (127,938)            (95,646)
           Pension expense                                                           14,692              13,362
           Deferred tax income                                                      (64,142)            578,432
           Stock option compensation                                                182,650             117,462
           Warrants compensation                                                          -              34,767

      Changes in non-cash working capital items
           Decrease (increase) in trade receivables                                (505,705)            170,264
           (Increase) in inventory                                                    3,165             345,250
           (Increase) decrease in prepaid expenses and other                         12,581               9,810
           Decrease in income taxes receivable                                      412,154          (1,032,084)
           Increase (decrease) in trade payables and accrued liabilities          1,128,675            (767,409)
                                                                                -----------         -----------
                                                                                  1,261,488            (654,159)
                                                                                -----------         -----------

CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                     188,408          (1,203,440)
                                                                                -----------         -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
      Disposal of property and equipment                                             (8,630)             (3,424)
      Investments in and advances to equity investees                                     -             (28,602)
      Purchase of holdings available for sale                                             -                (290)
      Proceeds from sale of holdings                                                 46,724             734,283
      Proceeds from sale of subsidiary                                                    -             494,878
                                                                                -----------         -----------
CASH PROVIDED BY INVESTING ACTIVITIES                                                38,094           1,196,845
                                                                                -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Increase in bank indebtedness                                                  15,364            (125,309)
      Decrease in restricted cash                                                         -             127,608
      Increase in note payable to officer                                           553,360                   -
      Purchase of treasury stock                                                          -              (1,045)
                                                                                -----------         -----------
CASH PROVIDED BY FINANCING ACTIVITIES                                               568,724               1,254
                                                                                -----------         -----------

NET CASH APPLIED TO DISCONTINUED OPERATIONS                                               -             (64,332)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
      CASH EQUIVALENTS                                                               19,656              16,557
                                                                                -----------         -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                814,882             (53,116)

CASH AND CASH EQUIVALENTS - beginning of period                                     218,003             422,538
                                                                                -----------         -----------

CASH AND CASH EQUIVALENTS - end of period                                       $ 1,032,885         $   369,422
                                                                                ===========         ===========



                 See notes to consolidated financial statements

                  CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                  ---------------------------------------------

                        STATEMENT OF COMPREHENSIVE INCOME
                        ---------------------------------

                                   (UNAUDITED)
                                   -----------

                                                                        (Expressed in U.S. Currency)


                                                                         Three months ended June 30,   Six months ended June 30,
                                                                             2003           2002           2003           2002
                                                                         -----------    -----------    -----------    -----------

Net Income (loss)                                                        $  (444,363)   $   474,898    $(1,073,080)   $   (33,036)
                                                                         -----------    -----------    -----------    -----------


Other comprehensive income, net of tax:

      Foreign currency translation adjustments                              (257,369)       249,211       (436,950)       243,510

      Unrealized holding gains:

      Unrealized holding losses arising during period (see note below)        (1,002)       (46,545)        (5,308)      (305,454)
                                                                         -----------    -----------    -----------    -----------

      Total other comprehensive income (loss)                               (258,371)       202,666       (442,258)       (61,944)
                                                                         -----------    -----------    -----------    -----------

      Comprehensive (loss) during period                                 $  (702,734)   $   677,564    $(1,515,338)   $   (94,980)
                                                                         ===========    ===========    ===========    ===========


    Note: Unrealized holding losses are net of tax (benefit) of ($668) and ($31,030) for the three months ended June 30, 2003 and 2002 respectively and ($3,539) and ($203,636) for the six months ended June 30, 2003 and 2002, respectively.


                 See notes to consolidated financial statements

                  CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                  ---------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                     ---------------------------------------
                                   (UNAUDITED)
                                   -----------

                          (Expressed in U.S. Currency)

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

2.       GOING CONCERN
         -------------

                  These consolidated financial statements have been prepared on a going concern basis, which presumes that assets will be realized and liabilities discharged in the normal course of business over the foreseeable future. The Company's current liabilities exceed its current assets and the Company has incurred significant losses over the quarter and for the past five years, which have reduced the Company's cash reserves, and depleted stockholders' equity. Further, the Company has contingent liabilities (note 15). These conditions raise substantial doubt about the Company's ability to continue in the normal course of business as a going concern.

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

3.       DISCONTINUED BUSINESS/SEGMENT
         -----------------------------

                  On April 19, 2002, as part of its business plan, the Company completed the sale of its interest in its subsidiary, Dantec Corporation. Prior to the sale, CVF held a 54% interest in Dantec. As a result of the sale, Dantec has been accounted for as discontinued operation. Revenue from Dantec to June 30, 2002 was $103,363. The results in 2002 are shown on the income statement as a separate line item, "loss from operations of discontinued business".

4.       LOSS PER SHARE
         --------------

                  Basic loss per share amounts are computed by dividing net loss from continuing operations available to common stockholders from continuing operation and loss from discontinued operations, and net loss available to common stockholders by the weighted average number of common shares outstanding during the period. The net loss from continuing operations and net loss available to common stockholders consists of net loss from continuing operations and net loss amounts reduced by the dividends on the Company's Series A and B preferred stock. Diluted loss per share reflects the per share amount that would have resulted if diluted potential common stock had been converted to common stock, as prescribed by SFAS 128. The Company has presented dilutive income per share in those periods where there was net income and therefore reduced income per share and not presented dilutive loss per share information when the dilution would reduce the loss per share.

5.       STOCK BASED COMPENSATION PLANS
         ------------------------------

                  The Company accounts for stock-based compensation plans under Accounting Principles Board Opinion 25, (APB 25) Accounting for Stock Issued to Employees and the related interpretation, for which no compensation cost is recorded in the statement of operations for the estimated fair value of stock options issued with an exercise price equal to the fair value of the common stock on the date of grant. Statement of Financial Accounting Standards No. 123 (SFAS 123) Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148 (SFAS 148) Accounting for Stock-Based Compensation - Transition and Disclosure, requires that companies, which do not elect to account for stock-based compensation as prescribed by this statement, disclose the pro-forma effects on earnings and earnings per share as if SFAS 123 has been adopted.

                  If the Company had applied the recognition provisions of SFAS 123 using the Black-Scholes option pricing model, the resulting pro-forma net income (loss) available to common shareholders, and pro-forma net income (loss) available to common shareholders per share would be as follows:



---------------------------------------- ---------------------------------- ----------------------------------
                                         For the three months ended         For the six months ended
                                         --------------------------         ------------------------
                                                     June 30,                           June 30,
                                                     ---------                          --------
---------------------------------------- --------------- ------------------ ----------------- ----------------
                                              2003             2002               2003             2002
                                              ----             ----               ----             ----
---------------------------------------- --------------- ------------------ ----------------- ----------------
Net (loss) income available to common
shareholders, as reported                $(529,528)      $   424,008        $(1,242,474)      $(135,286)
---------------------------------------- --------------- ------------------ ----------------- ----------------
Deduct (Add): Stock-based
compensation, net of tax                       -             110,548              -            (110,548)
---------------------------------------- --------------- ------------------ ----------------- ----------------
Net (loss) available to common
shareholders, pro-forma                  $(529,528)      $   313,460        $(1,242,474)      $(245,834)
                                         ==========      ===========        ============      ==========
---------------------------------------- --------------- ------------------ ----------------- ----------------

---------------------------------------- --------------- ------------------ ----------------- ----------------
Basic earnings (loss) per share:
---------------------------------------- --------------- ------------------ ----------------- ----------------
                          As reported -  $    (.05)      $      .04         $      (.12)      $     (.01)
---------------------------------------- --------------- ------------------ ----------------- ----------------
                            Pro-forma -  $    (.05)      $      .03         $      (.12)      $     (.02)
---------------------------------------- --------------- ------------------ ----------------- ----------------
Diluted earnings (loss) per share:
---------------------------------------- --------------- ------------------ ----------------- ----------------
                          As reported -  $    (.05)      $      .03         $      (.12)      $     (.01)
---------------------------------------- --------------- ------------------ ----------------- ----------------
                            Pro-forma -  $    (.05)      $      .02         $      (.12)      $     (.02)
---------------------------------------- --------------- ------------------ ----------------- ----------------



         The above stock-based employee compensation expense has been determined utilizing a fair value method, the Black-Scholes option-pricing model.

         The Company has recorded no compensation expense for stock options granted to employees during the three or six months ended June 30, 2003 and 2002.

         In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Blach-Scholes option pricing model with the following weighted average assumptions:

-------------------- ---------------------------------- ----------------------------------------------
                                                        For the Six months Ended June 30,
-------------------- ---------------------------------- ------------------------ ---------------------
                                                                 2003                    2002
                                                                 ----                    ----
-------------------- ---------------------------------- ------------------------ ---------------------
                     Risk free interest rate                     5.0%                    5.0%
-------------------- ---------------------------------- ------------------------ ---------------------
                     Expected life                             5.0 years              5.0 years
-------------------- ---------------------------------- ------------------------ ---------------------
                     Dividend rate                               0.00%                  0.00%
-------------------- ---------------------------------- ------------------------ ---------------------
                     Expected volatility                         95.2%                  95.2%
-------------------- ---------------------------------- ------------------------ ---------------------

6.       TRADE RECEIVABLES
         -----------------

                  Included in trade receivables at June 30, 2003 is $525,272 of earned but unbilled receivables.

7.       INVENTORY
         ---------

         Inventory consists of the following:

                                                     June 30, 2003                  December 31,2002
                                                     -------------                  ----------------
                  Raw Material                       $  368,068                         $  263,237
                  Finished goods                        118,327                            156,527
                                                    -----------                         ----------
                                                     $  486,395                         $  419,764
                                                     ----------                         ----------



8.       INVESTMENTS
         -----------

                  The following table provides certain summarized unaudited financial information related to the Company's equity basis holdings:

                                       Six Months Ended  June 30,
                                      ---------------------------
                                         2003              2002
                                      ---------------------------

         Net Sales                    $  94,486         $  49,319

         Gross profit on sales           31,180            32,196
                                      ---------         ---------
         Net  loss                    $(112,787)        $ (84,942)
                                      ---------         ---------

9.       REVENUE
         -------

                  In 2002 and in previous years a significant portion of the Company's revenue had been derived from sales by its subsidiary SRE. SRE develops and manufactures certain controls that are added to machine parts and supplied to an original equipment manufacturer (OEM). Prior to April 1, 2002, the Company was required to supply the machine parts (at no mark-up) and the SRE manufactured controller with mark-up under this arrangement. The agreement with the OEM was amended at the beginning of the second quarter 2002, such that SRE is no longer required to supply the machine parts but continues to supply the manufactured controller. As a result of this change in the business arrangement, CVF no longer records the value of the machine parts in its sales or cost of sales. Had this arrangement existed at the beginning of 2002, the Company's sales and cost of sales for the first quarter 2002 would each have been $1,321,935 lower than the reported amount. The change in this arrangement has had no effect on the Company's gross margin dollars.

10.      SERIES B PREFERRED DIVIDENDS
         ----------------------------

                  In accordance with the terms of the Company's Series B Convertible Preferred Stock (the "Series B Preferred"), the holder thereof is entitled to receive when, as and if declared by the board of directors, out of funds legally available for the payment of dividends, dividends at the rate of 6% per annum computed on the amount invested payable in cash or shares of common stock at the option of the Company on June 30 and December 31 each year. The terms of the Series B Preferred limit the number of shares that may be issued in payment of such dividend and the maximum amount of shares have previously been issued in satisfaction of the dividend. In accordance with its terms, no further common shares may be issued in payment of dividends on the Series B Preferred. The Company has determined that in accordance with the Nevada General Corporation Law with respect to dividends accrued and unpaid as of June 30, 2003 of $439,216, there are no funds legally available for payment. By the terms of the Series B preferred, the dividend rate computed on the liquidation preference thereof ($3.42 million) increases from 6% to 10% per annum until all accrued and unpaid dividends are paid in full. Such higher dividend rate has been in effect since July 1, 2002.

               The terms of the Series B preferred provide that any such shares outstanding on the third anniversary of issue [October 2002] [the "Mandatory Conversion Date"], were to be converted to common stock of the Company. However, the terms of the Series B preferred also limit the number of shares that can be issued in connection with payment of dividends or on conversion. As these would be exceeded on a mandatory conversion, no conversion occurred under this provision (note 15).

11.      INTERIM FINANCIAL STATEMENT DISCLOSURES
         ---------------------------------------

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

12.      IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
         ----------------------------------------------

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

         Accounting for Certain Financial Instruments with Characteristics of both Assets and Liabilities

         In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Assets and Liabilities". SFAS 150 addresses the accounting for these types of freestanding financial instruments: mandatory redeemable shares, put options and forward purchase contracts, and instruments that are liabilities under this Statement that can be settled for shares. This modified after May 31, 2003, and is otherwise effective at the beginning after June 15, 2003. The Company is currently reviewing its financial instruments to determine the impact of this standard on its financial statements.

13.      STOCK OPTIONS AND WARRANTS
         --------------------------

                  During 2002, the Compensation Committee of the Board of Directors approved an adjustment to the exercise price for all options held by our employees, including executive officers, as well as certain consultants. The revised exercise price was established by reference to the closing bid price of the Company's common stock on April 16, 2002, which was $0.16. Options to purchase approximately 1,415,500 shares of common stock were repriced. The repriced options are all fully vested. These options are subject to variable plan accounting using the intrinsic value method as prescribed by APB-25. As the fair market value of the Company's stock as of June 30, 2003 was $0.29, additional compensation expense of $182,650 was recorded during the quarter.

         The Company also issued warrants which were priced at $0.16 on April 16, 2002. The warrants are fully vested and accounted for at their fair value at the issue date in accordance with SFAS 123.

14.      SEGMENTED INFORMATION
         ---------------------

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


         Industry Segments for the Six Months Ended June 30, 2003 and 2002

                              Biorem-        Machine    Identification     Natural        Corporate
                              ediation       Controls      Systems      Horticultural  Administration     Total

2003                              $            $             $              $              $                $
----
Sales                          3,106,043       743,728      332,739         245,338              -        4,427,848
Income (Loss) from               459,438     (327,854)     (61,412)       (436,826)      (951,396)      (1,318,050)
continuing operations
before other income
Other income                      29,128       (6,057)     (28,838)                         58,657           52,890
Income (loss) from               488,566     (333,911)     (90,250)       (436,826)      (892,739)      (1,265,160)
continuing operations
before income  taxes

2002
----
Sales                          1,524,236     1,803,497      328,581         252,324              -        3,908,638
Income (Loss) from               264,255     (370,008)       11,282       (281,756)      (820,790)      (1,197,017)
continuing operations
before other income
(expense)
Other income (expense)           (2,121)         3,878     (38,809)               -        226,410          189,358
(Loss) from continuing           262,134     (366,130)     (27,527)       (281,756)      (594,380)      (1,007,659)
operations before income
taxes

15.      CONTINGENCIES
         --------------

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

                    As the Company has not converted its outstanding Series B preferred shares to common stock, and the Company has not paid all dividends on the Series B preferred shares, the holder of the Company's Series B preferred shares has attempted to require that the Company redeem the shares at 135% of face value plus accrued and unpaid dividends, $4,737,609 at June 30, 2003. The Company has denied the redemption request on the basis that the holder does not have a right to require such redemption.

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

16.      COMMON SHARES ISSUED
         --------------------

                  In January 2003, the Company issued 92,593 shares of its common stock in consideration of legal services to the Company. The expense associated with this was $25,000 and was accrued as an expense in 2002.

17.      DEBT DUE TO OFFICERS AND DIRECTORS OF SUBSIDIARIES
         --------------------------------------------------

                  Included in current portion of long-term debt and in long term notes payable - officers and directors - are amounts due to subsidiary officers and subsidiary directors totaling $471,234 and $504,628 respectively at June 30, 2003. These notes accrue interest at varying interest rates from Canadian prime interest rate plus 3% or 4%, to fixed rates of 5%, 10% or 12%. In conjunction with one of these loans a director of one of the subsidiaries received warrants to purchase 100,000 shares of CVF's common stock at $0.30 per share. These warrants expire on December 19, 2003.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------


OVERVIEW:

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


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002:

Consolidated sales of CVF subsidiaries for the three months ended June 30, 2003 amounted to $2,868,990, representing an increase of $1,376,313 (92%) compared to sales of $1,492,677 for the same period in 2002. On a stand-alone basis, CVF has no sales from operations. Sales and gross profit from sales reflect the operations of CVF's consolidated subsidiaries only. The consolidated subsidiaries are Biorem Technologies Inc. ("Biorem"), Gemprint(TM) Corporation ("Gemprint"), SRE Controls Inc. ("SRE"), Ecoval Corporation ("Ecoval"), and CVF Capital Management Corporation ("CVF Capital Management"). CVF records profit and loss using the equity method for companies in which CVF holds 50% to 20% ownership. These companies are Petrozyme Technologies Inc. ("Petrozyme") and IMT Systems ("IMT"). The results of RDM Corporation ("RDM") and TurboSonic Technologies Inc. ("TurboSonic"), companies in which CVF has less than 20% ownership, are not included in the Consolidated Statement of Operations

For the three months ended June 30, 2003, Biorem's sales increased by $1,293,030 or 146% compared to the same quarter of 2002. This increase was mainly due to a major installation currently on-going at a food processing plant in Ontario, Canada. SRE's sales increased in the 2003 period by $42,604 or 15% from the 2002 period. In response to new products SRE has seen an improved general sales outlook. Gemprint's sales increased by $29,216 or 18% compared to the same quarter of 2002. Ecoval's sales increased by $11,463 or 7% compared to the same quarter of 2002.

CVF's gross margin of $988,569 for the second quarter of 2003 represents an increase of $308,203 (45%) from the same period last year. This increase is mainly due to Biorem which had $347,841 higher gross margin in the second quarter of 2003 due to higher sales volumes. Also SRE had $28,230 higher gross margin in the second quarter of 2003 as SRE moves to selling new higher margin products. Gross margin of CVF as a percentage of sales decreased to 34.5% for the second quarter of 2003 from 45.6% for the second quarter of 2002. This gross margin percentage decrease is attributable to Biorem where a major installation is underway with lower than normal gross margin percentages.

Selling, general and administrative expenses on a consolidated basis for the three months ended June 30, 2003 amounted to $1,485,120, representing an increase of $313,160 (27%) compared to expense of $1,171,960 for the same period in 2002. Of this increase, $182,650 is due to compensation expense recorded due to the increase in the market price of CVF common stock. Other increases in expenses relate to the sales increase at Biorem. Management continues to undertake a concerted effort to effect an overall reduction in administrative costs. Over the past year CVF has undertaken many initiatives to lower the Company's expenses. (See further discussion in the Liquidity and Capital Resources section).

Research and development expenses for the second quarter of 2003 amounted to $45,601 compared to $93,204 incurred in the comparable 2002 period, or a decrease of $47,603 (51%). Spending was decreased at most of the investee companies after higher levels in the first quarter of 2003.

Net interest expense decreased to $28,784 for the second quarter of 2003 compared to net interest expense of $34,040 for the second quarter of 2002. This decrease is due to higher cash balances on hand in the 2003 period compared to the 2002 period requiring less borrowings.

Gain on sale of holdings amounted to $288 in the 2003 period compared to $63,491 in the 2002 period. In the 2002 period the Company sold a significant portion of its holdings in RDM and TurboSonic. The remaining holdings are relatively small and are not expected to contribute significant gains to the Company.

Recovery of income taxes amounted to $33,868 in the 2003 period compared to a recovery of $446,049 in the 2002 period. During the 2002 period the Company received a significant U.S. federal income tax refund.

Minority interest portion of the loss decreased to $47,278 in the second quarter of 2003 from $47,914 in the comparable 2002 period. This amount in both periods is related to Gemprint and SRE, which both incurred losses during the quarter.

Loss from operations of discontinued business was a $4,989 income in the 2002 period. This reflects Dantec's 2002 income for the second quarter 2002.

Gain on discontinuance of business in the 2002 period reflects the gain recorded on the sale of CVF's interest in Dantec on April 19, 2002.

CVF on a consolidated basis recorded a net loss of $444,363 for the three months ended June 30, 2003 resulting from the operations described above. This compares to a net income of $474,898 incurred in the corresponding period of 2002. It should be noted that the income in the 2002 period was due to the recovery of income taxes which was $412,181 higher in the 2002 period, the gain on the sale of Dantec which totaled $516,245 in the 2002 period, and $63,491 due to gain on sale of holdings in the 2002 period. By excluding these nonrecurring items (income tax refund, Dantec sale gain, and sale of holdings gain) from 2002 and 2003, the 2002 loss would have been $550,887 or $72,368 higher than the 2003 loss of $478,519.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002:

Consolidated sales of CVF for the six months ended June 30, 2003 amounted to $4,427,848, representing an increase of $519,210 (13%) compared to sales of $3,908,638 for the same period in 2002. Biorem's sales increased by $1,581,807 or 104% compared to the same period of 2002. This increase was mainly due to a major installation currently on-going at a food processing plant in Ontario, Canada. SRE's sales decreased in the 2003 period by $1,059,769 (59%) from the 2002 period. SRE develops and manufactures certain controls that are added to machine parts and supplied to an original equipment manufacturer (OEM). Prior to April 1, 2002, the company was required to supply the machine parts (at no mark-up) and the SRE manufactured controller with mark-up under this arrangement. The agreement with the OEM was amended at the beginning of the 2002 second quarter, such that SRE was no longer required to supply the machine parts but continued to supply the manufactured controller. As a result of this change in the business arrangement, CVF no longer records the value of the machine parts in its sales or cost of sales. Had this arrangement changed at the beginning of the 2002 first quarter, the Company's sales and cost of sales for the 2002 quarter would each have been $1,321,935 lower than the reported amount. (or SRE's sales would be $262,166 or 54 % higher in the 2003 period compared to the 2002 period). The change in this arrangement has had no effect on the Company's gross margin dollars.

CVF's gross margin of $1,727,328 for the first six months of 2003 represents an increase of $581,690 (51%) from the same period last year. Gross margin as a percentage of sales increased to 39.0% for the first six months of 2003 from 29.3% for the first six months of 2002. This increase in the more recent period is mainly due to the change in the business arrangement at SRE with one of its customers (as previously discussed) had an effect of increasing the gross margin percentage. If this change had occurred at the beginning of 2002 the overall gross margin percentage for the 2002 period would have been 44.3% instead of 29.3%.

Selling, general and administrative expenses on a consolidated basis amounted to $2,868,748 for the first six months of 2003. This represents an increase of $715,355 or 33% over the first six months of 2002.

The increase in expenses generally relate to the sales increase at Biorem. Of this increase, $112,650 is due to one of the Company's subsidiaries settling a claim with a former officer. Management continues to undertake a concerted effort to effect an overall reduction in administrative costs. Over the past 9 months CVF has undertaken many initiatives to lower the Company's expenses. (See further discussion in the Liquidity and Capital Resources section).

Research and development expenses for the six months ended June 30, 2003 were $176,630 compared to $189,262 in the 2002 period, or a decrease of $12,632 (7%). The largest decrease in spending was at SRE (an $39,900 or 34% decrease) as in 2002 SRE was developing a significant new product requiring a significant amount of R&D.

Net interest expense for the first six months of 2003 increased to $73,562 from $58,700 in the 2002 period. This increase in expense is due to lower average cash balances invested during the 2003 period.

Losses of CVF from equity holdings (entities in which CVF has a 50% or less ownership) decreased to $nil in the 2003 period from $28,235 in the 2002 period. CVF's investment in its equity holdings was reduced to zero in prior periods and CVF did not invest or guarantee any additional amounts in respect to these companies in the 2003 period.

Gain on sale of holdings amounted to $7,194 in the 2003 period compared to $253,997 in the 2002 period. In the 2002 period the Company sold a significant portion of its holdings in RDM and TurboSonic. The remaining holdings are relatively small and are not expected to contribute significant gains to the Company.

Recovery of income taxes amounted to $64,142 in the 2003 period compared to a recovery of $474,494 in the 2002 period. During the 2002 period the Job Creation and Worker Assistance Act of 2002 was signed into law which included changing the carryback period for net operating losses from 2 years to 5 years. Due to this change in law the company filed its 2001 tax return along with a refund application.

Minority interest portion of the loss increased to $127,938 in the 2003 period from $95,646 in the comparable 2002 period. This amount in both periods is related to Gemprint and SRE, which both incurred losses during the period.

Loss from operations of discontinued business was a $111,762 loss in the 2002 period. This reflects Dantec's 2002 loss for the 2002 period.

Gain on discontinuance of business in the 2002 period reflects the gain recorded on the sale of CVF's interest in Dantec on April 19, 2002.

CVF recorded a net loss of $1,073,080 for the six months ended June 30, 2003 resulting from the operations described above. This compares to a net loss of $33,036 incurred in the corresponding period of 2002. It should be noted that the net loss in the 2002 period included the recovery of income taxes which was $410,352 higher in the 2002 period, the gain on the sale of Dantec which totaled $516,245 in the 2002 period, and the gain on sale of holdings which was $246,803 higher in the 2002 period. By excluding these nonrecurring items (income tax refund, Dantec sale gain, and sale of holdings gain) from 2002 and 2003, the 2002 net loss would have been $1,277,772 or $133,356 higher than the 2003 net loss of $1,144,416.


LIQUIDITY AND CAPITAL RESOURCES:

Stockholders' deficit as of June 30, 2003 amounted to $2,473,452 compared to a deficit of $966,775 at December 31, 2002. This net increase in the deficit of $1,506,677 is primarily attributable to a net loss of $1,073,080 which was recognized in the same period, an increase in accumulated other comprehensive loss of $442,258 (mainly attributable to foreign exchange adjustments) and dividends accrued during the period totaling $168,622. This was offset somewhat by the increase in the market price of CVF common stock and the resulting stock option compensation expense recorded totaling $182,650.

The current ratio of CVF at June 30, 2003 is .50 to 1, which is almost unchanged from .51 to 1 at December 31, 2002.

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

Over the past two years CVF has undertaken many initiatives to lower the parent company's expenses. These initiatives have included lowering the head count of its office staff as well as the elimination of one executive position. The use of consultants has been significantly reduced except those consultants who have been satisfied to receive their fee in CVF common shares. Travel and entertainment has been significantly reduced over the last year and will continue at the reduced level going forward. CVF management has adopted a very aggressive cost and expenditure controls and monitoring policy. In accordance with Nevada law and the terms of the Series B Preferred Stock, the Company has not paid certain dividends on its Series B Preferred shares and has refused the demand of the holder for conversion or redemption of such shares.

The Company no longer anticipates having to fund Gemprint or Biorem as both are currently operating on positive cash flow, although no assurances can be given that this trend will continue.

As at June 30, 2003 the cash balance was $1,032,885 which is an increase of $814,882 compared to December 31, 2002. The Company has taken steps to reduce its operating cash requirements to the range of $120,000 monthly. The primary source of cash for the Company is expected to be from sale of a portion of its investments in it subsidiaries or from CVF issuing additional securities. The company is pursuing opportunities to raise funds from potential investors in CVF. In addition, certain subsidiaries are producing a positive cash flow and will be able to supplement other cash requirements. If the above mentioned liquidity events do not occur, the Company estimates that it could run out of operating cash in the second quarter of 2004, if other sources of cash are not available. The Company will also continue to assist its investee companies in their efforts to obtain outside financing in order to fund their growth and development of their business plans. Certain of the Company's financial obligations included in current liabilities related to items that will not be paid in the near term. The Company will carefully manage its cash payments on such obligations.

CRITICAL ACCOUNTING POLICIES:

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

The Company adopted the provisions of SFAS No. 141 on July 1, 2001. Such adoption had no effect on the Company's financial position or results of operations. The Company adopted the provisions of SFAS No. 142 effective January 1, 2002, at which time the amortization of the Company's existing goodwill ceased. The new standard also required that the Company test the goodwill for impairment. Any impairment, arising from the test, is charged to income. As of December 31, 2002 the Company's goodwill was tested and the Company calculated that no impairment existed at that time. No further circumstances have arisen during the second quarter of fiscal 2003 that would indicate an impairment of goodwill has occurred subsequent to year end.

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

As the Company has not converted its outstanding Series B shares to common stock, and the Company has not paid all dividends on the Series B shares, the holder of the Company's Series B preferred stock has attempted to require that the Company redeem the shares at 135% of face value plus accrued and unpaid dividends, $4,737,609 at June 30, 2003. The Company has denied the redemption request. The ultimate right of the holder may become disputed and the Company may be required to defend its position. While the Company believes that it has the right to deny such redemption, the ultimate outcome of any such a dispute is not determinable with certainty. Any redemptions of preferred shares would be subject to the limitations imposed by Nevada corporate law. These laws would restrict a cash payment on redemption, based on the Company's current financial position.

Stock Options/Warrants - The Compensation Committee of the Board of Directors approved an adjustment to the exercise price for all options held by our employees, including executive officers, as well as certain consultants. The revised exercise price was established by reference to the closing bid price of the Company's common stock on April 16, 2002, which was $0.16. Options to purchase approximately 1,415,500 shares of common stock were repriced, resulting in the "variable" method for determining compensation expense being implemented under APB 25. Under this method, expense is recorded for the quoted market price of the stock issued or, in the case of options, for the difference between the stock's quoted market price on the date of grant and the option exercise price. Increases and decreases (but not below the fair value of the stock at the date of the change in exercise price) in the quoted market price of the stock between the date of grant and the measurement date result in a change in the measure of compensation for the award. As the stock price at June 30, 2003 was $0.29, additional compensation expense of $182,650 was recorded during the period.

The Company also issued warrants which were priced at $0.16 on April 16, 2002. The warrants are fully vested and subject to fair value accounting in accordance with SFAS 123.


FINANCIAL CONSIDERATIONS:

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

FORWARD LOOKING STATEMENTS:

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

Item 3. Controls and Procedures

          (a) The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Office and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

          (b) There has been no significant change in the Company's internal controls over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting..

PART II - OTHER INFORMATION

Item 3. Changes in Securities

         As the Company has not converted its outstanding Series B preferred shares to common stock, and the Company has not paid all dividends on the Series B preferred shares, the holder of the Company's Series B preferred stock has attempted to require that the Company redeem the shares for 135% of outstanding face value plus accrued and unpaid dividends, or $4,737,609 at June 30, 2003. The Company has denied the redemption request on the basis that the holder does not have a right to require such redemption. The right of the holder may become disputed and the Company may be required to defend its position. While the Company believes that it has the right to deny such redemption, the outcome of any such a dispute is not determinable with certainty. Any redemption of preferred shares would be subject to the limitations imposed by Nevada corporate law. These laws would prevent cash payment on redemption, based on the Company's current financial position. The amount of dividends in arrears, relating to the Series B shares, as of June 30, 2003 total $433,072 and as of the date of filing of this report (August 14, 2003) total $474,805.





Item 6. Exhibits and Reports on Form 8-K

        (a)     Exhibits

        (11)    Statement re computation of per share earnings

        (31.1) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        (31.2) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        (32)    Certifications Pursuant to 18 U.S.C. 1350 As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002

        (b)     Reports on Form 8-K.

                        The Company filed a Current Report on Form 8-K on July 1, 2003 and an amendment to that report on July 9, 2003 in connection with the dismissal of its auditors.

 SIGNATURES

                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:    August 14, 2003


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

                                       By:   /s/ Robert L. Miller
                                          -----------------------------------
                                       Name:  Robert L. Miller
                                       Title: Chief Financial Officer

                                  EXHIBIT INDEX

 No.    Description
 ---    -----------

(11)    Statement re computation of per share earnings

(31.1) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Certifications Pursuant to 18 U.S.C. 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)     Reports on Form 8-K.

        The Company filed a Current Report on Form 8-K on July 1, 2003 and an amendment to that report on July 9, 2003 in connection with the dismissal of its auditors.