Form 10QSB
period 2003-09-30
CVF TECHNOLOGIES CORP
filed 2003-11-14
CIK 1032997

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549






                                   FORM 10-QSB

                                QUARTERLY REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003



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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     As of October 31, 2003, there were 10,855,549 shares of common stock, $0.001 par value per share, of the issuer outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                  CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                  ---------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                                 (Expressed in U.S. Currency)

                                                                               September 30,         December 31,
                                                                                   2003                  2002
                                                                                (unaudited)            (audited)
                                                                                ------------         ------------
                                                                                  (Note 2)              (Note 2)
                                                   ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                                 $    803,757         $    218,003
      Trade receivables (Note 6)                                                   2,085,349              940,559
      Inventory (Note 7)                                                             475,046              419,764
      Prepaid expenses and other                                                      27,269               56,794
      Income taxes receivable                                                        106,227              492,299
                                                                                ------------         ------------
           TOTAL CURRENT ASSETS                                                    3,497,648            2,127,419
Property and equipment, net of accumulated depreciation                              228,671              201,327
Loans receivable                                                                     142,251              144,399
Holdings available for sale, at market                                                19,349               62,505
Technology, net of accumulated amortization                                          318,433              529,152
Goodwill                                                                           1,405,222            1,405,222
                                                                                ------------         ------------
           TOTAL ASSETS                                                         $  5,611,574         $  4,470,024
                                                                                ============         ============


                                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Bank indebtedness                                                         $     89,323         $          -
      Current portion of long-term debt (Note 17)                                    470,599               85,860
      Subsidiary loans past due or in default                                        212,577              182,431
      Accounts payables and accrued liabilities                                    5,575,688            3,762,186
      Preferred and other non-voting stock of subsidiaries                           185,275              159,000
                                                                                ------------         ------------
           TOTAL CURRENT LIABILITIES                                               6,533,462            4,189,477
                                                                                ------------         ------------
Notes payable - officers and directors (Note 17)                                   1,274,692              241,680
Deferred income taxes                                                                183,147              259,454
Minority interest                                                                    102,287              217,167
Pension obligation                                                                   525,827              465,566
                                                                                ------------         ------------
                                                                                   2,085,953            1,183,867
                                                                                ------------         ------------
Redeemable Series A preferred stock, $0.001 par value,
         redeemable at $18.25 per share, authorized 500,000 shares,
         issued and outstanding 3,477 shares                                          63,455               63,455
                                                                                ------------         ------------
                                                                                   8,682,870            5,436,799
                                                                                ------------         ------------

STOCKHOLDERS' (DEFICIT) EQUITY:
      Common stock, $0.001 par value, authorized 50,000,000 shares,
          10,855,549 issued and 481,700 in treasury                                   11,338               11,095
      Series B convertible preferred stock, $0.001 par value,
         liquidation preference of 130% of stated value, authorized,
         issued and outstanding 339,000 shares (Note 10)                                 339                  339
      Warrants                                                                       111,094              111,094
      Additional paid in capital                                                  28,230,985           27,927,197
      Treasury stock                                                              (2,747,174)          (2,747,174)
      Accumulated other comprehensive loss                                        (1,454,390)          (1,066,589)
      Accumulated deficit                                                        (27,223,488)         (25,202,737)
                                                                                ------------         ------------
           TOTAL STOCKHOLDERS' EQUITY                                             (3,071,296)            (966,775)
                                                                                ------------         ------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  5,611,574         $  4,470,024
                                                                                ============         ============


                 See notes to consolidated financial statements

                  CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                  ---------------------------------------------
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------

                                   (UNAUDITED)
                                   -----------

                                                                  (Expressed in U.S. Currency)

                                                                 Three months ended September 30,  Nine months ended September 30,
                                                                      2003             2002             2003              2002
                                                                  ------------     ------------     ------------     ------------
                                                                    (Note 2)         (Note 2)         (Note 2)          (Note 2)

SALES (Note 9)                                                    $  2,228,015     $  1,007,984     $  6,655,863     $  4,916,622

Cost of sales (Note 9)                                               1,197,293          602,648        3,897,813        3,365,648
                                                                  ------------     ------------     ------------     ------------

GROSS MARGIN                                                         1,030,722          405,336        2,758,050        1,550,974
                                                                  ------------     ------------     ------------     ------------

EXPENSES:
      Selling, general and administrative                            1,422,962        1,100,839        4,291,710        3,254,232
      Research and development                                         159,835          110,870          336,465          300,132
                                                                  ------------     ------------     ------------     ------------
TOTAL EXPENSES                                                       1,582,797        1,211,709        4,628,175        3,554,364
                                                                  ------------     ------------     ------------     ------------

(Loss) from continuing operations before
      under noted items                                               (552,075)        (806,373)      (1,870,125)      (2,003,390)
                                                                  ------------     ------------     ------------     ------------

OTHER (EXPENSES) INCOME
      Interest (expense), net                                          (47,250)         (23,778)        (120,812)         (82,478)
      Other income (expense), net                                      (58,787)          24,601           60,471           46,897
      Gain (Loss) from equity investees                                      -          (15,471)               -          (43,706)
      Gain on sale of holdings                                             122            9,315            7,316          263,312

                                                                  ------------     ------------     ------------     ------------
TOTAL OTHER INCOME                                                    (105,915)          (5,333)         (53,025)         184,025
                                                                  ------------     ------------     ------------     ------------

(Loss) from continuing operations before
      recovery of income taxes                                        (657,990)        (811,706)      (1,923,150)      (1,819,365)

(Recovery) of income taxes                                             (34,255)          (4,001)         (98,397)        (478,495)
                                                                  ------------     ------------     ------------     ------------

(Loss) from continuing operations before the following:               (623,735)        (807,705)      (1,824,753)      (1,340,870)

Minority interest in loss                                               15,180           48,081          143,118          143,727
                                                                  ------------     ------------     ------------     ------------

Net (loss) from continuing operations                                 (608,555)        (759,624)      (1,681,635)      (1,197,143)

 Gain (Loss) from operations of discontinued business (Note 3)               -             (195)               -         (111,957)

 Gain on discontinuance of business (Note 3)                                 -                -                -          516,245

                                                                  ------------     ------------     ------------     ------------
NET INCOME (LOSS)                                                 $   (608,555)    $   (759,819)    $ (1,681,635)    $   (792,855)
                                                                  ============     ============     ============     ============

BASIC INCOME (LOSS) PER SHARE
(Loss) from continuing operations                                 $      (0.06)    $      (0.08)    $      (0.18)    $      (0.14)
Income from discontinued business                                            -            (0.00)               -             0.04
                                                                  ------------     ------------     ------------     ------------
BASIC INCOME (LOSS) PER SHARE                                     $      (0.06)    $      (0.08)    $      (0.18)    $      (0.10)
                                                                  ============     ============     ============     ============

                                                                  ------------     ------------     ------------     ------------
DILUTED INCOME (LOSS) PER SHARE                                   $      (0.06)    $      (0.08)    $      (0.18)    $      (0.10)
                                                                  ============     ============     ============     ============

WEIGHTED SHARES USED IN COMPUTATION - BASIC                         10,740,174       10,519,907       10,713,140       10,300,395
                                                                  ============     ============     ============     ============
WEIGHTED SHARES USED IN COMPUTATION - DILUTED                       10,740,174       10,519,907       10,713,140       10,300,395
                                                                  ============     ============     ============     ============


                 See notes to consolidated financial statements

                  CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                  ---------------------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

                                   (UNAUDITED)
                                   -----------

                                                                                 (Expressed in U.S. Currency)

                                                                                Nine Months Ended September 30,
                                                                                -------------------------------
                                                                                   2003                 2002
                                                                                -----------         -----------
                                                                                 (Note 2)             (Note 2)
CASH FLOW FROM OPERATING ACTIVITIES:
      Net loss from continuing operations                                       $(1,681,635)        $(1,309,100)

      Adjustments to reconcile net loss from operating activities:
           Depreciation and amortization                                            326,366             296,291
           Loss from equity investees                                                     -              43,706
           Gain on sale of holdings                                                  (7,316)           (263,312)
           Minority interest in losses of subsidiaries                             (143,118)           (143,727)
           Pension expense                                                           22,160              19,849
           Deferred tax income                                                      (98,397)            578,432
           Stock option compensation                                                252,900             215,812
           Warrants compensation                                                          -              34,767

      Changes in non-cash working capital items
           Decrease (increase) in trade receivables                                (939,165)            194,681
           (Increase) in inventory                                                   13,370             329,292
           (Increase) decrease in prepaid expenses and other                         36,936              12,363
           Decrease in income taxes receivable                                      443,710                   -
           Increase (decrease) in trade payables and accrued liabilities          1,131,329            (928,841)
                                                                                -----------         -----------
                                                                                  1,038,775             389,313
                                                                                -----------         -----------

CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                    (642,860)           (919,787)
                                                                                -----------         -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
      Disposal of property and equipment                                            (37,959)            (13,082)
      Investments in and advances to equity investees                                     -             (28,652)
      Purchase of holdings available for sale                                             -                (290)
      Proceeds from sale of holdings                                                 46,724             779,419
      Purchase of holdings available for sale                                             -                (290)
      Proceeds from sale of subsidiary                                                    -             494,878
                                                                                -----------         -----------
CASH PROVIDED BY INVESTING ACTIVITIES                                                 8,765           1,231,983
                                                                                -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Increase in bank indebtedness                                                  84,791            (278,404)
      Decrease in restricted cash                                                         -             127,828
      Increase in note payable to officer                                         1,294,440                   -
      Purchase of treasury stock                                                          -              (1,045)
                                                                                -----------         -----------
CASH PROVIDED BY FINANCING ACTIVITIES                                             1,379,231            (151,621)
                                                                                -----------         -----------

NET CASH APPLIED TO DISCONTINUED OPERATIONS                                               -             (58,336)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
      CASH EQUIVALENTS                                                             (159,382)             16,557
                                                                                -----------         -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                585,754             118,796

CASH AND CASH EQUIVALENTS - beginning of period                                     218,003             422,538
                                                                                -----------         -----------

CASH AND CASH EQUIVALENTS - end of period                                       $   803,757         $   541,334
                                                                                ===========         ===========



                 See notes to consolidated financial statements

                  CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                  ---------------------------------------------

                        STATEMENT OF COMPREHENSIVE INCOME
                        ---------------------------------

                                   (UNAUDITED)
                                   -----------

                                                                     (Expressed in U.S. Currency)

                                                                    Three months ended September 30, Nine months ended September 30,
                                                                          2003           2002               2003           2002
                                                                      -----------    -----------         -----------    -----------

Net Income (loss)                                                     $  (608,555)   $  (759,819)        $(1,681,635)   $  (792,855)
                                                                      -----------    -----------         -----------    -----------


Other comprehensive income, net of tax:

  Foreign currency translation adjustments                                 53,854        (95,138)           (383,096)       148,372

  Unrealized holding gains:

  Unrealized holding losses arising during period (see note below)            603         (7,480)             (4,705)      (312,934)
                                                                      -----------    -----------         -----------    -----------

  Total other comprehensive income (loss)                                  54,457       (102,618)           (387,801)      (164,562)
                                                                      -----------    -----------         -----------    -----------

  Comprehensive (loss) during period                                  $  (554,098)   $  (862,437)        $(2,069,436)   $  (957,417)
                                                                      ===========    ===========         ===========    ===========


   Note: Unrealized holding losses are net of tax (benefit) of $402 and ($4,987) for the three months ended September 30, 2003 and 2002 respectively and ($3,137) and ($208,623) for the nine months ended September 30, 2003 and 2002 respectively.

                 See notes to consolidated financial statements

                  CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                  ---------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                  ---------------------------------------------
                                   (UNAUDITED)
                                   -----------

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

                  The Company's primary need for cash is to maintain its ability to support the operations and ultimately the carrying values of certain of its individual investee companies. The Company is actively pursuing the sale of a portion of its interests in two of its investee companies as a source of funds, and reduction of cash flow needs. The Company has been successful in obtaining $1 million Canadian through this method over the last 90 days. The Company will continue to assist its investee companies in their efforts to obtain outside financing in order to fund the growth and development of their respective businesses and has taken steps to reduce the operating cash requirements of the parent company and its investees. The Company is also seeking outside investment. There is no assurance that these initiatives will be successful or that the Company or certain of its investees will have adequate cash resources and capital to be able to continue as going concerns.


                  The Company's ability to continue to realize assets and discharge liabilities in the normal course of business is uncertain. These financial statements do not include any of the adjustments to the amounts or classification of assets and liabilities that might be necessary should the Company be unable to continue its business in the normal course.

3.       DISCONTINUED BUSINESS/SEGMENT

                  On April 19, 2002, as part of its business plan, the Company completed the sale of its interest in its subsidiary, Dantec Corporation. Prior to the sale, CVF held a 54% interest in Dantec. As a result of the sale, Dantec has been accounted for as discontinued operation. Revenue from Dantec to September 30, 2002 was $103,363. The results in 2002 are shown on the income statement as a separate line item, "loss from operations of discontinued business".

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

5.       STOCK BASED COMPENSATION PLANS

                  The Company accounts for stock-based compensation plans under Accounting Principles Board Opinion 25, (APB 25) Accounting for Stock Issued to Employees and the related interpretation, for which no compensation cost is recorded in the statement of operations for the estimated fair value of stock options issued with an exercise price equal to the fair value of the common stock on the date of grant. Statement of Financial Accounting Standards No.123 (SFAS 123) Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148 (SFAS 148) Accounting for Stock-Based

         Compensation - Transition and Disclosure, requires that companies, which do not elect to account for stock-based compensation as prescribed by this statement, disclose the pro-forma effects on earnings and earnings per share as if SFAS 123 has been adopted.

                  If the Company had applied the recognition provisions of SFAS 123 using the Black-Scholes option pricing model, the resulting pro-forma net income (loss) available to common shareholders, and pro-forma net income (loss) available to common shareholders per share would be as follows:


---------------------------------------- ---------------------------------- ----------------------------------
                                         For the three months ended         For the nine months ended
                                         --------------------------         -------------------------
                                                  September 30,                      September 30,
                                                  --------------                     -------------
---------------------------------------- --------------- ------------------ ----------------- ----------------
                                              2003             2002               2003             2002
                                              ----             ----               ----             ----
---------------------------------------- --------------- ------------------ ----------------- ----------------
Net (loss) income available to common
shareholders, as reported                $(694,656)      $   (845,920)      $(1,937,130)        $(981,206)
---------------------------------------- --------------- ------------------ ----------------- ----------------
Deduct (Add): Stock-based
compensation, net of tax                       -                 -                 -             (110,548)
                                               -                                   -
---------------------------------------- --------------- ------------------ ----------------- ----------------
Net (loss) available to common
shareholders, pro-forma                  $(694,656)      $   (845,920)      $(1,937,130)      $(1,091,754)
                                         ==========      =============      ============      ============
---------------------------------------- --------------- ------------------ ----------------- ----------------

---------------------------------------- --------------- ------------------ ----------------- ----------------
Basic earnings (loss) per share:
---------------------------------------- --------------- ------------------ ----------------- ----------------
                          As reported -  $    (.06)      $     ( .08)       $      (.18)      $     (.10)
---------------------------------------- --------------- ------------------ ----------------- ----------------
                            Pro-forma -  $    (.06)      $     ( .08)       $      (.18)      $     (.11)
---------------------------------------- --------------- ------------------ ----------------- ----------------



         The above stock-based employee compensation expense has been determined utilizing a fair value method, the Black-Scholes option-pricing model.

         The Company has recorded no compensation expense for stock options granted to employees during the three or nine months ended September 30, 2003 and 2002.

         In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

-------------------- ---------------------------------- ----------------------------------------------
                                                          For the Nine months Ended September 30,
                                                          ---------------------------------------
-------------------- ---------------------------------- ----------------------------------------------
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
-------------------- ---------------------------------- ------------------------ ---------------------

6.       TRADE RECEIVABLES

                  Included in trade receivables at September 30, 2003 is $542,086 of earned but unbilled receivables.

7.       INVENTORY

         Inventory consists of the following:

                                         September 30, 2003                  December 31,2002
                                         ------------------                  ----------------
                  Raw Material               $  371,338                         $  263,237
                  Finished goods                103,708                            156,527
                                             ----------                         ----------
                                             $  475,046                         $  419,764
                                             ----------                         ----------


8.       INVESTMENTS

                  The following table provides certain summarized unaudited financial information related to the Company's equity basis holdings:

                               Nine Months Ended September 30,
                               -------------------------------
                                    2003                2002
                               -------------------------------


Net Sales                      $ 123,566           $  73,264

Gross profit on sales             37,836              49,286


Net  loss                      $(168,326)          $(154,913)
                               ---------           ---------



9.       REVENUE

                           In 2002 and in previous years a significant portion of the Company's revenue had been derived from sales by its subsidiary SRE. SRE develops and manufactures certain controls that are added to machine parts and supplied to an original equipment manufacturer (OEM). Prior to April 1, 2002, the Company was required to supply the machine parts (at no mark-up) and the SRE manufactured controllers with mark-up under this arrangement. The agreement with the OEM was amended at the beginning of the second quarter 2002, such that SRE is no longer required to supply the machine parts but continues to supply the manufactured controller. As a result of this change in the business arrangement, CVF no longer records the value of the machine parts in its sales or cost of sales. Had this arrangement existed at the beginning of 2002, the Company's sales and cost of sales for the first quarter 2002 would each have been $1,321,935 lower than the reported amount. The change in this arrangement has had no effect on the Company's gross margin dollars.

10.      SERIES B PREFERRED DIVIDENDS

                           In accordance with the terms of the Company's Series B Convertible Preferred Stock (the "Series B Preferred"), the holder thereof is entitled to receive when, as and if declared by the board of directors, out of funds legally available for the payment of dividends, dividends at the rate of 6% per annum computed on the amount invested payable in cash or shares of common stock at the option of the Company on June 30 and December 31 each year. The terms of the Series B Preferred limit the number of shares that may be issued in payment of such dividend and the maximum amount of shares have previously been issued in satisfaction of the dividend. In accordance with its terms, no further common shares may be issued in payment of dividends on the Series B Preferred. The Company has determined that in accordance with the Nevada General Corporation Law with respect to dividends accrued and unpaid as of September 30, 2003 of $524,537, there are no funds legally available for payment. By the terms of the Series B preferred, the dividend rate computed on the liquidation preference thereof ($3.42 million) increases from 6% to 10% per annum until all accrued and unpaid dividends are paid in full. Such higher dividend rate has been in effect since July 1, 2002.

               The terms of the Series B preferred provide that any such shares outstanding on the third anniversary of issue [October 8, 2002] [the "Mandatory Conversion Date"], were to be converted to common stock of the Company. However, the terms of the Series B preferred also limit the number of shares that can be issued in connection with payment of dividends or on conversion. As these would be exceeded on a mandatory conversion, no conversion occurred under this provision (note 15).

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

         It is possible that the Company's investments in Petrozyme and IMT will require consolidation as a VIE, on adoption of this standard in the fourth quarter of 2003.

         Accounting for Asset Retirement Obligations

         In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires recognition of the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. This standard is effective for the Company's 2003 year. The Company has determined that it does not have any asset retirement obligations.

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

13.      STOCK OPTIONS AND WARRANTS

                  During 2002, the Compensation Committee of the Board of Directors approved an adjustment to the exercise price for all options held by its employees, including executive officers, as well as certain consultants. The revised exercise price was established by reference to the closing bid price of the Company's common stock on April 16, 2002, which was $0.16. Options to purchase approximately 1,415,500 shares of common stock were repriced. The repriced options are all fully vested. These options are subject to variable plan accounting using the intrinsic value method as prescribed by APB-25. As the fair market value of the Company's stock as of September 30, 2003 was $0.34, additional compensation expense of $70,250 was recorded during the quarter.

                  The Company also issued warrants which were priced at $0.16 on April 16, 2002. The warrants are fully vested and accounted for at their fair value at the issue date in accordance with SFAS 123.

14.      SEGMENTED INFORMATION

                  The Company has five reportable segments: bioremediation, machine controls, precious gem identification, and natural horticultural and general corporate. In 2002, as a result of growth in the natural horticultural segment, as a percentage of consolidated sales, the Company reallocated business units to business segments to more appropriately group units for chief operating decision purposes and reporting in accordance with SFAS 131. This change was applied on a retroactive basis. The bioremediation segment consists of one company that applies bio-filtration technology to odor and air pollution control for environmental applications. The machine controls segment designs, manufactures and sells electric motor controls to electric vehicle manufacturers. The gem identification segment consists of one company that has developed identification and database systems, and markets its products and services to the companies in the precious gem business, including producers, cutters, distributors and retailers. The natural horticultural segment consists of one company that develops, manufactures and markets natural fertilizers, insecticides and herbicides. The Company's general corporate segment includes one company which provides funding and management overview services to the holdings. This segment's profits include interest income and gains on sales of its various holdings.

                  The Company evaluates performance and allocates resources based on continuing profit or loss from operations before income taxes, depreciation and research and development. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

         There are no intersegment sales, transfers, or profit or loss.

         Industry Segments for the Nine Months Ended September 30, 2003 and 2002

                                 Biorem-          Machine      Identification      Natural         Corporate
                                ediation         Controls          Systems      Horticultural   Administration       Total

2003                                $                $                $                $               $               $
----                                -                -                -                -               -               -
Sales                          4,742,543        1,109,669          550,453          253,198                -        6,655,863
Income (Loss) from               738,555         (548,313)         (48,576)        (611,213)      (1,400,578)      (1,870,125)
continuing operations
before other income
Other income                      (8,218)         (38,712)         (61,488)         151,444          (96,051)         (53,025)
Income (loss) from               730,337         (587,025)        (110,064)        (459,769)      (1,496,629)      (1,923,150)
continuing operations
before income taxes

2002
----
Sales                          2,220,322        1,976,340          445,178          274,782                -        4,916,622
Income (Loss) from               324,133         (548,257)          (6,176)        (467,266)      (1,305,824)      (2,003,390)
continuing operations
before other income
(expense)
Other income (expense)             3,200            3,178          (44,019)               -          221,666          184,025
(Loss) from continuing           327,333         (545,079)         (50,195)        (467,266)      (1,084,158)      (1,819,365)
operations before income
taxes


15.      CONTINGENCIES

                  The Company is currently under a routine audit by the Internal Revenue Service ("IRS") automatically triggered by the size of its US tax refunds. The IRS is indicating that it is reviewing the treatment of capital loss benefits of $2,532,000 claimed in a prior year. No assessments have been issued in this matter and the Company believes that it has adequately provided for its tax liabilities. Should an adjustment be proposed or assessed, the Company would plan to vigorously oppose any material revisions to its refunds. Any potential loss arising from such matter will be recorded when and if determined. Final resolution of this issue could take 2 additional years.

                  As the Company has not converted its outstanding Series B preferred shares to common stock, and the Company has not paid all dividends on the Series B preferred shares, the holder of the Company's Series B preferred shares has attempted to require that the Company redeem the shares at 135% of face value plus accrued and unpaid dividends totaling $4,822,930 at September 30, 2003. The Company has denied the redemption request on the basis that the holder does not have a right to require such redemption.

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

17.      DEBT DUE TO OFFICERS AND DIRECTORS OF SUBSIDIARIES

                  Included in current portion of long-term debt and in long term notes payable - officers and directors - are amounts due to subsidiary officers and subsidiary directors totaling $470,599 and $1,274,692 respectively at September 30, 2003. These notes accrue interest at varying interest rates from Canadian prime interest rate plus 3% or 4%, to fixed rates of 5%, 10% or 12%. In conjunction with one of these loans a director of one of the subsidiaries received warrants to purchase 100,000 shares of CVF's common stock at $0.30 per share. These warrants expire on December 19, 2003.
                  In September 2003 a subsidiary director closed on a $1 million Canadian (approximately $ 741,100 US) convertible note to the subsidiary bearing interest at 10% per annum and convertible into the common stock of the subsidiary at $1.76 cnd per share. The note has a 3 year term. If converted the holder of the note will be entitled to a 7 1/2 % ownership interest in Biorem on a fully diluted basis.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


OVERVIEW:

CVF Technologies Corporation ("CVF" or the "Company") is involved in the business of developing and managing early and expansion stage companies. CVF's mandate is to acquire significant holdings in new and emerging technology companies and to assist them in achieving significant revenue growth and profitability. CVF's current holdings include investments made in its investee companies during the period from 1990 to the present.

CVF's mandate is to generate revenues and profits through consolidation of the operating results of its investee companies. CVF also endeavors to realize gains through the eventual sale of some or all of its holdings in these companies at such time as management determines that CVF's funds can be better deployed in other industries or companies. CVF's goal is to maximize the value of its holdings in its investee companies for the Company's shareholders. One important way that CVF accomplishes this is by taking an investee company public at the appropriate time. This has been done with the investee companies Certicom Corporation and TurboSonic Technologies, Inc. CVF plans to offer its shareholders the opportunity to directly participate in public offerings of its investee companies, where this is considered appropriate.

After CVF's initial investment, an investee company often requires additional capital to meet its business plan. Consequently, the Company actively assists its investee companies in obtaining additional capital which is usually sourced through CVF's own resources or via other participants.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002:

Consolidated sales of CVF subsidiaries for the three months ended September 30, 2003 amounted to $2,228,015, representing an increase of $1,220,031 (121%) compared to sales of $1,007,984 for the same period in 2002. On a stand-alone basis, CVF has no sales from operations. Sales and gross profit from sales reflect the operations of CVF's consolidated subsidiaries only. The consolidated subsidiaries are Biorem Technologies Inc. ("Biorem"), Gemprint(TM) Corporation ("Gemprint"), SRE Controls Inc. ("SRE"), Ecoval Corporation ("Ecoval"), and CVF Capital Management Corporation ("CVF Capital Management"). CVF records profit and loss using the equity method for companies in which CVF holds 50% to 20% ownership. These companies are Petrozyme Technologies Inc. ("Petrozyme") and IMT Systems ("IMT").

For the three months ended September 30, 2003, Biorem's sales increased by $940,415 or 135% compared to the same quarter of 2002. This increase was mainly due to numerous modular system installations in the US in the 2003 period. SRE's sales increased in the 2003 period by $193,097 or 112% from the 2002 period. In response to new products SRE has seen an improved general sales outlook. Gemprint's sales increased by $101,117 or 87% compared to the same quarter of 2002 due to an expansion of revenue from new and existing customers. Ecoval's sales decreased by $14,598 (65%) as Ecoval began to redirect its focus into pesticides through licensing arrangements.

CVF's gross margin of $1,030,722 for the third quarter of 2003 represents an increase of $625,386 (154%) from the same period last year. This increase is mainly due to Biorem which had $487,077 higher gross margin in the third quarter of 2003 due to higher sales volumes. Also SRE had $111,779 higher gross margin in the third quarter of 2003 as SRE moves to selling new higher margin products. Gemprint had a gross margin increase of $63,726 (66%) due to the sales increase. Gross margin of CVF as a percentage of sales increased to 46.5% for the third quarter of 2003 from 40.2% for the third quarter of 2002. This gross margin percentage increase is attributable to Biorem, Gemprint and SRE where business has been shifting to higher margin sales.

Selling, general and administrative expenses on a consolidated basis for the three months ended September 30, 2003 amounted to $1,422,962, representing an increase of $322,123 (29%) compared to expense of $1,100,839 for the same period in 2002. The increases in expenses relate to the sales increase at Biorem, Gemprint and SRE. Management continues to undertake a concerted effort to effect an overall reduction in administrative costs. Over the past 2 years CVF has undertaken many initiatives to lower the Company's expenses. (See further discussion in the Liquidity and Capital Resources section).

Research and development expenses for the third quarter of 2003 amounted to $159,835 compared to $110,870 incurred in the comparable 2002 period, or an increase of $48,965 (44%). Spending was increased at most of the investee companies after lower levels in the second quarter of 2003.

Net interest expense increased to $47,250 for the third quarter of 2003 compared to net interest expense of $23,778 for the third quarter of 2002. This increase is due to lower cash balances on hand in the 2003 period compared to the 2002 period and a loan in the 2003 period from one of the subsidiary directors to CVF.

Other expense increased to $58,787 in the third quarter of 2003 from income of $24,601 for the third quarter of 2002 due to foreign currency exchange related to the strengthening Canadian dollar.

Losses of CVF from equity holdings (entities in which CVF has a 50% or less ownership) decreased to $nil in the third quarter of 2003 compared to $15,471 of expense in the third quarter of 2002. CVF's investment in its equity holdings was reduced to zero in prior periods and CVF did not invest or guarantee any additional amounts in respect to these companies in the 2003 period.

Gain on sale of holdings amounted to $122 in the 2003 period compared to $9,315 in the 2002 period. In the 2002 period the Company sold a significant portion of its holdings in RDM and TurboSonic. The remaining holdings are relatively small and are not expected to contribute significant gains to the Company.

Recovery of income taxes amounted to $34,255 in the 2003 period compared to a recovery of $4,001 in the 2002 period.

Minority interest portion of the loss decreased to $15,180 in the third quarter of 2003 from $48,081 in the comparable 2002 period. This amount in the 2003 period relates only to Gemprint while the 2002 period loss relates to Gemprint and SRE. SRE's minority interest balance is now zero and therefore losses are not recognized any longer on SRE.

CVF on a consolidated basis recorded a net loss of $608,555 for the three months ended September 30, 2003 resulting from the operations described above. This compares to a net loss of $759,819 incurred in the corresponding period of 2002. This represents a 20 % decrease in the loss.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002:

Consolidated sales of CVF for the nine months ended September 30, 2003 amounted to $6,655,863, representing an increase of $1,739,241 (35%) compared to sales of $4,916,622 for the same period in 2002. Biorem's sales increased by $2,522,222 or 114% compared to the same period of 2002. This increase was mainly due to a major installation currently on-going at a food processing plant in Ontario, Canada. SRE's sales decreased in the 2003 period by $866,672 (44%) from the 2002 period. SRE develops and manufactures certain controls that are added to machine parts and supplied to an original equipment manufacturer (OEM). Prior to April 1, 2002, the company was required to supply the machine parts (at no mark-up) and the SRE manufactured controller with mark-up under this arrangement. The agreement with the OEM was amended at the beginning of the 2002 second quarter, such that SRE was no longer required to supply the machine parts but continued to supply the manufactured controller. As a result of this change in the business arrangement, CVF no longer records the value of the machine parts in its sales or cost of sales. Had this arrangement changed at the beginning of the 2002 first quarter, the Company's sales and cost of sales for the 2002 quarter would each have been $1,321,935 lower than the reported amount. (or

SRE's sales would be $455,263 or 70% higher in the 2003 period compared to the 2002 period). The change in this arrangement has had no effect on the Company's gross margin dollars. Gemprint's sales increased by $105,275 (24%) to $550,453 in the 2003 period compared to sales of $445,178 in the 2002 period. Ecoval's sales decreased by $21,584 (8%) as Ecoval began to redirect its focus into pesticides through licensing arrangements.

CVF's gross margin of $2,758,050 for the first nine months of 2003 represents an increase of $1,207,076 (78%) from the same period last year. Gross margin as a percentage of sales increased to 41.5% for the first nine months of 2003 from 31.5% for the first nine months of 2002. This increase in the more recent period is mainly due to the change in the business arrangement at SRE with one of its customers (as previously discussed) which had an effect of increasing the gross margin percentage. If this change had occurred at the beginning of 2002 the overall gross margin percentage for the 2002 period would have been 43.1% instead of 31.5%.

Selling, general and administrative expenses on a consolidated basis amounted to $4,291,710 for the first nine months of 2003. This represents an increase of $1,037,478 or 32% over the first nine months of 2002. The increase in expenses generally relate to the sales increase at Biorem, Gemprint and SRE. Of this increase, $65,200 is due to stock option related compensation expense recorded due to the increase in the market price of CVF common stock. An additional $112,650 of the increase is due to one of the Company's subsidiaries settling a claim with a former officer. Management continues to undertake a concerted effort to effect an overall reduction in administrative costs. Over the past 2 years CVF has undertaken many initiatives to lower the Company's expenses. (See further discussion in the Liquidity and Capital Resources section).

Research and development expenses for the nine months ended September 30, 2003 were $336,465 compared to $300,132 in the 2002 period, or an increase of $36,333 (12%).

Net interest expense for the first nine months of 2003 increased to $120,812 from $82,478 in the 2002 period. This increase in expense is due to lower average cash balances invested during the 2003 period and loans from directors during the 2003 period.

Losses of CVF from equity holdings (entities in which CVF has a 50% or less ownership) decreased to $nil in the 2003 period from $43,706 in the 2002 period. CVF's investment in its equity holdings was reduced to zero in prior periods and CVF did not invest or guarantee any additional amounts in respect to these companies in the 2003 period.

Gain on sale of holdings amounted to $7,316 in the 2003 period compared to $263,312 in the 2002 period. In the 2002 period the Company sold a significant portion of its holdings in RDM and TurboSonic. The remaining holdings are relatively small and are not expected to contribute significant gains to the Company.

Recovery of income taxes amounted to $98,397 in the 2003 period compared to a recovery of $478,495 in the 2002 period. During the 2002 period the Job Creation and Worker Assistance Act of 2002 was signed into law which included changing the carryback period for net operating losses from 2 years to 5 years. Due to this change in law the company filed its 2001 tax return along with a refund application.

Minority interest portion of the loss decreased to $143,118 in the 2003 period from $143,727 in the comparable 2002 period.

Loss from operations of discontinued business was a $111,957 loss in the 2002 period. This reflects Dantec's 2002 loss for the 2002 period.

Gain on discontinuance of business in the 2002 period reflects the gain recorded on the sale of CVF's interest in Dantec on April 19, 2002.

CVF recorded a net loss of $1,681,635 for the nine months ended September 30, 2003 resulting from the operations described above. This compares to a net loss of $792,855 incurred in the corresponding period of 2002. It should be noted that the net loss in the 2002 period included the recovery of income taxes which was $410,352 higher in the 2002 period, the gain on the sale of Dantec which totaled $516,245 in the 2002 period, and the gain on sale of holdings which was $255,996 higher in the 2002 period. By excluding these nonrecurring items (income tax refund, Dantec sale gain, and sale of holdings gain) from 2002 and 2003, the 2002 net loss would have been $2,050,907 or $263,559 higher than the 2003 net loss of $1,787,348.


LIQUIDITY AND CAPITAL RESOURCES:

Stockholders' deficit as of September 30, 2003 amounted to $3,071,296 compared to a deficit of $966,775 at December 31, 2002. This net increase in the deficit of $2,104,521 is primarily attributable to a net loss of $1,681,635 which was recognized in the same period, an increase in accumulated other comprehensive loss of $387,801 (mainly attributable to foreign exchange adjustments) and dividends accrued during the period totaling $255,495. This was offset somewhat by the increase in the market price of CVF common stock and the resulting stock option compensation expense recorded totaling $252,900.

The current ratio of CVF at September 30, 2003 is .54 to 1, which is almost unchanged from .51 to 1 at December 31, 2002.

CVF management anticipates that over the next twelve month period CVF should have sufficient cash from various sources to sustain itself. Between cash on hand, the issuance of new securities, and the sales of a portion of its holdings in certain investee companies, the Company expects to have enough cash to fund itself and certain of its investee companies that are currently not profitable. Additionally, CVF has minimal outside debt and a line of credit could be sought. The Company has been successful in obtaining $ 1 million Canadian in financing through an investment in one of its holdings over the last 90 days.

Over the past two years CVF has undertaken many initiatives to lower the parent company's expenses. These initiatives have included lowering the head count of its office staff as well as the elimination of one executive position. The use of consultants has been significantly reduced except those consultants who have been satisfied to receive their fee in CVF common shares. Travel and entertainment has been significantly reduced over the last year and will continue at the reduced level going forward. CVF management has adopted a very aggressive cost and expenditure controls and monitoring policy. In accordance with Nevada law and the terms of the Series B Preferred Stock, the Company has not paid certain dividends on its Series B Preferred shares and has refused the demand of the holder for conversion or redemption of such shares because of contractual requirements.

The Company no longer anticipates having to fund Gemprint or Biorem as both are currently operating on positive cash flow, although no assurances can be given that this trend will continue.

As at September 30, 2003 the cash balance was $803,757 which is an increase of $585,754 compared to December 31, 2002. The primary source of cash for the Company is expected to be from sale of a portion of its investments in its subsidiaries or from CVF issuing additional securities. The company is pursuing opportunities to raise funds from potential investors in CVF. In addition, certain subsidiaries are producing a positive cash flow and will be able to supplement other cash requirements of the Company. If the above mentioned liquidity events do not occur, the Company estimates that it could run out of operating cash in the second quarter of 2004, if other sources of cash are not available. The Company will also continue to assist its investee companies in their efforts to obtain outside financing in order to fund their growth and development of their business plans. Certain of the Company's financial obligations included in current liabilities related to items that will not be paid in the near term. The Company will carefully manage its cash payments on such obligations.

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

The Company adopted the provisions of SFAS No. 141 on July 1, 2001. Such adoption had no effect on the Company's financial position or results of operations. The Company adopted the provisions of SFAS No. 142 effective January 1, 2002, at which time the amortization of the Company's existing goodwill ceased. The new standard also required that the Company test the goodwill for impairment. Any impairment, arising from the test, is charged to income. As of December 31, 2002 the Company's goodwill was tested and the Company calculated that no impairment existed at that time. No further circumstances have arisen during the third quarter of fiscal 2003 that would indicate an impairment of goodwill has occurred subsequent to year end.

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

Contingencies - the Company is currently under a routine audit by the Internal Revenue Service ("IRS") automatically triggered by the size of its US tax refunds. The IRS is indicating that it is reviewing the treatment of capital losses claimed in the prior year and refunds of $2,532,000 received in 2001. No assessments have been issued in this matter and the Company is unable to determine the likelihood of adjustments if any to prior year tax refunds. Should an adjustment be proposed or assessed, management intends to defend the matter vigorously. Final resolution of this issue could take 2 additional years.

As the Company has not converted its outstanding Series B shares to common stock, and the Company has not paid all dividends on the Series B shares, the holder of the Company's Series B preferred stock has attempted to require that the Company redeem the shares at 135% of face value plus accrued and unpaid dividends totaling $4,822,930 at September 30, 2003. The Company has denied the redemption request. The ultimate right of the holder may become disputed and the Company may be required to defend its position. While the Company believes that it has the right to deny such redemption, the ultimate outcome of any such a dispute is not determinable with certainty. Any redemptions of preferred shares would be subject to the limitations imposed by Nevada corporate law. These laws would restrict a cash payment on redemption, based on the Company's current financial position.

Stock Options/Warrants - The Compensation Committee of the Board of Directors approved an adjustment to the exercise price for all options held by our employees, including executive officers, as well as certain consultants. The revised exercise price was established by reference to the closing bid price of the Company's common stock on April 16, 2002, which was $0.16. Options to purchase approximately 1,415,500 shares of common stock were repriced, resulting in the "variable" method for determining compensation expense being implemented under APB 25. Under this method, expense is recorded for the quoted market price of the stock issued or, in the case of options, for the difference between the stock's quoted market price on the date of grant and the option exercise price. Increases and decreases (but not below the fair value of the stock at the date of the change in exercise price) in the quoted market price of the stock between the date of grant and the measurement date result in a change in the measure of compensation for the award. As the stock price at September 30, 2003 was $0.34, additional compensation expense of $252,900 was recorded during the period.

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

Quarterly Fluctuations. CVF's financial results have historically been, and will continue to be, subject to quarterly and annual fluctuations due to a variety of factors, primarily resulting from the nature of the companies in which it invests. Any shortfall in revenues in a given quarter may impact CVF's results of operations due to an inability to adjust expenses during the quarter to match the level of revenues for the quarter. There can be no assurance that CVF will report income in any period in the future. While some of CVF's investees have consistently reported losses, CVF has recorded income in certain fiscal periods and experienced fluctuations from period to period due to the sale of some of its holdings, other one-time transactions and similar events.

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

     (b) There has been no significant change in the Company's internal controls over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 3.  Changes in Securities

         As the Company has not converted its outstanding Series B preferred shares to common stock, and the Company has not paid all dividends on the Series B preferred shares, the holder of the Company's Series B preferred stock has attempted to require that the Company redeem the shares for 135% of outstanding face value plus accrued and unpaid dividends, or $4,822,930 at September 30, 2003. The Company has denied the redemption request on the basis that the holder does not have a right to require such redemption. The right of the holder may become disputed and the Company may be required to defend its position. While the Company believes that it has the right to deny such redemption, the outcome of any such a dispute is not determinable with certainty. Any redemption of preferred shares would be subject to the limitations imposed by Nevada corporate law. These laws would prevent cash payment on redemption, based on the Company's current financial position. The amount of dividends in arrears, relating to the Series B shares, as of September 30, 2003 total $518,393 and as of the date of filing of this report (November 14, 2003) total $560,126.

Item 4 - Submission of Matters to Vote of Security Holders
         On August 28, 2003, the Company held its Annual Meeting of Shareholders. The matter voted upon at the Annual Meeting was the election of four directors. The results were as follows:

         Name                      Votes For                 Votes Withheld
         ----                      ---------                 --------------
Jeffrey Dreben                     4,937,659                 710,070
Robert Nally                       4,937,659                 710,070
Robert Glazier                     4,937,659                 710,070
George Khouri                      4,937,659                 710,070




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

         (b)      Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K on July 1, 2003 and an amendment to that report on July 9, 2003 in connection with the dismissal of its auditors.

 SIGNATURES

                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:    November 14, 2003


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