Form 10KSB
period 2003-12-31
CVF TECHNOLOGIES CORP
filed 2004-04-02
CIK 1032997

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003.

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

                         Yes [X]      No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for most recent fiscal year: $8,704,069.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (based on the closing price on the American Stock Exchange) as of March 12, 2004: $4,008,202. For purposes of determining this amount only, Registrant has defined affiliates as including (a) the executive officers named in Part III of this 10-KSB report, (b) all directors of Registrant, and (c) each shareholder that has informed Registrant by March 12, 2004 that it is the beneficial owner of 10% or more of the outstanding common stock of Registrant.

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of March 12, 2004:

                         Common Stock: 12,216,269 shares

Transitional Small Business Disclosure Format: Yes [ ]  No [X]

PART I

ITEM 1. DESCRIPTION OF BUSINESS

CVF Technologies Corporation (www.cvfcorp.com) ("CVF" or the "Company") was incorporated in 1995 and is involved in the business of managing early stage companies primarily engaged in the information technology and environmental technology sectors. CVF's mandate is to acquire significant holdings in new and emerging technology companies and then to assist them in their management, and through them to engage in their respective businesses. CVF's current holdings include investments made in its investee companies during the period from 1990 to the present.

CVF generates revenues and profits through consolidation of the operating results of its investee companies. CVF also endeavors to realize gains through the eventual sale of all or a portion of its holdings in these companies at such time as management determines that CVF's funds can be better deployed in other industries or companies. CVF's goal is to maximize the value of its holdings in its investee companies for the Company's shareholders. One important way that CVF accomplishes this is by the investee company going public at the appropriate time. This has been done with CVF's former investee companies Certicom Corporation and TurboSonic Technologies, Inc. CVF will endeavor to offer its shareholders the opportunity to directly participate in public offerings of its investee companies, where this is considered appropriate.

After CVF's initial investment, an investee company often requires additional capital to meet its business plan. Consequently, the Company actively assists its investee companies in obtaining additional capital which is usually sourced through CVF's own resources or via other participants. CVF's ability to continue to provide assistance to its investees is subject to the limitations of its own financial resources. Even though one of the investee companies has been profitable in 2003, CVF, on a consolidated basis, has incurred losses over the past year and the past six years. These losses have depleted the Company's cash reserve which significantly limits the Company's ability to assist its investees with its own capital. See "Factors That May Affect Future Results."

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

Proceeds from any additional funding received by CVF's Corporations will be utilized, in each case, primarily for expansion of marketing and sales capability to enable the entity to realize its commercial potential over the next two to three years. As is common with early stage technology companies, some of these holdings have historically operated at a loss or at break-even and some of them may continue to operate at a loss for the foreseeable future. However, one of the holdings, Biorem, was profitable in 2002 and 2003. The ability of those investees which are unprofitable to meet their business goals may be subject to limitations of CVF's ability to provide continued financial assistance - see "Factors That May Affect Future Results." However, the investee companies have the option to seek third party financing.

Consolidated Entities:

"Consolidated Entities" refers to those Corporations in which CVF has a greater than 50% ownership of the voting stock. The total assets and liabilities of each of the Consolidated Entities are included within the financial results and position of CVF for the year ended December 31, 2003 and in the comparative balances for the previous year as shown in the Financial Statements included in
Part II, Item 7 of this Form 10-KSB. The Company has provided loans to its subsidiaries which have been eliminated for accounting purposes in consolidation and are not reflected in our financial statements. These loans represent amounts owed to the parent Company by the Corporations.

The five Consolidated Entities that are consolidated within the financial results of CVF are as follows:

1. SRE Controls Inc. ("SRE")

SRE (www.srecontrols.com), based in Waterloo, Ontario, designs, manufactures and markets a range of high-efficiency, programmable electronic motor speed control products for electric and alternative powered vehicle (ex. hybrid fuel-cell) applications. These markets include material handling equipment (e.g. forklift trucks), airport Ground Support Equipment (GSE), Automated Guided Vehicles
(AGV), Neighborhood Electric Vehicles (NEV), golf carts and lower-end products such as scooters, sweepers and scrubbers. SRE supplies its controller products to Original Equipment Manufacturers (OEMs) of vehicles through direct sales and to the aftermarket through distribution channels that provide access to a network of over 2000 dealers throughout North America. Additionally, SRE has established strategic alliances with companies that can help SRE open up new markets for its existing products and to bring new products to new markets especially on an international basis.

SRE continuously enhances its product line in order to bring the latest technological benefits to its customers. As a result of several years of product development effort, SRE has brought unique new motor controller products and complete, "integrated electronic solutions" to market in 2003 and plans to expand their product-mix in 2004 to include additional, leading-edge, internationally accepted products. These new products are expected to generate significant revenue gains in 2004 and beyond. SRE's ongoing investment in research and development continues, with joint development work planned with several alternate energy customers/ providers to Asian markets and an expanding electric vehicle market.

2. BIOREM Technologies Inc. ("BIOREM")

BIOREM (www.biorem.biz), an industrial biotech company based in Guelph, Ontario, is engaged in the business of applying industrial microbiological technology to municipal and industrial environmental applications. The business focus of BIOREM is the design and installation of biological air filters, or biofilters, for the removal of odor and other air pollutants from municipal and industrial sources. Since 1999, BIOREM has made significant progress in the commercialization of its biofilter technology, having successfully completed more than 70 biofilter installations in the U.S. and Canada. BIOREM has a network of 22 manufacturers' representatives to provide effective coverage of the rapidly growing U.S. and Canadian municipal odor control market.

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

3. Gemprint(TM)Corporation ("Gemprint")

Gemprint(TM) (www.gemprint.com), a Toronto, Ontario based company, is in the business of providing security systems and services to the jewelry industry to enable diamonds and other precious gems to be uniquely identified non-invasively (fingerprinted) using a patented low power laser imaging system. The results are stored in a data base for later verification and recovery of lost or stolen gems and for gem inventory management. Gemprint's Isi system has application with all segments of the diamond supply chain (i.e. cutters/polishers, grading laboratories, manufacturers, wholesalers, retailers and Internet traders). Gemprint's Isi system sells for approximately $7,500. Gemprint also sells a more sophisticated system for verification of memo goods for inventory management at a selling price of $30,000. A $15.00 fee is normally charged to the user for each registration on the international database, which Gemprint owns and maintains. Law enforcement agencies and many insurance companies support the Gemprint system (approximately 25 insurance companies offer a 10% discount on diamond insurance policies if the insured gem is Gemprinted).

Over the last several years Gemprint signed important agreements employing the use of its technology: (1) a contract with the Government of the Northwest Territories of Canada to design a 'Northern' diamond certificate, to establish an on-site data base and to Gemprint northern diamonds with three major diamond manufacturers involved in the program; (2) a contract with a major Italian diamond merchant launching Gemprint(TM) as the "DNA" of Diamonds, a new brand of Diamonds and using Gemprint as the core technology; and (3) an agreement with an Antwerp corporation (ADIS) to set up and operate a Gemprint service center in the Antwerp diamond district. Gemprint is also used by several Internet diamond traders as well as Zales Corporation, the largest U.S. retailer of jewelry.

4. Ecoval Corporation ("Ecoval")

Ecoval (www.naturesglory.com), which has its headquarters located in Williamsville, N.Y. is in the business of developing, manufacturing and marketing environmentally friendly organic herbicides, targeted primarily for the lawn and garden retail/consumer market, municipalities and parks departments, institutional markets and specialty agricultural markets. Ecoval has also developed a non-toxic insecticide, a fungicide and a moss-cleaner. The world wide industry sales for pesticides (which include herbicides, insecticides and fungicides) was $33.5 billion ($11.0 billion in the U.S.) in 1999.

Ecoval owns U.S., European, Canadian and other international patents for its herbicide. Research results show the herbicide to be efficacious, non-toxic, biodegradable and faster acting than conventional chemical products. Ecoval's herbicides have received regulatory approval in Canada through the PMRA (Pesticide Management Regulatory Agency) and through the Environmental Protection Agency (EPA) in the United States.

To be cost-effective, Ecoval out-sources its production, packaging and some of its shipping functions. Ecoval's principal focus is to expand sales through a number of major distributors and licensees. Ecoval is currently in discussions regarding licensing of its patented products with a small number of potential distributors. It is also pursuing sales to government agencies at the municipal, state and federal levels. The brand name for both U.S. and Canadian products is Nature's Glory(TM) and the herbicide is also sold under the brand name Ecoclear; the products are also sold under private label by a number of distributors. The herbicide product is sold in both a Ready-to-Use version and in concentrate form.

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

CVF's two Equity Investees are described below:

1. Petrozyme Technologies Inc. ("Petrozyme")

Petrozyme (www.petrozyme.com), is a Guelph, Ontario based company engaged in the business of developing and marketing its proprietary processes utilizing industrial bio-reactors for the degradation and recovery of petroleum and organic wastes. The exploration, production and refinement of oil generate significant quantities of oily wastes. According to estimates from the American Petroleum Institute (API), the U.S. Environmental Protection Agency (EPA) and the U.S. Department of Energy, based on data between 1996 and 1998, the cost to safely manage oily wastes produced in the United States exceeds $1.0 billion per year. Petrozyme's low cost onsite process is well positioned to penetrate this market.

2. IMT Systems Inc. ("IMT")

IMT is a Waterloo, Canada, private company in the business of developing a traction motor for industrial electric vehicles.

Less Than 20% Owned:

"Less Than 20% Owned" refers to those investee corporations in which CVF has a less than 20% ownership interest. The direct financial results of the Less Than 20% Owned Corporations are not included in CVF's consolidated financial results. The two Less Than 20% owned corporations which are publicly traded, RDM Corporation and TurboSonic Technologies, Inc. are carried at market value. It is the intention of CVF to hold its positions in these companies until it is considered that the invested funds can be better utilized in other holdings.

Number of Employees

As of December 31, 2003, CVF and its Consolidated Entities had a total of 46 full-time employees.

ITEM 2 DESCRIPTION OF PROPERTY

CVF leases premises in which its principal executive office is located at 8604 Main Street, Suite 1, Williamsville, New York on a one year lease (commencing December 2003) with lease payments equal to $17,589 annually. All of the business premises and facilities used by the Consolidated Entities are leased. These facilities serve as administrative offices and manufacturing (where appropriate) facilities. The facilities generally range in size from 2,000 to 14,000 square feet. The lease terms expire in 2004 to 2006.

ITEM 3 LEGAL PROCEEDINGS

Litigation has commenced in the civil courts in Ontario, Canada in early 2004 by a minority shareholder of Biorem concerning the restructuring of convertible debt instruments that CVF holds in Biorem. This litigation names CVF, Biorem, Robert Nally, and Brian Herner (CEO of Biorem) as defendants. CVF views this litigation as totally without merit and plans to vigorously defend against it, including the launching of a significant counter claim. CVF does not anticipate any material adverse consequence as a result of this lawsuit.

The Company is not aware of any other material pending proceedings.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2003 no matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

The following table sets forth the high and low sales prices per Common Share on the American Stock Exchange ("AMEX") for the periods indicated:

                                         LOW            HIGH
                                        ------         ------
2002  - 1st Quarter                      0.11           0.29
      - 2nd Quarter                      0.13           0.27
      - 3rd Quarter                      0.10           0.44
      - 4th Quarter                      0.15           0.31

2003  - 1st Quarter                      0.12           0.18
      - 2nd Quarter                      0.14           0.50
      - 3rd Quarter                      0.24           0.45
      - 4th Quarter                      0.26           0.55

CVF has been advised by the AMEX that in order to maintain its eligibility for listing privileges it must present its financial statements on a non-consolidated basis, which presents the fair market value of its investments. CVF has agreed to this requirement and is reviewing several alternative means of compliance, including registering as an investment company or electing to be regulated as a business development company under the Investment Company Act of 1940 or, with SEC approval, maintaining the registration of its common stock under the Securities Exchange Act of 1934 while presenting its financial statements using a fair market value of its investees.

(b) Holders of Record

At March 12, 2004, there were approximately 321 holders of record of CVF's common stock.

(c) Dividends

CVF has never paid a dividend on the common stock. The payment of any future dividends will be at the sole discretion of CVF's Board of Directors. CVF intends to retain earnings to finance the expansion of its business but may consider paying dividends of its common stock if it receives a large profit from the sale of one of its holdings. There were dividends accrued and unpaid on the Company's former Series B Preferred Stock. The terms of the Series B Preferred Stock prohibited the payment of dividends on the Common Stock or any other stock of the Company ranking below the Series B Preferred Stock at any time when dividends are unpaid thereon. Subsequent to December 31, 2003, the holder of the Series B Convertible Preferred Stock exchanged its Series B Convertible Preferred Stock with a stated value of $3,385,000 and accrued dividends of approximately $673,600 for 1,000,000 shares of CVF common stock and a new Series C 6% Convertible Preferred Stock with a stated value of $1,000,000, convertible into common stock at $1 per share. The Series C Preferred will be subject to mandatory redemption on February 27, 2006, at which time accrued dividends are payable; however, CVF's obligation to redeem will be limited to cash available to it at that time in excess of one year's prospective working capital. The Company also issued to the former Series B holder a three-year warrant to purchase 100,000 shares of CVF's common stock at an exercise price of $0.35 per share.

(d) Recent Sales of Unregistered Securities

In March 2003, an aggregate of 149,500 shares of common stock were issued to Joan Dreben and Robert Nally in consideration of their contribution to CVF of proceeds of the sale of the same number of CVF common shares.

In 2003, CVF issued 57,316 common shares to a consultant in consideration of services rendered.

In June 2003, CVF issued six-month warrants to acquire 100,000 common shares to a lender at an exercise price of $.030 per share.

The above transactions were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering.

                                     Equity Compensation Plan Information
                                             a                            b                             c
                                -----------------------------------------------------------------------------------
                                                                                             Number of securities
                                    Number of securities                                    remaining available for
                                      to be issued upon           Weighted average           future issuance under
                                        exercise of              exercise price of            equity compensation
                                    outstanding options         outstanding options             plans (excluding
      Plan Category                    and warrants                and warrants                    column (a))
-----------------------------   ------------------------        -------------------         -----------------------
Equity compensation plans                  690,000                      $0.16                        60,000
approved by security holders

Equity compensation plans not
approved by security holders             2,352,784                      $0.19                           N/A
                                         ---------                      -----                        ------
Total                                    3,042,784                      $0.18                        60,000

         The Company has outstanding 690,000 options to acquire shares of common stock issued under its 2000 Stock Option Plan and 715,000 options to acquire shares of common stock under individual stock option agreements. The non-plan options were granted to employees, officers and directors of CVF and its investees, are currently exercisable in full, have exercise prices of $0.16 per share and expire on April 16, 2007. During 2003 505,000 options were granted at the market price on the day of approval of $0.30 per share.

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

The Company's cash resources have been significantly depleted by operating losses. As at December 31, 2003 the cash reserve and other liquid resources was $781,000. The Company has operating cash requirements in the range of $120,000 monthly. Accordingly, the Company estimates that it could run out of operating cash in the second or third quarter, if other sources of cash are not available. The primary source of cash for the Company is expected to be from sale of a portion of its investments in it subsidiaries or from CVF issuing additional securities. The company has received indications of serious interest in a portion of one of its subsidiaries and is pursuing other opportunities to raise funds as well from potential investors in CVF. The indications of interest suggest that the Company could raise funds from this source over the next 6 months. In addition, certain subsidiaries are producing a cash flow and will be able to supplement other cash requirements. The Company will also continue to assist its investee companies in their efforts to obtain outside financing in order to fund their growth and development of their business plans. Certain of the Company's financial obligations included in current liabilities relate to items that will not be paid in the near term. The Company will carefully manage its cash payments on such obligations.

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

     - the Company's ability to obtain capital to fund its operations and those of its investees

The Company will not update any forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements.

Plan of Operation

Subject to the limitations of its financial position as discussed above, CVF plans to build on the successes and advances achieved by its investee companies in 2003. It will continue its efforts to assist all of its investee companies to realize their full potential. The ability of certain of the investee companies (excluding Biorem which has been profitable for the past two fiscal years), which currently are not profitable, to meet the goals included in the plan of operation may be limited by CVF's ability to continue in the normal course of business as described in "Factors That May Affect Future Results".

The four Consolidated Entities which are active technology businesses, namely Ecoval, SRE, Biorem, and Gemprint, each made progress in 2003 and each are positioned to expand in 2004.

BIOREM's 2003 sales revenues were at a record $6,189,500 and net income of $1,333,000. This included the results of expansion of sales activities into the US Southwest with new sales in Texas and California. The installation of a $3 million biofilter in the food processing industry was completed in 2003 and contracts have been initiated for a second system of the same magnitude in 2004. Two new sales managers were hired in 2003 to continue concentrated efforts in new business development in the municipal market. The appointment of an industrial business manager in 2004 will provide concerted effort in continued growth in the agri-food and forest products industry as well as the hydrocarbon and surface coatings industries. BIOREM has been working closely with leading municipal consulting engineers on pre-selection of large biofilter systems at three locations for inclusion in the construction of new municipal treatment facilities in VA and GA.

A patent application was filed in 2003 for an improvement to the long lasting and fast acting BIOSORBENS(TM) filter media. Continued research is aimed at improving performance of removal of low level complex organic compounds that continue to plague the industry. Programs are underway for further characterization of odor constituents and the removal efficiencies of target components. Strategic research collaboration has been initiated with leading universities in Canada and the US to broaden and accelerate the development of the empirical knowledge base of biofilter kinetics.

BIOREM has plans to expand geographically and to market applications in 2004. New international business was initiated in 2003 with an order for supply of a biofilter to Riyadh, Saudi Arabia. Several other projects in Saudi Arabia are being advanced. Other international opportunities will be explored in 2004 and a strategic, multi year program will be developed.

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

Ecoval expanded its product line with the addition of a moss cleaner. Patents have also been granted in North America on an improved herbicidal composition and insecticidal composition. Ecoval also developed an insecticide formulation that is exempt from U.S. registration because it is composed of ingredients that the EPA has determined pose minimal risk to the public. In 2004, Ecoval will continue to generate sales revenues by establishing key distributor relationships in North America, establishing potential licensees to generate royalty income and by working to expand sales to its current customer base.

SRE extended the range of OEM customers served in 2003 and expanded its dealer network as well as identifying a significant number of target aftermarket accounts. Also, SRE is developing working relationships with certain electric vehicle manufacturers to supply electrical subsystems to expand its product offering in the marketplace. At the end of 2003 SRE hired a stronger sales force, expanded marketing activities and expanded engineering staff, all intended to increase sales revenue, quality, new technology and customer appeal. All these activities are expected to have a positive impact on future financial results.

CVF's Equity Investee, Petrozyme, advanced in 2003 and is positioned to make further progress in 2004.

CVF, when possible, will continue to work to provide equity investment and/or debt financing, based on the progress made by the investee companies as it assesses their needs. CVF will accomplish this within the limits of its own funds or by assisting its investee companies in completing private placements or public offerings for themselves, as and when appropriate.

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

Going concern - These consolidated financial statements have been prepared on a going concern basis, which presumes that assets will be realized and liabilities discharged in the normal course of business over the foreseeable future. The consolidated Company's current liabilities exceed its current assets. The consolidated Company has incurred losses over the year and for the past six years, which have reduced the Company's cash reserves, and depleted stockholders' equity. Further, the Company has a contingent liability described in item 5.

These conditions raise substantial doubt about the consolidated Company's ability to continue in the normal course of business as a going concern.

The Company's primary need for cash is to maintain its ability to support the operations and ultimately the carrying values of certain of its individual investee companies. The Company is actively pursuing the sale of a portion of its interests in two of its investee companies as a source of funds, as well as reducing its cash flow needs. In addition the Company has borrowed $385,700 from one of its investee directors. The Company will continue to assist its investee companies in their efforts to obtain outside financing in order to fund the growth and development of their respective businesses and has taken steps to reduce the operating cash requirements of the parent company and its investees. The Company is also seeking outside investment. There is no assurance that these initiatives will be successful or that the Company or certain of its investees will continue to have adequate cash resources and capital to be able to continue as going concerns.

The Company's ability to continue to realize assets and discharge liabilities in the normal course is uncertain and dependent on these and other initiatives. These financial statements do not include any of the adjustments to the amounts or classification of assets and liabilities that might be necessary should the Company be unable to continue its business in the normal course.

During 2003 one of its investee companies, Biorem, had operating profitability and also had positive cash flow. Both Biorem and Gemprint are currently operating on a positive cash flow basis and do not currently require any cash support from CVF. The Company will continue to assist its investee companies in their efforts to obtain outside financing in order to fund the growth and development of their respective businesses.

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

The Company adopted the provisions of SFAS No. 141 on July 1, 2001. Such adoption had no effect on the Company's financial position or results of operations. The Company adopted the provisions of SFAS No. 142 effective January 1, 2002, at which time the amortization of the Company's existing goodwill ceased. The new standard also required that the Company test the goodwill for impairment before June 30, 2002. Any impairment, arising from the test, is charged to income. The Company's goodwill has been tested and the Company has calculated that no impairment exists as at December 31, 2003.

The Company has reviewed the carrying value of the intangible assets associated with its subsidiary, Ecoval. Although Ecoval has successfully developed natural pesticide, herbicide and fertilizer products, and patented certain technologies related to these products, sales of these products and related cashflows are still being developed, as the Company works to expand its licensing and marketing partnerships. In addition, the Company's resources available to support the expansion of Ecoval are currently limited. Accordingly, the Company has revised its estimates of near term future cashflows and the value assigned to the related intangible assets. The Company considers its intangible assets to have a finite life and as such is continuing to amortize these assets.

Contingencies - The Company is currently under an audit by the Internal Revenue Service ("IRS"). As part of the routine audit, the IRS indicated that they reviewed the treatment of capital losses claimed in the prior year and refunds of $2,532,000 received in 2001. A proposed deficiency in federal income tax was issued by the IRS on December 1, 2003 totaling $2,969,123. On February 5, 2004 CVF issued a formal protest to the proposed deficiency and it is expected that this will now go before appeals at the IRS. If it is not resolved at the appeals level of the IRS, CVF intends to challenge the IRS ruling in federal tax court, as CVF and its legal counsel strongly believes its original deductions were correctly taken. This process could take up to 2 more years to be resolved.

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

Stock Options/Warrants - The Compensation Committee of the Board of Directors approved an adjustment to the exercise price for all options held by our employees, including executive officers, as well as certain consultants. The revised exercise price was established by reference to the closing bid price of the Company's common stock on April 16, 2002, which was $0.16. Options to purchase approximately 1,405,000 shares of common stock were repriced, resulting in the "variable" method for determining compensation expense being enacted under FASB interpretation #44 of APB 25. Under this method, expense is recorded for the quoted market price of the stock issued or, in the case of options, for the difference between the stock's quoted market price on the date of grant and the option exercise price. Increases and decreases (but not below the exercise price) in the quoted market price of the stock between the date of grant and the measurement date result in a change in the measure of compensation for the award. As the stock price at December 31, 2003 was $0.41, $351,250 of additional compensation expense was recorded in expense during 2003.

The Company also issued warrants which were priced at $0.16 on April 16, 2002. The warrants are fully vested and subject to fair value accounting in accordance with SFAS 123. The charge to income for the warrants issued was $111,094 during 2002.

Comparison of Consolidated Results 2003 and 2002

Consolidated sales of CVF for the fiscal year amounted to $8,704,069, representing an increase of $2,780,557 (47%) compared to sales of $5,923,512 for 2002. CVF, on a stand-alone basis, has no sales from operations. Sales and gross profit reflect the operations of CVF's consolidated subsidiaries only. These subsidiaries include Ecoval, SRE, Biorem, Gemprint, Dantec and Elements. (results for 2002 are included in the income statement in the line "loss from operations of discontinued business"). (Dantec's results are consolidated through April 19, 2002, the date CVF sold its interest in Dantec).

Investee companies in which CVF has less than 50% or less ownership are not included in the consolidation. These companies are Petrozyme and IMT.

Biorem achieved an increase in sales in 2003 of $3,475,517 or 128% compared to 2002. This increase was due to a major installation at a food processing plant in Ontario, Canada. Gemprint's sales increased by $98,799 (16%) compared to 2002 due to increased GEMPRINT(TM) registrations by new customers and also due to the selling, beginning in 2003, of a more sophisticated system for verification of memo goods at a selling price of $30,000. SRE's sales decreased in 2003 by $752,250 (33%). Prior to April 1, 2002, the company was required to supply machine parts (at no mark-up) and the SRE manufactured controller with mark-up under this arrangement with an OEM manufacturer. The agreement with the OEM was amended at the beginning of the 2002 second quarter, such that SRE was no longer required to supply the machine parts but continued to supply the manufactured controller. As a result of this change in the business arrangement, CVF no longer recorded the value of the machine parts in its sales or cost of sales. Had this arrangement changed at the beginning of the 2002 first quarter, the Company's sales and cost of sales for the 2002 quarter would each have been $1,321,935 lower than the reported amount. (or SRE's sales would be $584,581 or 62% higher in 2003 compared to 2002). The change in this arrangement has had no effect on the Company's gross margin dollars. Ecoval's sales decreased by $41,509 (13%) as fertilizer orders from some customers were not received and shipments of fertilizer in the second half of 2003 to U.S. customers were halted due to concerns related to mad cow disease.

CVF's gross margin of $3,574,259 for 2003 represents an increase of $1,505,818 (72.8%) from 2002. Gross margin as a percentage of sales increased to 41.1% for 2003 compared to 34.9% in 2002. This percentage increase in 2003 is due mainly to the change in the business arrangement at SRE with one of its customers (as previously discussed) which had an effect of increasing the gross margin percentage. If this change had occurred at the beginning of the first quarter 2002 the overall gross margin percentage for 2002 would have been 45.0% instead of 34.9%.

Selling, general and administrative expenses on a consolidated basis amounted to $5,716,107 for 2003 representing an increase of $1,093,216 or 23.6% compared to 2002. The increase in expenses generally relate to the sales increase at Biorem, Gemprint and SRE. Of this increase, $351,250 is due to stock option related compensation expense recorded due to the increase in the market price of CVF common stock and $144,200 related to the increase in the valuation of Biorem. An additional $112,650 of the increase is due to one of the Company's subsidiaries settling a claim with a former officer. Included in 2002 expenses was the write down of the intangible asset in 2002 of $495,690 representing the write down taken due to impairment of the intangible asset of Ecoval.

Research and development expenses for 2003 amounted to $504,613 compared to $386,773 for 2002 (a 30.5% increase). This increase in R & D spending was attributable to Biorem where additional R & D work is being performed.

Loss from continuing operations decreased to $2,646,461 in 2003 from $2,941,223 in 2002, a decrease of $294,762 (or 10.0%). This decrease can be attributed to profitability in Biorem. Also, the loss in 2003 would have been $495,450 lower if the effect of stock option repricing had not taken place.

Net interest expense increased to $246,371 in 2003 from $138,599 in 2002. This increase in expense is due to increased borrowings during 2003.

Losses of CVF from equity investees (entities in which CVF has a 50% or less ownership) decreased to $nil in 2003 from $48,702 in 2002. CVF's investment in its equity holdings was reduced to zero in prior periods and CVF did not invest or guarantee any additional amounts in respect to these companies in 2003.

Gain or loss on sale of holdings represented a gain of $7,461 in 2003 from a loss of $72,082 in 2002. In 2002 the Company sold some shares of its holdings in RDM and TurboSonic producing a gain of $253,478 and in 2002 CVF wrote off its investment in WZ.COM totaling $240,675 as that company was liquidated and no distributions were made to shareholders. Also the investment in PowerTrusion was written down to $10,000 due to impairment of this investment which represented $84,885 of the increase in loss.

Other expense of $89,825 in 2003 represents foreign exchange loss of $196,924 offset somewhat by other income mainly at Biorem totaling $107,099.

Recovery of income taxes amounted to $526,386 in 2003 compared to a recovery of $796,824 in 2002. In 2003, Biorem was able to claim a carry back totaling $ 474,378. During 2002, the Job Creation and Worker Assistance Act of 2002 was signed into law which included changing the carry back period for net operating losses from 2 years to 5 years.

Minority interest in the loss decreased to $171,286 in 2003 from $219,667 in the comparable 2002 period.

Loss from operations of discontinued business was a $111,764 loss in 2002. This reflects Dantec's 2002 loss for the 2002 fiscal year.

Gain on discontinuance of business in 2002 reflects the gain recorded on the sale of CVF's interest in Dantec on April 19, 2002.

As a result of the operations described above, CVF recorded a net loss of $2,286,606 in 2003 as compared to a net loss of $1,779,634 incurred in 2002. Also, the loss in 2003 would have been $495,450 lower if the effect of stock option repricing had not taken place.

LIQUIDITY AND CAPITAL RESOURCES

Total Stockholders' equity as of December 31, 2003 was in a deficit position of $3,732,580 compared to a deficit of $966,775 as of December 31, 2002. The net decrease is primarily attributable to the net loss of $2,286,606 incurred in 2003.

The current ratio of CVF as at December 31, 2003 is .55 to 1, which has increased from .51 to 1 as at December 31, 2002.

CVF management anticipates that over the next twelve month period CVF should have sufficient cash from various sources to sustain itself. Between cash on hand, the issuance of new securities, and the sales of a portion of its holdings in certain investee companies, the Company expects to have enough cash to fund itself and certain of its investee companies that are currently not profitable. Additionally, CVF has limited outside debt and a line of credit could be sought. The Company has been successful in obtaining $ 1 million Canadian in financing through an investment in one of its holdings in September 2003, and in 2003 received $961,000 as repayment of back interest and dividends from one of its investee companies.

Over the past two and a half years CVF has undertaken many initiatives to lower the parent company's expenses. These initiatives have included lowering the head count of its office staff as well as the elimination of one executive position. The use of consultants has been significantly reduced except those consultants who have been satisfied to receive their fee in CVF common shares. Travel and entertainment has been significantly reduced over the last year and will continue at the reduced level going forward. CVF management has adopted a very aggressive cost and expenditure controls and monitoring policy. Subsequent to December 31, 2003, CVF and the holder of CVF's Series B Convertible Preferred Stock entered into a transaction whereby the holder exchanged its Series B Convertible Preferred Stock with a stated value of $3,385,000 and accrued dividends of approximately $673,600 for 1,000,000 shares of CVF's common stock and a new Series C 6% Convertible Preferred Stock with a stated value of $1,000,000, convertible into common stock at $1 per share. The Series C Preferred and all accrued dividends thereon will be subject to mandatory redemption on February 27, 2006; however, CVF's obligation to redeem will be limited to cash available to it at that time in excess of one year's prospective working capital. The Company also issued to the former Series B holder a three-year warrant to purchase 100,000 shares of CVF's common stock at an exercise price of $0.35 per share.

The Company no longer anticipates having to fund Gemprint or Biorem as both are currently operating on positive cash flow, although no assurances can be given that this trend will continue.

As at December 31, 2003, CVF's cash balance was $225,535 which is an increase of $7,532 compared to December 31, 2002. The primary source of cash for the Company is expected to be from sale of a portion of its investments in its subsidiaries or from CVF issuing additional securities. The company is pursuing opportunities to raise funds from potential investors in CVF. In addition, certain subsidiaries are producing a positive cash flow and will be able to supplement other cash requirements of the Company. If the above mentioned liquidity events do not occur, the Company estimates that it could run out of operating cash in the second quarter of 2004, if other sources of cash are not available. The Company will also continue to assist its investee companies in their efforts to obtain outside financing in order to fund their growth and development of their business plans. Certain of the Company's financial obligations included in current liabilities related to items that will not be paid in the near term. The Company will carefully manage its cash payments on such obligations.

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

AMEX Listing. CVF has been advised by the AMEX that in order to maintain its listing privileges it will need to present its financial statements on a non-consolidated basis, which presents the fair market value of its investments. CVF is considering various alternative means of complying with the AMEX's requirement as discussed in Item 5. In the event CVF is unable to comply with the AMEX's requirement or determines that it is inadvisable to do so, CVF will be delisted from the AMEX. In such an event, CVF would seek to have its common stock quoted on the National Association of Securities Dealers' Over-the-Counter Bulletin Board, or OTCBB. This may adversely affect shareholders' ability to trade CVF common stock, as the OTCBB market is generally less liquid and more volatile than the AMEX. In addition, any such delisting of CVF's common stock could result in a decline in CVF's stock price. In the event CVF determines to register or elects to be regulated as an investment company under the Investment Company Act of 1940, its ability to raise capital and otherwise operate its business consistent with past practice may be significantly affected. In addition, the costs of compliance and registration under the Investment Company Act may be substantial.

ITEM 7 FINANCIAL STATEMENTS

Consolidated Financial Statements

CVF TECHNOLOGIES CORPORATION
[Expressed in United States Currency]
December 31, 2003

CVF TECHNOLOGIES CORPORATION

                          INDEX TO FINANCIAL STATEMENTS

                                                    PAGE NUMBER
REPORT OF INDEPENDENT AUDITORS                           F-2

CONSOLIDATED BALANCE SHEETS                              F-4

CONSOLIDATED STATEMENTS OF OPERATIONS                    F-6

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)

                  EQUITY                                 F-8

CONSOLIDATED STATEMENTS OF CASH FLOWS                   F-10

CONSOLIDATED STATEMENTS OF

                  COMPREHENSIVE (LOSS) INCOME           F-11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS              F-12

                          INDEPENDENT AUDITOR'S REPORT

Stockholders and Directors
CVF Technologies Corporation

We have audited the accompanying consolidated balance sheets of CVF Technologies Corporation as of December 31, 2003, and the related consolidated statements of operations, stockholders' (deficit) equity, cash flows and comprehensive loss for the year then ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CVF Technologies Corporation as of December 31, 2003, and the results of its operations and its cash flows for the year then ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations, including a net loss of approximately $2.2 million for the year ended December 31, 2003, and has a working capital deficiency as of December 31, 2003. These factors raise substantial doubt the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                              /s/ Radin, Glass & Co., LLP
                                              Certified Public Accountants

New York, New York
February 26, 2004

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

Kitchener, Canada,                                             Ernst & Young LLP
February 12, 2003.                                         Chartered Accountants
CVF TECHNOLOGIES CORPORATION

                      CONSOLIDATED BALANCE SHEETS [Note 2]

As at December 31                                   [Expressed in U.S. Currency]

                                                                       2003               2002
                                                                         $                  $
                                                                     ---------          ---------
ASSETS
CURRENT
Cash and cash equivalents                                              225,535            218,003
Trade receivables [note 3[d]]                                        2,461,980            940,559
Inventory [note 4]                                                     586,009            419,764
Prepaid expenses and other                                              75,669             56,794
Deferred tax asset and Income taxes receivable                         550,830            492,299
                                                                     ---------          ---------
TOTAL CURRENT ASSETS                                                 3,900,023          2,127,419
                                                                     ---------          ---------
Property and equipment, net of accumulated depreciation [note 3[f]]    220,889            201,327
Loans receivable [note 18]                                             142,251            144,399
Holdings available for sale, at market [note 5]                          4,772             62,505
Technology, net of accumulated amortization [note 6[a]]                228,001            529,152
Goodwill, net of accumulated amortization [note 6[b]]                1,405,222          1,405,222
                                                                     ---------          ---------
TOTAL ASSETS                                                         5,901,158          4,470,024
                                                                     =========          =========

                       CONSOLIDATED BALANCE SHEETS CONT'D
                                    [Note 2]

                                                                             2003               2002
                                                                               $                  $
                                                                          -----------        -----------
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
Current portion of long-term debt [note 7]                                     82,297             85,860
Loans past due or in default [note 7]                                         221,269            182,431
Accounts payables and accrued liabilities [note 12[a]]                      6,212,368          3,762,186
Preferred and other non-voting stock of subsidiaries [note 12[b]]             192,850            159,000
                                                                          -----------        -----------
TOTAL CURRENT LIABILITIES                                                   6,708,784          4,189,477
                                                                          -----------        -----------
LONG-TERM LIABILITIES
Notes payable - officers and directors [note 7]                             1,836,256            241,680
Deferred income taxes [note 9]                                                368,566            259,454
Minority interest                                                              79,220            217,167
Pension obligation [note 8]                                                   577,457            465,566
                                                                          -----------        -----------
TOTAL LONG-TERM LIABILITIES                                                 2,861,499          1,183,867
                                                                          -----------        -----------
Redeemable Series A preferred stock, $0.001 par value,
   redeemable at $18.25 per share, authorized 500,000 shares,
   issued and outstanding shares 3,477 [2002; 3,477] [note 10[b]]              63,455             63,455
                                                                          -----------        -----------
                                                                            9,633,738          5,436,799
                                                                          -----------        -----------
Commitments and contingencies [notes 2, 16 and 17]
STOCKHOLDERS' (DEFICIT) EQUITY [note 2]
Common stock, $0.001 par value, authorized 50,000,000 shares, outstanding 10,855,549 [2002; 10,613,456]
   and in treasury 481,700 [2002; 481,700]                                     11,338             11,095
Series B convertible preferred stock
   $0.001 par value, liquidation preference of 25% of Stated Value, authorized, issued and outstanding 338,500 [2002; 338,500]
   [note 10[b]]                                                                   339                339
Warrants [note 10 [c]]                                                        111,094            111,094
Additional paid-in capital                                                 28,473,130         27,927,197
Treasury stock                                                             (2,747,174)        (2,747,174)
Accumulated other comprehensive loss                                       (1,750,291)        (1,066,589)
Accumulated deficit                                                       (27,831,016)       (25,202,737)
                                                                          -----------        -----------
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY                                       (3,732,580)          (966,775)
                                                                          -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)  EQUITY                       5,901,158          4,470,024
                                                                          ===========        ===========

See accompanying notes

CVF TECHNOLOGIES CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    [Note 2]

Year ended December 31                              [Expressed in U.S. Currency]

                                                                             2003               2002
                                                                               $                  $
                                                                          -----------        -----------
SALES [note 3[l]]                                                           8,704,069          5,923,512
Cost of sales                                                               5,129,810          3,855,071
                                                                          -----------        -----------
GROSS MARGIN                                                                3,574,259          2,068,441
                                                                          -----------        -----------
EXPENSES
Selling, general and administrative [note 6[a]]                             5,716,107          4,622,891
Research and development                                                      504,613            386,773
                                                                          -----------        -----------
TOTAL EXPENSES                                                              6,220,720          5,009,664
                                                                          -----------        -----------
Loss from continuing operations
   before under noted items                                                (2,646,461)        (2,941,223)
                                                                          -----------        -----------
OTHER (EXPENSES) INCOME
Interest (expense), net                                                      (246,371)          (138,599)
Loss from equity investees                                                         --            (48,702)
(Loss) gain on sale of holdings                                                (1,621)           (72,082)
Other (expense)                                                               (89,825)                --
                                                                          -----------        -----------
TOTAL OTHER (EXPENSES) INCOME                                                (337,817)          (259,383)
                                                                          -----------        -----------
Loss from continuing operations before
   income taxes                                                            (2,984,278)        (3,200,606)
Income taxes [note 9]                                                        (526,386)          (796,824)
                                                                          -----------        -----------
Loss from continuing operations before
   the following:                                                          (2,457,892)        (2,403,782)
Minority interest in loss                                                     171,286            219,667
                                                                          -----------        -----------
Net loss from continuing operations                                        (2,286,606)        (2,184,115)
Loss from operations of
   discontinued business [notes 12[c]                                              --           (111,764)
Gain (loss) on discontinuance of business
   [notes 12[c]                                                                    --            516,245
                                                                          -----------        -----------
NET LOSS                                                                   (2,286,606)        (1,779,634)
                                                                          ===========        ===========

CVF TECHNOLOGIES CORPORATION

                  CONSOLIDATED STATEMENTS OF OPERATIONS CONT'D
                                    [Note 2]

Year ended December 31                              [Expressed in U.S. Currency]

                                                                             2003               2002
                                                                               $                  $
                                                                          -----------        -----------
NET LOSS ATTRIBUTABLE TO COMMON
   STOCKHOLDERS [note 12]                                                  (2,628,279)        (2,054,087)
                                                                          -----------        -----------
BASIC AND DILUTED LOSS PER SHARE [note 11]
Loss from continuing operations                                                 (0.24)             (0.24)
Gain (loss) from discontinued business
   [notes 12 [b] and [d]]                                                          --               0.04
                                                                          -----------        -----------
BASIC AND DILUTED LOSS PER SHARE [note 11]                                      (0.24)             (0.20)
                                                                          ===========        ===========

BASIC AND DILUTED WEIGHTED AVERAGE
   SHARES [note 11]                                                        10,749,035         10,376,016
                                                                          ===========        ===========

See accompanying notes

CVF TECHNOLOGIES CORPORATION

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                    [Note 2]

Year ended December 31                              [Expressed in U.S. Currency]

                                                                                   SERIES B
                                                                                  CONVERTIBLE                        ADDITIONAL
                                                         COMMON STOCK              PREFERRED                          PAID-IN
                                                    SHARES          AMOUNT           STOCK          WARRANTS          CAPITAL
                                                                       $               $                $                $
                                                  -----------     -----------     -----------      -----------      -----------
BALANCE - DECEMBER 31, 2001                        10,399,202          10,399             345          629,447       27,191,238
Purchase of treasury stock [note 10[a]]                    --              --              --               --               --
Net loss                                                   --              --              --               --               --
Dividends on Series A preferred stock                      --              --              --               --               --
Dividends on Series B convertible
   preferred stock                                         --              --              --               --               --
Conversion of Series B preferred stock
   [note 10[b]]                                       478,492             479              (6)              --           64,521
Unrealized loss on securities available for
   sale, net of reclassification adjustment
   [note 10[d]]                                            --              --              --               --               --
Shares issued in lieu of cash for services            176,176             176              --               --           35,889
Shares issued for dividend on Series B
   preferred [note 10[b]]                              41,286              41              --               --            6,102
Warrants issued during the year [note 10[c]]               --              --              --          111,094               --
Warrants expired during the year [note 10[c]]              --              --              --         (629,447)         629,447
Translation adjustment [note 10[d]]                        --              --              --               --               --
                                                  -----------     -----------     -----------      -----------      -----------
BALANCE - DECEMBER 31, 2002                        11,095,156          11,095             339          111,094       27,927,197
                                                  -----------     -----------     -----------      -----------      -----------

                                                                                    ACCUMULATED
                                                                                      OTHER
                                                  ACCUMULATED       TREASURY       COMPREHENSIVE        TOTAL
                                                    DEFICIT           STOCK        INCOME (LOSS)       EQUITY
                                                       $                $                $                $
                                                  -----------      -----------      -----------      -----------
BALANCE - DECEMBER 31, 2001                       (23,148,650)      (2,746,129)        (676,633)       1,260,017
Purchase of treasury stock [note 10[a]]                    --           (1,045)              --           (1,045)
Net loss                                           (1,779,634)              --               --       (1,779,634)
Dividends on Series A preferred stock                  (3,096)              --               --           (3,096)
Dividends on Series B convertible
   preferred stock                                   (271,357)              --               --         (271,357)
Conversion of Series B preferred stock
   [note 10[b]]                                            --               --               --           64,994
Unrealized loss on securities available for
   sale, net of reclassification adjustment
   [note 10[d]]                                            --               --         (327,938)        (327,938)
Shares issued in lieu of cash for services                 --               --               --           36,065
Shares issued for dividend on Series B
   preferred [note 10[b]]                                  --               --               --            6,143
Warrants issued during the year [note 10[c]]               --               --               --          111,094
Warrants expired during the year [note 10[c]]              --               --               --               --
Translation adjustment [note 10[d]]                        --               --          (62,018)         (62,018)
                                                  -----------      -----------      -----------      -----------
BALANCE - DECEMBER 31, 2002                       (25,202,737)      (2,747,174)      (1,066,589)        (966,775)
                                                  -----------      -----------      -----------      -----------

See accompanying notes

CVF TECHNOLOGIES CORPORATION

        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY CONT'D
                                    [Note 2]

Year ended December 31                              [Expressed in U.S. Currency]

                                                                            SERIES B
                                                                           CONVERTIBLE                  ADDITIONAL
                                                       COMMON STOCK         PREFERRED                    PAID-IN      ACCUMULATED
                                                  SHARES         AMOUNT       STOCK      WARRANTS        CAPITAL        DEFICIT
                                                                   $            $            $              $              $
                                                ----------       ------    -----------   --------       ----------    -----------
BALANCE - DECEMBER 31, 2002                     11,095,156       11,095            339    111,094       27,927,197    (25,202,737)
Net loss                                                                                                               (2,286,606)
Dividends on Series A preferred stock                                                                                      (3,173)
Dividends on Series B convertible
   preferred stock                                                                                                       (338,500)
Unrealized loss on securities available
   for sale, net of reclassification
   adjustment [note 10[d]]
Shares issued in lieu of cash for services          92,593           93                                     24,907
Shares issued for cash                             149,500          150                                     25,981
Change in market price - re priced options                                                                 495,045
                                                ----------       ------    -----------   --------       ----------    -----------
Translation adjustment [note 10[d]]
BALANCE - DECEMBER 31, 2003                     11,337,249       11,338            339    111,094       28,473,130    (27,831,016)
                                                ==========       ======    ===========   ========       ==========    ===========

                                                               ACCUMULATED
                                                                  OTHER
                                                 TREASURY     COMPREHENSIVE        TOTAL
                                                  STOCK           INCOME           EQUITY
                                                    $               $                 $
                                                ----------    -------------      ----------
BALANCE - DECEMBER 31, 2002                     (2,747,174)     (1,066,589)        (966,775)
Net loss                                                                         (2,286,606)
Dividends on Series A preferred stock                                                (3,173)
Dividends on Series B convertible
   preferred stock                                                                 (338,500)
Unrealized loss on securities available
   for sale, net of reclassification
   adjustment [note 10[d]]                                          (9,054)          (9,054)
Shares issued in lieu of cash for services                                           25,000
Shares issued for cash                                                               26,131
Change in market price - re priced options                                          495,045
Translation adjustment [note 10[d]]                               (674,648)        (674,648)
                                                ----------    ------------       ----------
BALANCE - DECEMBER 31, 2003                     (2,747,174)     (1,750,291)      (3,732,580)
                                                ==========    ============       ==========

See accompanying notes

CVF TECHNOLOGIES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    [Note 2]

Year ended December 31                              [Expressed in U.S. Currency]

                                                           2003          2002
                                                            $             $
                                                        ----------    ----------
OPERATING ACTIVITIES
Net loss from continuing operations                     (2,286,606)   (2,184,115)
Adjustments to reconcile net loss
    from continuing operations  [note 14]                  289,536       387,895
Changes in operating assets and liabilities [note 14]      270,319       110,016
                                                        ----------    ----------
CASH (APPLIED TO) OPERATING ACTIVITIES                  (1,726,751)   (1,686,204)
                                                        ----------    ----------
INVESTING ACTIVITIES
Purchase of property and equipment                         (30,122)      (55,045)
Investments in and advances to equity investees                 --       (28,656)
Proceeds from sale of holdings                              46,724       902,667
Proceeds from sale of subsidiary                                --       494,878
                                                        ----------    ----------
CASH PROVIDED BY (APPLIED TO) INVESTING ACTIVITIES          16,602     1,313,844
                                                        ----------    ----------
FINANCING ACTIVITIES
(Decrease) increase in bank indebtedness                     4,796      (290,539)
Borrowings of debt                                       1,477,886       241,680
Repayments of debt                                              --       (15,920)
Reductions of restricted cash                                   --       128,466
Purchase of treasury stock                                      --        (1,045)
                                                        ----------    ----------
CASH PROVIDED BY FINANCING ACTIVITIES                    1,482,682        62,642
                                                        ----------    ----------
NET CASH PROVIDED BY (APPLIED TO) DISCONTINUED
   OPERATIONS                                                   --       131,853
                                                        ----------    ----------
Effect of exchange rate changes on
   cash and cash equivalents                               234,999        (6,304)
                                                        ----------    ----------
CASH AND CASH EQUIVALENTS (APPLIED) DURING YEAR              7,532      (184,169)
Cash and cash equivalents, beginning of year               218,003       402,172
                                                        ----------    ----------
CASH AND CASH EQUIVALENTS, END OF YEAR                     225,535       218,003
                                                        ==========    ==========
Cash paid during the year for interest                      38,364        47,401
                                                        ----------    ----------
Cash paid during the year for income taxes                   1,611         3,925
                                                        ----------    ----------

See accompanying notes

CVF TECHNOLOGIES CORPORATION

                    CONSOLIDATED STATEMENTS OF COMPREHENSIVE
                                 LOSS [Note 2]

Year ended                                          [Expressed in U.S. Currency]

                                                                                      2003         2002
                                                                                       $             $
                                                                                   ----------    ----------
NET LOSS                                                                           (2,286,606)   (1,779,634)
                                                                                   ----------    ----------
OTHER COMPREHENSIVE (LOSS) INCOME,
   NET OF TAX [note 10[d]]

Foreign currency translation adjustments
    [net of tax effect]                                                              (674,648)      (62,018)
                                                                                   ----------    ----------
Unrealized holding (losses) gains:

Unrealized holding losses (gains) arising during year [net of taxes of $nil, and
    $nil for the years ended
    December 31, 2003 and 2002]                                                        12,001         8,012

Reclassification adjustments for previously recognized unrealized holding
    (gains) [net of taxes of $6,188 and $223,967 for the years ended December
    31, 2003 and 2002]                                                                (21,055)     (335,950)
                                                                                   ----------    ----------
                                                                                       (9,054)     (327,938)
                                                                                   ----------    ----------
Total other comprehensive loss                                                       (683,702)     (389,956)
                                                                                   ----------    ----------
COMPREHENSIVE LOSS DURING YEAR                                                     (2,970,308)   (2,169,590)
                                                                                   ==========    ==========

See accompanying notes

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003                                   [Expressed in U.S. Currency]

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

Biorem Technologies, Inc. ["Biorem"] an industrial biotech company based in Guelph, Ontario, is engaged in the business of applying bioconversion and biotransformation technology to municipal and industrial environmental applications. The current business focus of Biorem is the design and installation of biological air filters, or biofilters, for the removal of odor and other air pollutants from municipal and industrial sources. At December 31, 2003, the Company has a 69% [69% in 2002] ownership interest in Biorem.

Ecoval Corporation ["Ecoval"], located in Williamsville, New York, was formed in December 2000 on the insolvency of Ecoval Inc. Ecoval's business involves the development, manufacture and marketing of a variety of 100% natural fertilizers, environmentally friendly organic herbicides and tree recovery systems, targeted primarily for the lawn and garden retail/consumer market and specialty agricultural markets. At December 31, 2003, the Company has an 85% [85% in 2002] ownership interest in Ecoval.

Gemprint Corporation ["Gemprint"] is a Toronto, Canada, company in the business of providing products and services to the jewelry industry to enable diamonds and other precious gems to be uniquely identified non-invasively [fingerprinted], using a patented low power laser imaging system. The results are stored in a database for later verification and recovery of lost or stolen gems. Gemprint's Isi system has application with all segments of the diamond supply chain [i.e. cutter/polishers, grading laboratories, manufacturers, wholesalers, retailers and Internet traders]. At December 31, 2003, the Company had a 65% [65% in 2002] ownership interest in Gemprint.

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

December 31, 2003                                   [Expressed in U.S. Currency]

1. ORGANIZATION AND BUSINESS DESCRIPTION CONT'D

Neighborhood Electric Vehicles [NEVs], Golf carts and lower-end products such as sweepers and scrubbers. SRE supplies its controller products to both Original Equipment Manufacturers [OEMs] of vehicles through direct sales and to the aftermarket. At December 31, 2003, the Company had a 75% [75% in 2002] ownership interest in SRE.

Eastview Marketing, One, LLC ["Eastview"] an inactive wholly owned subsidiary.

Grand Island Marketing, Two, LLC ["Grand Island2"] an inactive wholly owned subsidiary.

Grand Island Marketing, Inc. ["Grand Inc."] a wholly owned subsidiary holds a 61% [61% in 2002] economic interest in a partnership, known as "Elements". In September 2001, Elements discontinued its operations [note 12[b]].

2. GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which presumes that assets will be realized and liabilities discharged in the normal course of business over the foreseeable future. The consolidated Company's current liabilities exceed its current assets. The Company has incurred losses over the year and for the past five years, which have reduced the Company's cash reserves, and depleted stockholders' equity. Further, the Company has several contingent liabilities [note 17].

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

December 31, 2003                                   [Expressed in U.S. Currency]

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

December 31, 2003                                   [Expressed in U.S. Currency]

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

[d]      TRADE RECEIVABLES

         Trade receivables are presented net of allowance for doubtful accounts. The allowance was $144,164 at December 31, 2003 [$121,935 at December 31, 2002]. Bad debt expense was $36,935 during the year ended December 31, 2003 [$82,972 in 2002].

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

[f]      PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost. Depreciation is calculated using the straight-line and declining balance methods over the estimated useful lives of the assets as follows:

         Property               5-10 years
         Equipment              5-10 years

         Accumulated depreciation at December 31, 2003 was $683,394 [$517,527 at December 31, 2002]. Depreciation expense was $51,254 [$81,052 in 2002].

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003                                   [Expressed in U.S. Currency]

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT'D

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

         Financial instruments, which are denominated in currencies other than U.S. dollars, are subject to exchange rate risk. At December 31, the Company had the following Canadian dollar denominated financial instruments [converted to the U.S. dollar equivalents]:

                                                   2003       2002
                                                     $          $
                                                 ---------   -------
Cash and cash equivalents                            1,665   111,705
Trade receivables                                  674,339   240,647
Bank indebtedness                                    5,157        --
Trade payables                                   1,306,340   635,609
Long-term debt                                   1,836,256   509,971
Pension obligation                                 577,457   465,566
Preferred and non voting stock of subsidiaries     192,850   159,000

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003                                   [Expressed in U.S. Currency]

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

December 31, 2003                                   [Expressed in U.S. Currency]

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

         A significant portion of the Company's revenue has been derived from sales by its subsidiary SRE. SRE develops and manufactures certain controls that are added to machine parts and supplied to an original equipment manufacturer [OEM]. Prior to April 1, 2002, the Company was required to supply the machine parts [at no mark-up] and the SRE manufactured controller with mark-up under this arrangement. The agreement with the OEM was amended at the beginning of the second quarter 2002, such that SRE is no longer required to supply the machine parts but continues to supply the manufactured controller. As a result of this change in the business arrangement, CVF no longer records the value of the machine parts in its sales or cost of sales. Had this arrangement not changed, the Company's sales and cost of sales for 2002 would each have been $4,316,898 respectively greater than the reported amount. The change in this arrangement has had no effect on the amount of the Company's gross margin.

[m]      STOCK-BASED COMPENSATION

We account for our stock-based compensation plans under Accounting Principles Board Opinion 25, (APB 25) Accounting for Stock Issued to Employees and the related interpretation, for which no compensation cost is of the grant and recorded in the statement of operations for the estimated fair value of stock options issued with an exercise price equal to the fair value of the common stock on the date of grant. The Company uses the "intrinsic" method for determining compensation expense for new options whereby expense is recorded for the quoted market price of the stock issued, or in the case of options, for the difference between the stock's quoted market price on the date of the grant and the option exercise price. When the market price at the date of the grant exceeds the exercise price of the underlying shares, compensation expense is recorded. Statement of Financial Accounting Standards No. 123 (SFAS 123) Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148 (SFAS 148) Accounting for Stock-Based Compensation
- Transition and Disclosure, requires that companies, which do not elect to account for stock-based compensation as prescribed by this statement,

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003                                   [Expressed in U.S. Currency]

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT'D

[m]      STOCK-BASED COMPENSATION CONT'D

disclose the pro-forma effects on earnings and earnings per share as if SFAS 123 has been adopted.

During 2002 and 2003, the Company repriced options of the registrant and certain of its subsidiaries, resulting in the "variable" method for determining compensation expense being applied to the options subject to repricing. Under this method, expense is recorded for the difference between the stock's quoted market price on the date of the grant and the option exercise price. Increases and decreases (but not below the exercise price) in the quoted market price of the stock between the grant date and the measurement date results in a change in the measurement of the compensation for the award.

If we applied the recognition provisions of SFAS 123 using the Black-Scholes option pricing model, the resulting pro-forma net income (loss) available to common shareholders, and pro-forma net income (loss) available to common shareholders per share would be as follows:

                                                                     For the year ended December 31,
                                                                     -------------------------------
                                                                        2003                2002
                                                                     -----------         -----------
Net loss available to common shareholders, as reported               $(2,628,279)        $(2,054,087)
Add: Stock-based compensation expense included in the reported net income, net of related tax effects
                                                                         495,045
Deduct: Stock-based compensation, net of tax                             581,703              92,974
                                                                     -----------         -----------
Net loss available to common shareholders, pro-forma                 $(2,714,937)        $(2,147,061)
                                                                     ===========         ===========

Basic earnings per share:
                                                    As reported -    $      (.24)        $      (.20)
                                                      Pro-forma -    $      (.25)        $      (.21)

The above stock-based employee compensation expense has been determined utilizing a fair value method, the Black-Scholes option-pricing model.

The recorded compensation expense for repriced stock options granted to employees during the years ended December 31, 2003 and 2002 was $495,045 and $0, respectively.

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003                                   [Expressed in U.S. Currency]

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT'D

[m]      STOCK-BASED COMPENSATION CONT'D

In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Blach-Scholes option pricing model with the following weighted average assumptions:

                          For Years Ended December 31,
                          ----------------------------
                           2003                 2002
                          ------              --------
Risk free interest rate     5.00%                 5.00%
Expected life            5 years               5 years
Dividend rate               0.00%                 0.00%
Expected volatility        124.3%                 95.2%

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

December 31, 2003                                   [Expressed in U.S. Currency]

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT'D

[q]      CREDIT RISK

         The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains allowances for potential losses, and such losses have been within management's expectations.

[r]      IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

CONSOLIDATION OF VARIABLE INTEREST ENTITIES

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Entities", (FIN No. 46) an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk and loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 requires disclosures about variable interest entities that companies are not required to consolidate but which the company has a significant variable interest. The consolidation requirements will apply immediately for newly formed variable interest entities created after January 31, 2003 and entities established prior to January 31, 2003, in the first fiscal year or interim period beginning after June 30, 2003. The Company does have investments in unconsolidated entities, but such entities are virtually inactive and CVF does not support them financially. The adoption of FIN No. 46 will not have a material impact on our consolidated results of operations and financial position.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In April 2003, the FASB issued Statements of Financial Accounting Standards No. 149 ("SFAS No. 149"), an amendment to SFAS No. 133. SFAS No. 149 clarifies under what circumstances a contract with initial investments meets the characteristics of a derivative and when a derivative contains a financing component. This SFAS is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 will not have a material impact on our consolidated results of operations and financial position.

ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY

In May 2003, the FASB issued Statements of Financial Accounting Standards No. 150 ("SFAS No. 150"), SFAS No. 150 established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003                                   [Expressed in U.S. Currency]

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT'D

[r]      IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS CONT'D

obligation of the issuer. This SFAS is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 will not have a material effect on the financial statements.

EMPLOYER'S DISCLOSURE ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS

In December 2003, the FASB revised SFAS No. 132 Employers' Disclosures about Pensions and Other Post Retirement Benefits. This revision requires additional disclosures to those in the original SFAS No. 132 about assets, obligations, cash flows and net periodic benefit cost of deferred benefit pension plans and other deferred benefit post-retirement plans. The required information should be provided separately for pension plans and for other post-retirement benefit plans. This statement revision is effective for fiscal year ending after December 14, 2003 and interim periods beginning after December 15, 2003. The adoption of this revision will not have a material impact on our results of operations, financial position or disclosures.

4. INVENTORY

Inventory consists of the following:

                                   2003      2002
                                    $          $
                                 -------    -------
Raw material                     568,364    263,237
Finished goods                    87,071    156,527
Less reserve for obsolescence    (69,426)        --
                                 -------    -------
                                 586,009    419,764
                                 =======    =======

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

December 31, 2003                                   [Expressed in U.S. Currency]

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

Holdings consisted of the following at December 31, 2003:

                                                                                  HOLDINGS
                                                                   HOLDINGS     AVAILABLE FOR
                                                                    AT COST      FOR SALE AT
                                                      PERCENTAGE   OR EQUITY     FAIR VALUE
                                                       OWNERSHIP       $              $
                                                      ----------   ---------    -------------
Petrozyme
           50     common shares                              50%          --               --
      250,000     Class C non-voting shares                 100%          --               --
                  notes and advances [net of equity
                  in losses] [i]
                                                      ---------    ---------    -------------
IMT
          485     common shares [ii]                         47%          --               --
                  notes and advances [net of equity
                  in losses] [ii]
                                                      ---------    ---------    -------------
TurboSonic
        8,217     common shares [iii]                        --           --            2,876
                                                      ---------    ---------    -------------
RDM
          272     common shares [iv]                         --           --              233
                                                      ---------    ---------    -------------
wz.COM
      500,000     common shares [v]                           4%          --               --
                                                      ---------    ---------    -------------
Other notes and holdings                                     --           --            1,663
                                                      ---------    ---------    -------------
TOTAL                                                                     --            4,772
                                                      =========    =========    =============

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003                                   [Expressed in U.S. Currency]

5. HOLDINGS CONT'D

Holdings consisted of the following at December 31, 2002:

                                                                                  HOLDINGS
                                                                   HOLDINGS     AVAILABLE FOR
                                                                    AT COST      FOR SALE AT
                                                      PERCENTAGE   OR EQUITY     FAIR VALUE
                                                       OWNERSHIP       $              $
                                                      ----------   ---------    -------------
Petrozyme
           50     common shares                               50%         --               --
      250,000     Class C non-voting shares                  100%         --               --
                  notes and advances [net of equity
                  in losses] [i]
                                                      ----------   ---------    -------------
IMT
          485     common shares [ii]                          47%         --               --
                  notes and advances [net of equity
                  in losses] [ii]
                                                      ----------   ---------    -------------
TurboSonic
        8,217     common shares [iii]                         --          --            2,136
                                                      ----------   ---------    -------------
RDM
       88,772     common shares [iv]                          --          --           45,732
                                                      ----------   ---------    -------------
wz.COM
      500,000     common shares [v]                            4%         --               --
                                                      ----------   ---------    -------------
Other notes and holdings                                                  --           14,637
                                                      ----------   ---------    -------------
Total                                                                     --           62,505
                                                      ==========   =========    =============

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003                                   [Expressed in U.S. Currency]

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

         The carrying value of IMT has been reduced by the Company's equity in the losses of IMT. The carrying value had been reduced to zero during 2002.

[iii] At December 31, 2003, the market value of the shares was U.S. $0.35 [U.S. $0.26 in 2002] per share. As at December 31, 2003, the common shares of TurboSonic have an original cost of $3,938. Accordingly, aggregate unrealized losses of $1,041 have been recorded as an element of accumulated other comprehensive income as at December 31, 2003.

[iv] At December 31, 2003, the quoted market value of shares of RDM listed on the Canadian Venture Exchange was Cdn. $1.11 [U.S. $0.86 [2002 - Cdn. $0.81 [U.S. $0.515]] per share. As at December 31, 2003, the shares have an original cost of $147. Accordingly, aggregate unrealized gains of $67 have been recorded as an element of accumulated other comprehensive income as at December 31, 2003.

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

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003                                   [Expressed in U.S. Currency]

5. HOLDINGS CONT'D

The following table gives certain combined summarized financial information related to the Company's equity holdings:

                                            2003          2002
                                              $             $
                                         ----------    ----------
INCOME STATEMENT DATA
Net sales                                   183,569       129,666
Gross profit (loss) on sales                 58,075        90,940
Net (loss)                                 (195,370)     (203,279)
                                         ----------    ----------
CVF'S SHARE OF NET (LOSS)                   (96,936)      (48,702)
                                         ==========    ==========
BALANCE SHEET DATA
Current assets                              113,364        93,932
TOTAL ASSETS                                113,364        93,932
                                         ==========    ==========
Current liabilities                         269,546       199,637
Non-current liabilities                   2,311,613     1,755,728
(Deficit)                                (2,467,795)   (1,861,433)
                                         ----------    ----------
TOTAL LIABILITIES AND EQUITY                113,364        93,932
                                         ==========    ==========

CVF's SHARE OF (ACCUMULATED DEFICIT)     (1,230,036)     (928,197)
                                         ==========    ==========
CVF's SHARE OF NON-CURRENT LIABILITIES    2,311,613     1,755,728
                                         ==========    ==========

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

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003                                   [Expressed in U.S. Currency]

6. TECHNOLOGY AND GOODWILL

[a]      The details of purchased technology are as follows:

                                    2003        2002
                                     $           $
                                 ---------   ---------
Cost                             1,210,132   1,705,822
Write down of intangible asset          --     495,690
Accumulated amortization           982,131     680,980
                                 ---------   ---------
                                   228,001     529,152
                                 =========   =========

In 2002, the Company reviewed the carrying value of the intangible assets associated with Ecoval. Although Ecoval has successfully developed natural pesticide, herbicide and fertilizer products, and patented certain technologies related to these products, sales of these products and related cashflows are still being developed. The Company is working to expand its marketing partnerships. The cash flows from this business have fallen below earlier expectations and the Company's resources available to support the expansion of Ecoval are currently limited. Accordingly, the Company has revised its estimates of near term future cashflows and the value assigned to the related intangible assets. In addition to the normal amortization of the intangibles, the Company has written these assets down by $495,690. This write down is included in amortization expense for the year.

In connection with this write-down, the Company recorded a reduction of future taxes of $168,535, which future taxes are associated with the lack of a tax base on these assets.

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003                                   [Expressed in U.S. Currency]

6. TECHNOLOGY AND GOODWILL CONT'D

[b]      The goodwill of subsidiaries consists of:

                        ACCUMULATED   NET BOOK
             COST      AMORTIZATION     VALUE
  2003         $            $             $
--------   ---------   ------------   ---------
SRE          523,816        369,346     154,470
Biorem       162,428        111,784      50,644
Gemprint   2,444,366      1,244,258   1,200,108
           ---------      ---------   ---------
           3,130,610      1,725,388   1,405,222
           ---------      ---------   ---------

                        ACCUMULATED   NET BOOK
             COST      AMORTIZATION     VALUE
  2002         $            $             $
--------   ---------   ------------   ---------
SRE          523,816        369,346     154,470
Biorem       162,428        111,784      50,644
Gemprint   2,444,366      1,244,258   1,200,108
           ---------      ---------   ---------
           3,130,610      1,725,388   1,405,222
           ---------      ---------   ---------

The Company adopted the provisions of SFAS No. 142 effective January 1, 2002, at which time the amortization of the Company's existing goodwill ceased.

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003                                   [Expressed in U.S. Currency]

7. LONG-TERM DEBT

Long-term debt comprises the following:

                                                                        2003      2002
                                                                         $         $
                                                                     ---------  --------
Convertible debenture issued by Gemprint, for Cdn. $286,841
    [2002- $286,841], bearing interest at 5% per annum.
    The loan has matured and is past due.                              221,269   182,431

Loans from a Biorem employee to Biorem of Cdn. $100,000
    [2002 - $125,000] and CVF officers of Cdn $nil [2002 -
    $25,000]. The loans are payable on demand upon the consent
    of CVF and bear interest at Canadian prime plus  4.0%.              77,140    85,860

Loans from an SRE officer to SRE of Cdn. $80,000
    [2002 - $80,000] and an SRE director of Cdn $840,000 [2002 -
    $300,000]. Loan terms as outlined below.                           709,688   241,680

Loans from a Biorem director to Biorem of Cdn. $960,420
     [2002 - $nil]. Loan terms as outlined below.                      740,868        --

Loan from a SRE director to CVF of Cdn. $500,000
    [2002 - $nil]. Loan terms as outlined below.                       385,700        --

                                                                     ---------  --------
Total long-term debt                                                 2,134,665   509,971
Less: current portion of long-term debt                                (77,140)  (85,860)
    loans past due or in default                                      (221,269) (182,431)
                                                                     ---------  --------
LONG-TERM DEBT EXCLUDING CURRENT PORTION AND LOANS PAST
    DUE OR IN DEFAULT                                                1,836,256   241,680
                                                                     =========  ========

Interest expense on long-term debt during the year was $27,743 [$25,187 in 2002].

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

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003                                   [Expressed in U.S. Currency]

7. LONG-TERM DEBT CONT'D

Loan from Biorem director - this amount is due in September 2006 and consists of a convertible term note. Under the conversion terms, $1.76 of indebtedness can be exchanged for one common share of the Company at the option of the holder. The note bears interest at 10% per annum, and is payable quarterly.

Loan from SRE director - this amount is due in January 2005. The holder also received 100,000 warrants to purchase CVF common stock at $0.30 per share. The note bears interest at 10% per annum and is payable at the end of the term.

8. PENSION OBLIGATION

In recognition of past service contributions by a retired executive officer, the Company has agreed to provide a Cdn. $6,000 [U.S. $4,628 at current exchange rates] monthly pension benefit for life. The accrued pension obligation represents the actuarial value of this benefit. This obligation is adjusted annually based on payments made and changes in actuarial assumptions.

9. INCOME TAXES

Details of the income tax (recovery) related to income from continuing operations are as follows:

                                                                  2003          2002
                                                                   $             $
                                                               ----------    ----------
Current:
    U.S.
         Benefit of operating loss carryback                           --      (432,617)
         Income taxes on operating income of subsidiary            82,358            --
                                                               ----------    ----------
                                                                   82,358      (432,617)
                                                               ==========    ==========
    Foreign                                                      (134,366)      (59,682)
                                                               ----------    ----------
Total current taxes                                               (52,008)     (492,299)
                                                               ----------    ----------
Deferred:
    U.S.                                                               --      (304,525)
    Foreign                                                      (474,378)           --
                                                               ----------    ----------
Total deferred taxes                                             (474,378)     (304,525)
                                                               ----------    ----------
INCOME TAX (RECOVERY)                                            (526,386)     (796,824)
                                                               ==========    ==========

(Loss) before (recovery of) income taxes:
    U.S.                                                       (1,241,810)   (2,684,546)
    Foreign                                                    (1,742,468)     (516,060)
                                                               ----------    ----------
(LOSS) BEFORE (RECOVERY OF) INCOME TAXES                       (2,984,278)   (3,200,606)
                                                               ==========    ==========

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003                                   [Expressed in U.S. Currency]

9. INCOME TAXES CONT'D

No income tax provisions or recoveries are allocable to operations of discontinued business, or extraordinary items.

The recovery of income taxes differs from the amount computed by applying the statutory income tax rate to net loss before recovery of income taxes as follows:

                                                                      2003    2002
                                                                        %       %
                                                                      -----   -----
U.S. statutory income tax rate                                        (35.0)  (34.0)
                                                                      =====   =====
(Decrease) increase in income tax resulting from:
    Non-deductible equity compensation                                 (3.5)     --
    Loss in subsidiaries not recognized for tax purposes                1.5    (6.8)
    Recognized tax benefit of subsidiary foreign loss carryforwards    19.0      --
    Unrecognized loss carryback and carryforward
      benefits of CVF                                                    --     4.5
    Other                                                                .4    (2.2)
                                                                      -----   -----
EFFECTIVE INCOME TAX RATE                                             (17.6)  (24.9)
                                                                      =====   =====

The components of the temporary differences which created the deferred tax (recovery) provision are as follows:

                                                                            2003              2002
                                                                              $                 $
                                                                           --------        ----------
Change in:
    Operating Tax loss carryforward, CVF Corporation                       (684,381)        1,810,062
    Operating tax loss carryforward, subsidiaries                          (368,355)          218,742
    Capital tax loss carryforward, CVF Corporation                               --          (757,416)
    Pension obligation                                                       38,043            (3,512)
    Change in accounting principal                                           86,444             5,722
    Lack of tax basis for technology                                       (102,392)         (296,245)
    Other                                                                   211,504            (5,265)
    Change in valuation allowance                                           476,030        (1,276,613)
                                                                           --------        ----------
                                                                           (340,107)         (304,525)
                                                                           --------        ----------

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003                                   [Expressed in U.S. Currency]

9. INCOME TAXES CONT'D

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                                                         2003           2002
                                                                                           $              $
                                                                                      ----------      ----------
Deferred tax assets:
U.S.
    Operating tax loss carryforward                                                      827,319         142,938
    Capital loss carry-forward                                                           757,416         757,416
    Related to pension obligation                                                        196,335         158,292
    Related to a change in accounting principle                                               --          86,444
    Related to the unrealized loss attributable to
       securities available for sale valued at market                                      4,080           3,015
    Less: Valuation allowance                                                         (1,785,150)     (1,148,105)
                                                                                      ----------      ----------
                                                                                              --              --
                                                                                      ----------      ----------
Deferred tax liabilities:
U.S.
    Related to lack of tax basis for technology                                           77,520         179,912
    Other                                                                                291,046          79,542
                                                                                      ----------      ----------
                                                                                         368,566         259,454
                                                                                      ----------      ----------
NET DEFERRED TAX (LIABILITY)                                                            (368,566)       (259,454)
                                                                                      ==========      ==========

Deferred tax assets:
Foreign
    Income tax losses available for carryforward in subsidiaries                       3,497,702       3,129,347
    Less: Valuation allowance                                                         (2,968,332)     (3,129,347)
                                                                                      ----------      ----------
NET DEFERRED TAX ASSET - FOREIGN                                                         529,370              --
                                                                                      ==========      ==========

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003                                   [Expressed in U.S. Currency]

9. INCOME TAXES CONT'D

At December 31, 2003, the Company has losses available for carryforward in certain of its Canadian subsidiaries of approximately $11,698,000 [$10,473,000 in 2002] available to reduce future years' income for tax purposes in these subsidiaries. These losses expire as follows:

             $
        ----------
2004     2,379,000
2005     1,451,000
2006     2,387,000
2007     1,434,000
Beyond   4,047,000
        ----------
        11,698,000
        ==========

At December 31, 2003, the Company has U.S. losses available for carryforward of approximately $2,433,000 available to reduce future years' income for tax purposes through 2023.

10. STOCKHOLDERS' EQUITY

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

         During the year, the Company repurchased nil [5,000 in 2002] common shares for aggregate cash consideration $nil [$1,045 in 2002]. These shares are held in treasury for possible reissuance.

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003                                   [Expressed in U.S. Currency]

10. STOCKHOLDERS' EQUITY CONT'D

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

         The Company may, at its option and at any time, redeem all or part of the Series A Preferred from the holders thereof. Additionally, at any time after August 20, 2000, a holder of the Series A Preferred may require the Company to redeem any or all of the Series A Preferred held by such holder. The redemption price shall be the Stated Value plus all accrued but unpaid dividends. In light of the mandatory redemption feature, the preferred stock is classified outside of permanent equity. As at December 31, 2003, an amount of $20,001 [$16,828 at December 31, 2002] has been accrued in respect of cumulative unpaid dividends.

         SERIES B CONVERTIBLE PREFERRED STOCK

         The Series B Preferred stock is convertible to common shares of the Company at a maximum conversion price of $4 per common share, and is senior to each other class of the Company's capital stock, and has a preference on dividends and on liquidation. The liquidation preference is 30% of the Stated Value [Stated Value is $10 per share]. In addition, the holders of the Series B Preferred have the right to vote as a class on certain matters, including any action that would change the rights and preferences of the Series B Preferred and any action that would create a new class or series of capital stock having a preference over the Series B Preferred or increase the authorized number of Series B Preferred. As at December 31, 2003, an amount of $338,500 [$271,357 at December 31, 2002] has been accrued in respect of cumulative unpaid dividends on the Series B Preferred. During the year, nil common shares [2002. 34,131] of the Company were issued to holders of the Series B Preferred as payment for cumulative dividends on the Series B Preferred.

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003                                   [Expressed in U.S. Currency]

10.  STOCKHOLDERS' EQUITY CONT'D

[b]  PREFERRED STOCK CONT'D

     SERIES B CONVERTIBLE PREFERRED STOCK CONT'D

     During the year, nil Series B shares were converted to nil common shares [during 2002, 6,500 Series B shares were converted to 478,492 common shares]. The transaction was valued at $nil [2002- $65,000] based on the average of the last 10 day's trading price of the common shares before the conversion date.

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

     The terms of the Series B shares provided that any such shares outstanding on the third anniversary of issue [October 2002] [the "Mandatory Conversion Date"], were to be converted to common stock of the Company. However, the terms of the shares also limit the number of shares that can be converted. As the number of shares that may be converted was reached before the Mandatory Conversion Date, no conversion occurred under this provision
     [See note 19 for renegotiated terms subsequent to year end.]

[c]  WARRANTS

     There are 1,132,784 Warrants outstanding at December 31, 2003 [1,132,784 at December 31, 2002].

     The Warrants outstanding at December 31, 2002, included 302,202 related to the Series B 6% Convertible Preferred [the Series B Warrants] issued in 1999. The Series B Warrants were exercisable until October 8, 2002, at a price of U.S. $3.78.

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003                                   [Expressed in U.S. Currency]

10.  STOCKHOLDERS' EQUITY CONT'D

[c]  WARRANTS CONT'D

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

     Disclosure of accumulated balances related to each component of other comprehensive income (loss) is as follows:

                                           UNREALIZED                  ACCUMULATED
                                         GAINS (LOSSES)   FOREIGN        OTHER
                                          ON SECURITIES   CURRENCY    COMPREHENSIVE
                                          [NET OF TAX]   TRANSLATION  INCOME (LOSSES)
                                                $             $             $
                                         --------------  -----------  ---------------
BALANCE - DECEMBER 31, 2001                  341,501     (1,018,134)      (676,633)

Current year other comprehensive (loss)     (327,938)       (62,018)      (389,956)
                                            --------     ----------     ----------
BALANCE - DECEMBER 31, 2002                   13,563     (1,080,152)    (1,066,589)

Current year other comprehensive (loss)       (9,054)      (674,648)      (683,702)
                                            --------     ----------     ----------
BALANCE - DECEMBER 31, 2003                    4,509     (1,754,800)    (1,750,291)
                                            ========     ==========     ==========

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003                                   [Expressed in U.S. Currency]

10.  STOCKHOLDERS' EQUITY CONT'D

[d]  COMPREHENSIVE INCOME (LOSS) CONT'D

     The details of unrealized holding gains and losses included in comprehensive income net of reclassification adjustments are as follows:

                    GAINS        (LOSSES)          TAXES         NET
                      $              $               $            $
                    -----        --------         -------      --------
2002                  --         (551,905)        223,967      (327,938)
2003                  --          (15,242)          6,188        (9,054)

11.  LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

                                                         2003           2002
                                                           $              $
                                                      ----------     ----------
Numerator:
  Net (loss)                                          (2,286,606)    (1,779,634)
  Dividends on Series A preferred stock                   (3,173)        (3,096)
  Dividends on Series B preferred stock                 (338,500)      (271,357)

                                                      ----------     ----------
  Numerator for basic and diluted (loss) per share
     (loss) attributable to common stockholders       (2,628,279)    (2,054,087)
                                                      ----------     ----------
Denominator:
  Denominator for basic and diluted (loss) per
     share - weighted average shares outstanding      10,749,035     10,376,016

                                                      ----------     ----------
Basic and diluted (loss) per share                         (0.24)         (0.20)

                                                      ----------     ----------

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003                                   [Expressed in U.S. Currency]

12.  BUSINESS AQUISITION AND SUPPLEMENTARY SUBSIDIARY INFORMATION

[a]  GEMPRINT

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

     In addition to Class A voting shares [common], Gemprint has issued Class B and C voting shares which have cumulative dividend rates of 10%, are retractable by the holder at face value plus dividends in arrears, and are convertible to Class A common shares on a one-to-one basis. The Class B shares held by third parties have been classified as a liability at December 31, 2003 Cdn. $250,000, U.S. $192,850 [at December 31, 2002 Cdn.
     $250,000, U.S. $159,000]. The remaining Class B and all of the Class C shares are held by CVF. The timing of these retractions are restricted to specific time periods and Gemprint has received a notice to retract Cdn. $250,000 by a third-party investor. Cumulative dividends payable to third-party investees of $529,180 [$388,596 in 2002] have been accrued in these consolidated statements and included in trade payables and accrued liabilities.

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003                                   [Expressed in U.S. Currency]

12.  BUSINESS AQUISITION AND SUPPLEMENTARY SUBSIDIARY INFORMATION CONT'D

[b]  PREFERRED AND NON-VOTING STOCK OF SUBSIDIARIES

     Preferred and other non-voting stock of subsidiaries includes the following:

                                                                   2003               2002
                                                                     $                  $
                                                                  -------            -------
Gemprint Class B and C voting shares                              192,850            159,000
                                                                  -------            -------
                                                                  192,850            159,000
                                                                  =======            =======

[c]  DANTEC

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

13.  STOCK BASED COMPENSATION

During 2003, the Company granted 505,000 [nil in 2002] stock options to certain officers, employees and directors. The exercise price of all options issued was equal to the market value of the underlying stock on the date on which options were granted.

During 2002, the Compensation Committee of the Board of Directors approved an adjustment to the exercise price for all options held by employees, including executive officers, as well as certain consultants. The revised exercise price was established by reference to the closing bid price of the Company's common stock on April 16, 2002, which was $0.16. Options to purchase approximately 1,415,500 shares of common stock were repriced. The repriced options are all fully vested. These options are subject to variable plan accounting using the intrinsic value method. As the Company's stock as at December 31, 2003 was $0.41 ($0.16 at December 31, 2002), additional compensation expense of $351,250 (nil in 2002) was recorded.

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003                                   [Expressed in U.S. Currency]

13.  STOCK BASED COMPENSATION - CONT'D

The following is a summary of stock option activity:

                                                           WEIGHTED
                                                            AVERAGE
                                                           EXERCISE
                                                            PRICE
                                                  SHARES      $
                                                ---------  --------
Outstanding December 31, 2001                   1,415,500    2.20
                                                ---------    ----
   Repriced during the year                     1,415,500    0.16
   Granted during the year                             --
   Expired during the year                             --
                                                ---------    ----
Outstanding December 31, 2002                   1,415,500    0.16
                                                ---------    ----
   Granted during the year                        505,000    0.30
   Expired during the year                             --      --
                                                ---------    ----
OUTSTANDING DECEMBER 31, 2003                   1,920,500    0.20
                                                ---------    ----

All of the 1,920,500 stock options outstanding at year-end are exercisable.

At December 31, 2003, the weighted average life of outstanding and exercisable options was 5.0 years [5.0 in 2002 and 5.0 in 2001].

The per share weighted average fair value of stock options repriced on April 16, 2002 to $0.16 was $0.06 using the Black-Scholes option-pricing model. No additional stock options were granted during the year to employees.

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003                                   [Expressed in U.S. Currency]

13.  STOCK BASED COMPENSATION CONT'D

Certain of the Company's subsidiaries have outstanding compensatory options granted to employees and directors, as described below. In the event the options granted by its subsidiaries are exercised, the Company's interest in those subsidiaries will be diluted. A summary of the stock options and shares outstanding at December 31, 2003 for those consolidated entities which have issued options are as follows:

[a] A total of 4,218,000 options to purchase shares of Gemprint are outstanding, 4,218,000 of which are exercisable at December 31, 2003. These options have a weighted average price of Cdn. $0.05 per share which were repriced during 2003 from $0.20 per share. Of the options outstanding, none were granted in 2003 or 2002. Gemprint has a total of 47,653,161 shares outstanding as at December 31, 2003. These options are now subject to variable plan accounting using the intrinsic value method. No additional compensation expense was recorded in 2003, since there was no intrinsic value with these options at December 31, 2003.

[b] A total of up to 1,690,002 options to purchase shares of Biorem, subject to certain future events are outstanding. These options are exercisable under certain conditions relating to anti-dilution clauses, 1,690,002 of which are exercisable at December 31, 2003. These options have a weighted average exercise price of Cdn. $0.40 per share. Up to 1,187,002 option shares were granted to the employees of the company, subject to the finalization of the future events and the previous options granted were repriced at $0.40 per share. Biorem has a total of 1,421,431 shares outstanding as at December 31, 2003. These options are now subject to variable plan accounting using the intrinsic value method. An additional $143,795 of additional compensation expense was recorded for 2003, the estimated intrinsic value of such 503,000 repriced options.

[c] In 2000, SRE granted 14,740 options to purchase its common shares at a price of Cdn. $3.28 per share. Of these options, 14,740 are exercisable at December 31, 2003. SRE has a total of 1,566,149 shares outstanding as at December 31, 2003.

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003                                   [Expressed in U.S. Currency]

14.  SUPPLEMENTARY INFORMATION ON CASH FLOWS

Adjustments to reconcile net loss from operating activities for the years ending December 31 are as follows:

                                                   2003        2002
                                                     $          $
                                                ----------   --------
Depreciation and amortization                      436,090    404,855
Impairment of intangible asset                          --    495,690
Loss from equity investees                              --     48,702
Impairment of holdings                                  --    325,560
Shares issued in lieu of cash                           --     36,065
Gain on sale of holdings                            (7,461)  (253,478)
Minority interest in losses of subsidiaries       (171,286)  (219,667)
Warrants compensation                                   --     34,767
Deferred income tax expense                       (526,386)  (532,210)
Pension expense                                     63,534     47,611
Stock option compensation                          495,045         --
                                                ----------   --------
                                                   289,536    387,895
                                                ==========   ========

Changes in operating assets and liabilities for the years ending December 31, are as follows:

                                                   2003        2002
                                                     $          $
                                                ----------   --------
Decrease (increase) in trade receivables        (1,228,697)   100,766
Decrease (increase) in inventory and other         (77,809)   334,220
(Increase) decrease in income taxes receivable      43,037   (492,918)
Increase (decrease) in accounts payables and
   accrued liabilities                           1,533,788    167,948
                                                ----------   --------
                                                   270,319    110,016
                                                ==========   ========

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003                                   [Expressed in U.S. Currency]

14.  SUPPLEMENTARY INFORMATION ON CASH FLOWS CONT'D

The Company has entered into the following non-cash transactions:

[a] In a prior year CVF provided a Cdn. $200,000 guarantee and a pledge of 170,000 common shares of CVF to a Canadian chartered bank as security for a line of credit for Dantec. During 2001, the bank disposed of 100,000 of the 170,000 shares pledged [the other 70,000 shares were disposed of in 2000]. The proceeds of U.S. $86,646 were applied to Dantec's line of credit.

15.  SEGMENTED INFORMATION

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

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003                                   [Expressed in U.S. Currency]

15.  SEGMENTED INFORMATION CONT'D

Sales of approximately $1,265,100 [$2,092,000 in 2002] of the machine controls segment were to customers in the U.S. The remainder of the consolidated sales were primarily to customers in Canada. The basis for attributing revenues from external customers to individual countries is the location of the customer. Virtually all of the long-lived assets of the Company are located in Canada.

During the years ended December 31, 2002, the Company, through one of its subsidiaries, was economically dependent on one key customer for its revenues such that sales from this customer in the machine controls segment represents approximately 32% in 2002; of the Company's consolidated sales. In addition, consistent with the nature and business plans of the Company, many of its subsidiaries and equity holdings are dependent on the general corporate segment for funding to enable them to meet their business objectives.

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31                              [Expressed in U.S. Currency]

15. SEGMENTED INFORMATION CONT'D

                                                                  MACHINE     IDENTIFICATION    NATURAL     CORPORATE
                                                 BIOREMEDIATION   CONTROLS       SYSTEMS      FERTILIZER  ADMINISTRATION    TOTAL
                   2003                                &              $            $             $             $              $
-----------------------------------------------  --------------  ----------   --------------  ----------  -------------- -----------
SALES                                               6,189,488     1,518,323       712,592        283,666           --     8,704,069
                                                    ---------    ----------     ---------       --------   ----------    ----------
Income (loss) from operations before
 depreciation and research and development          1,142,041      (659,278)      (69,241)      (672,194)  (1,831,922)   (2,090,594)
Depreciation                                           23,237        15,281         7,564             --        5,172        51,254
Research and development                              168,505       278,555         8,392         49,161           --       504,613
                                                    ---------    ----------     ---------       --------   ----------    ----------
Income (loss) from operations before other
 income (expenses)                                    950,299      (953,114)      (85,197)      (721,355)  (1,837,094)   (2,646,461)
Interest income                                            --            --         2,463             --        3,422         5,885
Interest (expense)                                    (90,436)      (20,015)      (82,591)            --      (59,214)     (252,256)
Other income (expense)                                 (1,204)      (66,309)       11,447        195,614     (229,374)      (89,825)
(Loss) gain on sale of holdings                            --            --            --             --       (1,621)       (1,621)
                                                    ---------    ----------     ---------       --------   ----------    ----------
Segment income (loss) before (recovery) of
 income taxes                                         858,659    (1,039,438)     (153,878)      (525,741)  (2,123,881)   (2,984,278)
                                                    ---------    ----------     ---------       --------   ----------    ----------
(Recovery) of income taxes                           (474,378)           --            --       (134,389)      82,381      (526,386)
                                                    ---------    ----------     ---------       --------   ----------    ----------
Net income (loss)                                   1,333,037    (1,039,438)     (153,878)      (391,352)  (2,206,262)   (2,457,892)
Minority interest                                          --        74,288        96,998             --           --       171,286
                                                    ---------    ----------     ---------       --------   ----------    ----------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS        1,333,037      (965,150)      (56,880)      (391,352)  (2,206,262)   (2,286,606)
                                                    =========    ==========     =========       ========   ==========    ==========

Depreciation and amortization                          23,237        15,281         7,564        384,836        5,172       436,090
Capital expenditures                                   27,161         5,668          (440)            --           --        32,389
Segment assets                                        152,366       212,348     1,258,548        229,340        1,509     1,854,111
Segment goodwill (included in segment assets)          50,644       154,470     1,200,108             --           --     1,405,222
Segment technology (included in segment assets)            --            --            --        228,001           --       228,001

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31                              [Expressed in U.S. Currency]

15.  SEGMENTED INFORMATION CONT'D

                                                                  MACHINE     IDENTIFICATION    NATURAL     CORPORATE
                                                 BIOREMEDIATION   CONTROLS       SYSTEMS      FERTILIZER  ADMINISTRATION    TOTAL
                   2002                                &              $            $             $             $              $
-----------------------------------------------  --------------  ----------   --------------  ----------  -------------- -----------
SALES                                               2,713,971     2,270,573        613,793       325,175          --      5,923,512
                                                    ---------     ---------      ---------    ----------   ----------    ----------
(Loss) income from operations before
 depreciation and research and development            564,350      (517,256)        49,534    (1,197,323)  (1,390,500)   (2,491,195)
Depreciation                                           29,631        17,525          7,107            --        8,992        63,255
Research and development                               83,446       259,704        (28,216)       71,839           --       386,773
                                                    ---------     ---------      ---------    ----------   ----------    ----------
(Loss) from operations before other income
 (expenses)                                           451,273      (794,485)        70,643    (1,269,162)  (1,399,492)   (2,941,223)
Interest income                                            --         1,886          1,061            --        2,196         5,143
Interest (expense)                                    (33,411)       (8,723)       (75,476)           --      (26,132)     (143,742)
(Loss) from equity investees                               --            --             --            --      (48,702)      (48,702)
(Loss) gain on sale of holdings                            --            --             --            --      (72,082)      (72,082)
                                                    ---------     ---------      ---------    ----------   ----------    ----------
Segment income (loss) before (recovery) of
 income taxes                                         417,862      (801,322)        (3,772)   (1,269,162)  (1,544,212)   (3,200,606)
                                                    ---------     ---------      ---------    ----------   ----------    ----------
(Recovery) of income taxes                                 --            --         (4,776)     (120,068)    (671,980)     (796,824)
                                                    ---------     ---------      ---------    ----------   ----------    ----------
Net (loss)                                            417,862      (801,322)         1,004    (1,149,094)    (872,232)   (2,403,782)
Minority interest                                          --       219,667             --            --           --       219,667
                                                    ---------     ---------      ---------    ----------   ----------    ----------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS          417,862      (581,655)         1,004    (1,149,094)    (872,232)   (2,184,115)
                                                    =========     =========      =========    ==========   ==========    ==========

Depreciation and amortization                          29,632        17,525          7,107       341,600        8,992       404,855
Capital expenditures                                   17,311            --         37,734            --           --        55,045
Segment assets                                        132,717       211,063      1,255,358       530,733        5,830     2,135,701
Segment goodwill (included in segment assets)          50,644       154,470      1,200,108            --           --     1,405,222
Segment technology (included in segment assets)            --            --             --       529,152           --       529,152

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

16. COMMITMENTS

The Company leases office equipment and property under operating leases expiring in various years through 2008.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2003 for each of the next four years and in aggregate are:

YEAR ENDED DECEMBER 31                                           $
----------------------                                        -------
2004                                                          163,634
2005                                                          111,487
2006                                                           72,321
2007                                                            8,014
Beyond                                                          4,306
                                                              -------
TOTAL MINIMUM FUTURE RENTAL PAYMENTS                          359,762
                                                              =======

Rental expense for the year was $195,750 [$177,881 for 2002].

17. CONTINGENCIES

The Company is currently under an audit by the Internal Revenue Service ("IRS"). As part of the routine audit, the IRS indicated that they reviewed the treatment of capital losses claimed in the prior year and refunds of $2,532,000 received in 2001. A proposed deficiency in federal income tax was issued by the IRS on December 1, 2003 totaling $2,969,123. On February 5, 2004 CVF issued a formal protest to the proposed reassessment and it is expected that this will now go before appeals at the IRS. If it is not resolved at the appeals level of the IRS, CVF intends to challenge the IRS ruling in federal tax court, as CVF and its legal counsel strongly believes its original deductions were correctly taken. This process could take up to 2 more years to be resolved.

As the Company has not converted its outstanding Series B shares to common stock, and the Company has not paid all dividends on the Series B shares, the holder of the Company's Series B preferred stock has attempted to require that the Company redeem the shares for $4,569,750. The Company has denied the redemption request on the basis that the holder does not have a right to require such redemption. The right of the holder may become disputed and the Company may be required to defend its position. While the Company believes that it has the right to deny such redemption, the outcome of any such a dispute is not determinable with certainty. Any redemptions of preferred shares would be subject to the limitations imposed by Nevada corporate law. These laws would prevent cash payment on redemption, based on the Company's current

Litigation has commenced in the civil courts in Ontario, Canada in early 2004 by a minority shareholder of Biorem concerning the restructuring of convertible debt instruments that CVF holds in Biorem. This litigation names CVF, Biorem, Robert Nally, and Brian Herner (CEO of Biorem) as defendants. CVF views this litigation as totally without merit and plans to vigorously defend against it. CVF does not anticipate any material adverse consequence as a result of this lawsuit.

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

17. CONTINGENCIES CONT'D

financial position. See Note 19. (Subsequent Event) for restructuring of this after December 31, 2003.

The Company is involved from time to time in other litigation, which arises in the normal course of business. In respect of these claims the Company believes it has valid defenses and/or appropriate insurance coverage in place. In management's judgment, no material exposure exists on the eventual settlement of such litigation.

18. LOANS RECEIVABLE

Loans receivable pertain to loans advanced to certain Company officers. The loans are denominated in Canadian dollars, and bear an effective interest rate of 6%. These loans have no repayment terms.

19. SUBSEQUENT EVENTS

In February 2004 the Company's outstanding Series B Convertible Preferred Stock was restructured in a transaction agreed to with the holder of this stock. The holder exchanged its Series B Convertible Preferred Stock with a stated value of $3,385,000 and accrued dividends of approximately $673,600 for 1,000,000 shares of the Company's common stock and a new Series C 6% Convertible Preferred Stock with a stated value of $1,000,000, convertible into common stock at $1 per share. The Series C Preferred will be subject to mandatory redemption on February 27, 2006; however, the Company's obligation to redeem will be limited to cash available to it at that time in excess of one year's prospective working capital. The Company also issued to the former Series B holder a three-year warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $0.35 per share.

As of March 23, 2004 SRE as a result of signing a Memorandum of Agreement has received $500,000 Cdn investment in new equity into the Company. As part of the requirements of the new investment all debt in the Company excluding $390,000 Cdn held by other shareholders of the Company is converted into equity. The net result of the new investment and the restructuring of the debt is that CVF will hold approximately 37% of the current shares of SRE.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previously reported.

ITEM 8A          CONTROLS AND PROCEDURES

     (a) The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Office and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of the period covered by this report. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

     (b) There have been no changes in the Company's internal control over financial reporting in the last fiscal quarter that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a)    Directors and Executive Officers

The directors and executive officers of CVF are as follows:

NAME                     AGE                       POSITION
-----------------        ---       ---------------------------------------------
Jeffrey I. Dreben         58       Director; Chairman, Chief Executive
                                   Officer; and President
Robert B. Nally           56       Director; Chief Operating Officer, Chief
                                   Technology Officer, Secretary; and Treasurer
Robert L. Miller          52       Chief Financial Officer
Lawrence M. Casse         47       Vice President
George A. Khouri          57       Director; Consultant
Robert H. Glazier         55       Director

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

George A. Khouri has been a consultant to and an outside Director of CVF since April 1997. Since March 2003 Mr. Khouri is a Managing Director of Growth Capital Partners. From February 1999 until March 2003 Mr. Khouri acted in the role of Managing Director of Avalon Group Ltd. From 1993 until September 1996, Mr. Khouri was Managing Director-Capital Markets for Nomura Securities International Inc. Prior to that time, Mr. Khouri was a member of Trigon Group, an investment banking boutique, and has served as President of Prudential Bache Capital Partners. Mr. Khouri received a Bachelor of Arts degree from Tufts University and a Masters degree in Business Administration, Investments, from New York University.

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

Although all members of the Company's audit committee are financially literate and have substantial experience with analyzing and evaluating financial statements, the Board of Directors has determined that no one member has all of the attributes necessary to qualify as an audit committee financial expert as defined by the SEC. The Company believes the audit committee has sufficient expertise to perform its functions notwithstanding the absence of an audit committee financial expert. Furthermore, the Company believes it would be impractical to add a member to the audit committee who would qualify as such an expert given the Company's small size and the limited resources it possesses to compensate such an expert.

CVF has adopted a Code of Business Conduct and Ethics covering its financial officers and CEO. Interested parties can write to the Company at its Williamsville, New York office to obtain a copy at no cost.

Section 16(a) Beneficial Ownership Reporting Compliance

During the fiscal year 2003 none of the officers and directors of CVF were late in filing a report under section 16(a) of the Exchange Act.

ITEM 10          EXECUTIVE COMPENSATION

The following is a summary of the remuneration paid to the chief executive officer and all other executive officers and others whose total annual salary and bonus exceeds $100,000 for the period ending December 31, 2003 (the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

                                                                            Long Term Compensation
                                                                             ---------------------
                                                 Annual Compensation                Awards Payouts
                                         ---------------------------------------------------------
                                                                 Restricted   Securities
    Name and        Year                           Other Annual    Stock      Underlying    LTIP    All Other
   Principal        Ended   Salary        Bonus    Compensation   Award(s)   Options/SARs  Payouts  Compensation
    Position       Dec 31     $             $           $             $          (#)         $           $
-----------------  ------  --------      --------  ------------  ----------    ----------  -------  ------------
Jeffrey I. Dreben   2003   $136,000      $      0  $          0  $        0     100,000    $     0  $          0
  CEO and           2002   $162,167      $      0  $          0  $        0           -    $     0  $          0
  President         2001   $200,000      $ 30,000  $          0  $        0           -    $     0  $          0

Robert B. Nally     2003   $151,988 (1)  $      0  $          0  $        0     100,000    $     0  $          0
  COO, CTO,         2002   $134,920 (2)  $      0  $          0  $        0           -    $     0  $          0
  Secretary and     2001   $129,220 (3)  $ 30,000  $          0  $        0           -    $     0  $          0
  Treasurer

(1) Paid in Canadian currency but translated in the table to U.S. Currency. Based on the average exchange rate for 2003 of CND $1 = US $.7174

(2) Paid in Canadian currency but translated in the table to U.S. Currency. Based on the average exchange rate for 2002 of CND $1 = US $.6368

(3) Paid in Canadian currency but translated in the table to U.S. Currency. Based on the average exchange rate for 2001 of CND $1 = US $.6461

OPTION GRANT TABLE

                         # Option      % to all   exercise price  expiration
       Name            Shares Granted  employees    per share        date
-----------------      --------------  ---------  --------------  ----------
Jeffrey I. Dreben         100,000        32.8         $0.30        8/28/10
Robert B. Nally           100,000        32.8         $0.30        8/28/10

AGGREGATED OPTION/SAR EXERCISE AND FISCAL YEAR END OPTION/SAR VALUE TABLE

                                                                    Value of
                                                                  Unexercised
                                               Unexercised        In-the-money
                                                Options at         Options at
                      Shares                   Dec. 31, 2003     Dec. 31, 2003
                     Acquired      Value       Exercisable/        Exercisable/
     Name           On Exercise   Realized     Unexercisable      Unexercisable
------------------  -----------   --------    --------------     ---------------
Jeffrey I. Dreben       NIL         NIL        560,000/NIL         $126,000/NIL
Robert B. Nally         NIL         NIL        560,000/NIL         $126,000/NIL

Director's Fees. CVF does not currently pay any additional fees to the directors who are also officers of or consultants to CVF except as disclosed below. Mr. Khouri became a consultant to CVF in June 1997 and is paid $2,500 per month in consulting fees. See "Certain Transactions and Relationships." Mr. Glazier, appointed a director of CVF in January 1998, is entitled to receive $750 per Board of Directors meeting attended in person and $375 per telephonic Board meeting in which he participates. Messr Khouri and Glazier each received options during 2003 to purchase 100,000 CVF common shares at an exercise price of $.32.

Change of Control Agreements. Messrs. Dreben and Nally are each a party to a change of control agreement with CVF. These agreements provide that in the event the executive's employment is terminated or the executive terminates employment for good reason, in either case, within the three year period following a change of control of CVF, then CVF is obligated to provide the executive (i) his average annual base salary or consulting fees and bonuses during the five years preceding the change of control for a continuing period of three years, (ii) up to $25,000 for outplacement services, (iii) up to three years of continuing benefits in effect on the date of the change of control, and (iv) immediate vesting and extension of exercisability of any options or restricted stock. Under these agreements, a "change of control" occurs on (i) the sale of all or substantially all of CVF's assets, (ii) any person becoming the owner of more than 20% of CVF's voting stock, (iii) the first day on which a majority of directors of CVF are not directors in office on the date of the agreement, directors nominated by such in-office directors or directors nominated by any directors so nominated, or (iv) the first day on which Messrs. Dreben and Nally constitute less than 50% of the board of directors. Under these agreements, "good reason" means (i) the assignment to the executive of duties inconsistent with his position or any diminishment of his position, authority or duties, (ii) requiring the executive to be based in a location other than where he was based prior to the change of control or requiring excess or inappropriate travel,
(iii) any purported termination of any employment or consulting arrangement between the executive and CVF, or (iv) any failure by CVF or any successor to comply with and satisfy the terms of the services agreement between CVF and D and N Consulting. This description is just a summary. See exhibit 10 (iv) to this Annual Report for a complete copy of the form of change of control agreements.

ITEM 11          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Voting Securities and Principal Holders

The following table sets forth, as of March 12, 2004, the approximate number of common shares of CVF owned of record or beneficially by each person who owned of record, or was known by CVF to own beneficially, more than 5% of CVF's common stock and the name and shareholdings of each officer and director, and all officers and directors as a group.

                                            NUMBER OF       PERCENTAGE OF
                                          COMMON SHARES     COMMON SHARES
           NAME AND ADDRESS             BENEFICIALLY OWNED     OWNED
--------------------------------------  ------------------  -------------
Jeffrey I. Dreben (1)                         919,327             6.4%
8604 Main Street, Suite 1
Williamsville, NY 14221

Robert B. Nally (1)                         1,087,423             7.6%
8604 Main Street, Suite 1
Williamsville, NY 14221

George Khouri (4)                             225,000             1.6%
8604 Main Street, Suite 1
Williamsville, NY 14221

Robert Glazier (5)                            200,000             1.4%
8604 Main Street, Suite 1
Williamsville, NY 14221

Brant Investments Limited                   1,235,731             8.6%
c/o Royal Trust Corporation
 of Canada
Global Bank Plaza
200 Bay Street
Toronto, Ontario M5J 2J5

The Shaar Fund Ltd. (6)                     1,192,785             8.3%
c/o Citco Funds Services, Curacao
Kaya Flamboyan 9
Curacao, Netherland Antilles

Directors and Officers                      2,671,750            18.7%
as a Group (6 persons) (1)(2)(3)(4)(5)

(1) Messr. Dreben's amount includes 100,000 options and Messr. Nally's amounts includes 560,000 options to acquire CVF's common shares at an option price of $0.30 for 100,000 options, $0.16 for 460,000 options and 324,326 warrants to acquire CVF's common shares at a price of $0.16 per common share. Included under Messr. Dreben are 495,001 shares respectively owned by his wife to which he disclaims beneficial ownership. Included under Messr. Nally are 149,144, 26,000 and 27,000 shares respectively owned by his wife, son and daughter to which he disclaims beneficial ownership.

(2) Mr. Robert L. Miller, Chief Financial Officer of CVF, has been issued 115,000 options to acquire common shares of CVF at an exercise price of $0.16 per Share and 60,000 options to acquire common stock of CVF at an exercise price of $0.30 per share.

(3) Mr. Lawrence M. Casse, a Vice President of CVF, has been issued 40,000 options to acquire common shares of CVF at an exercise price of $0.16 per share and 15,000 options to acquire common stock of CVF at an exercise price of $0.30 per share.

(4) Mr. Khouri, a Director of CVF, has been issued 125,000 options to acquire CVF common shares at an option price of $0.16 per share and 100,000 options to acquire common stock of CVF at an exercise price of $0.30 per share.

(5) Mr. Glazier, a Director of CVF, has been issued 100,000 options to acquire CVF common shares at an option price of $0.16 and 100,000 options to acquire common stock of CVF at an exercise price of $0.30 per share.

(6) Based solely on a Schedule 13G dated March 5, 2004 filed with the SEC.

ITEM 12          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Service Agreement with D and N Consulting. CVF entered into a Service Agreement dated February 10, 1997 with D and N Consulting Corporation ("D and N"), (replacing a similar agreement it had with CVF Inc. from September 1995) pursuant to which D and N is to provide a variety of administrative, managerial and clerical services to CVF. Under the Service Agreement, D and N would be responsible for all administrative requirements of CVF, including, but not limited to, maintaining the books of CVF, preparing periodic reports to the Board of Directors of CVF and providing office facilities and travel expenses. In return for the above services, D and N is to be paid a service fee based on an annual budget prepared by D and N and approved by the Board of Directors of CVF. In May, 2002 the Service Agreement was replaced by a new Service Agreement dated May 1, 2002 containing substantially the same terms and conditions as the prior agreement and expiring May 27, 2005. The new Service Agreement renews automatically for successive one year periods thereafter unless either party provides 12-months prior written notice of non-renewal. Upon a change in control of CVF, the term of the Service Agreement is automatically extended for an additional period of five years. Messrs. Dreben and Nally are each officers and 50% shareholders of D and N. CVF and D and N have mutually agreed to defer operation of the Service Agreement. Instead, the services continue to be provided by officers, employees and consultants of CVF. CVF has neither paid nor accrued service fees under the Service Agreement. D and N Consulting maintains the right to begin the operation of the Service Agreement at any time. A failure by CVF or any successor to comply with its obligations under the Services Agreement following a change in control shall constitute grounds for Messr. Dreben or Nally to terminate employment and invoke the benefits of their change in control agreements described above.

Consulting arrangement with Mr. Khouri. The monthly fee payable to Mr. Khouri under this consulting agreement is $2,500. The current agreement is for a one-year term and is renewable, if mutually agreed to by the parties. Upon termination of the current agreement, Mr. Khouri is to resign as a director.

Services Agreement with Michael Dreben. CVF entered into a Service Agreement dated October 2, 2001 with Michael Dreben, the son of Jeffrey I. Dreben, CVF's President, Chairman and Chief Executive Officer. Pursuant to the Service Agreement, Michael Dreben will identify, analyze and assist in closing funding and merger and acquisition opportunities for CVF and the Corporations. In return for these services and instead of a salary Michael Dreben received warrants over an 18 month period to purchase 180,000 shares of CVF's common stock. These warrants vested monthly over the term of the agreement. The Service Agreement also entitles Michael Dreben to receive a cash fee upon the closing of such funding and merger and acquisition opportunities. Subsequently Michael Dreben received an annual salary of $106,000 and has not received any additional warrants, options or shares. The Service Agreement terminates upon 30 days' prior written notice by either party. Michael Dreben brings to CVF 7 years of experience in the investment field, most recently with Goldman Sachs.

Loan from George Khouri. In January 2003, George Khouri, an independent director of the Company, loaned the Company $200,000 evidenced by a promissory note. This loan was payable upon receipt of the income tax refund which was received in March 2003 and the loan subsequently repaid. Mr. Khouri received interest of $9,863 for this loan.

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

(3)(iii) Certificate of Designation of Series C 6% Convertible Preferred Stock, as amended

(3)(iv)   By-laws

          Incorporated by reference to the filing on Form 10SB dated May 29,
          1997

(10)(i) 2000 Stock Option Plan, filed as an exhibit to CVF's Schedule 14A on May 12, 2000 and incorporated by reference herein.

(10)(ii) Common Stock Purchase Warrant dated February 27, 2004 in favor of The Shaar Fund Ltd.

(10)(iii) Exchange Agreement dated February 27, 2004 between CVF and The Shaar Fund Ltd.

(10)(iv) Form of Change in Control Agreement between CVF and Jeffrey Dreben and Robert Nally

(21)      Subsidiaries of the Registrant, filed herewith.

(31.1) Certification of Chief Executive Officer Pursuant to Section 302 of the of the Sarbanes Oxley Act of 2002.

(31.2) Certification of Chief Financial Officer Pursuant to Section 302 of the of the Sarbanes Oxley Act of 2002.

(32) Certificates Pursuant to 18 U.S.C. 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K.

            None

ITEM 14          PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following paragraphs describe the aggregate fees that were charged by Ernst & Young, and Radin Glass & Co. for the fiscal years ended December 31, 2002 and December 31, 2003.

Audit Fees.

CVF was charged $192,713 and $19,730 respectively for the fiscal years ended December 31, 2002 and December 31, 2003 by Ernst & Young for the audit of CVF and the review of the financial statements included in CVF's quarterly reports. CVF was charged $97,713 by Radin Glass & Co for the fiscal year ended December 31, 2003 for the audit of CVF and the review of the financial statements in CVF's quarterly reports.

Tax Fees.

CVF was charged $30,275 for the tax return preparation by Ernst & Young for the year ended December 31, 2002. CVF was charged $54,095 and $9,685 respectively for the fiscal years ended December 31, 2002 and December 31, 2003 by Ernst & Young for services rendered related to the on-going audit by the Internal Revenue Service.

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CVF Technologies Corporation

by: /s/ Jeffrey I. Dreben
   ------------------------------------
   Jeffrey I. Dreben, CEO and President
   (Principal Executive Officer)

date: March 30, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                 Title                       Date
---------                                 -----                       ----
/s/ Jeffrey I. Dreben                 Director                    March 30, 2004
------------------------
Jeffrey I. Dreben

/s/ Robert B. Nally                   Director                    March 30, 2004
------------------------
Robert B. Nally

/s/ Robert H. Glazier                 Director                    March 30, 2004
------------------------
Robert H. Glazier

/s/ George A. Khouri                  Director                    March 30, 2004
------------------------
George A. Khouri

/s/ Robert L. Miller                  Chief Financial Officer     March 30, 2004
------------------------              (Principal Financial
Robert L. Miller                      and Accounting Officer)

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

(3)(iii)      Certificate of Designation of Series C 6% Convertible Preferred
              Stock, as amended

(3)(iv)       By-laws

              Incorporated by reference to the filing on Form 10SB dated May 29,
              1997

(10)(i) 2000 Stock Option Plan, filed as an exhibit to CVF's Schedule 14A on May 12, 2000 and incorporated by reference herein.

(10)(ii)      Common Stock Purchase Warrant dated February 27, 2004 in favor of
              The Shaar Fund Ltd.

(10)(iii)     Exchange Agreement dated February 27, 2004 between CVF and The
              Shaar Fund Ltd.

(10)(iv) Form of Change in Control Agreement between CVF and Jeffrey Dreben and Robert Nally

(21)          Subsidiaries of the Registrant, filed herewith.

(31.1) Certification of Chief Executive Officer Pursuant to Section 302 of the of the Sarbanes Oxley Act of 2002.

(31.2) Certification of Chief Financial Officer Pursuant to Section 302 of the of the Sarbanes Oxley Act of 2002.

(32)          Certificates Pursuant to 18 U.S.C. 1350 As Adopted Pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.