Form 10QSB
period 2004-03-31
CVF TECHNOLOGIES CORP
filed 2004-05-24
CIK 1032997

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                QUARTERLY REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

      As of April 30, 2004, there were 12,216,269 shares of common stock, $0.001 par value per share, of the issuer outstanding.

      Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item I. Financial Statements

                  CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                        (Expressed in U.S. Currency)

                                                                                        March 31,          December 31,
                                                                                          2004                2003
                                                                                       (unaudited)          (audited)
                                                                                      ------------         ------------
                                                                                        (Note 2)             (Note 2)
                                                    ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                                       $    507,080         $    225,535
      Trade receivables                                                                  1,832,144            2,461,980
      Inventory (Note 5)                                                                   103,701              586,009
      Prepaid expenses and other                                                            57,459               75,669
      Income taxes receivable                                                              533,315              550,830
                                                                                      ------------         ------------
           TOTAL CURRENT ASSETS                                                          3,033,699            3,900,023
Property and equipment, net of accumulated depreciation                                    230,658              220,889
Loans receivable                                                                           142,251              142,251
Holdings available for sale, at market                                                       2,042                4,772
Technology, net of accumulated amortization                                                123,146              228,001
Goodwill                                                                                 1,405,222            1,405,222
                                                                                      ------------         ------------
           TOTAL ASSETS                                                               $  4,937,018         $  5,901,158
                                                                                      ============         ============

                                LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
      Bank indebtedness                                                               $     26,424         $          -
      Current portion of long-term debt (Note 14)                                          457,620               82,297
      Subsidiary loans past due or in default                                              218,774              221,269
      Accounts payables and accrued liabilities                                          4,977,409            6,212,368
      Preferred and other non-voting stock of subsidiaries                                 190,675              192,850
                                                                                      ------------         ------------
           TOTAL CURRENT LIABILITIES                                                     5,870,902            6,708,784
                                                                                      ------------         ------------
Notes payable - officers and directors (Note 14)                                           743,704            1,836,256
Notes payable - other                                                                       25,000                    -
Deferred income taxes                                                                      329,171              368,566
Minority interest                                                                           40,155               79,220
Pension obligation                                                                         565,574              577,457
                                                                                      ------------         ------------
                                                                                         1,703,604            2,861,499
                                                                                      ------------         ------------
Redeemable Series A preferred stock, $0.001 par value,
         redeemable at $18.25 per share, authorized 500,000 shares,
         issued and outstanding 3,477 shares                                                63,455               63,455
                                                                                      ------------         ------------
                                                                                         7,637,961            9,633,738
                                                                                      ------------         ------------

STOCKHOLDERS' (DEFICIT) EQUITY:
      Common stock, $0.001 par value, authorized 50,000,000 shares,
          12,216,269 issued (2003; 10,855,549) and in
          treasury 481,700 (2003; 481,700)                                                  12,698               11,338
      Series B convertible preferred stock, $0.001 par value,
         liquidation preference of 130% of stated value, authorized,
         issued and outstanding 339,000 shares (Note 7)                                          -                  339
      Series C convertible preferred stock, $0.001 par value,
         issued and outstanding 100,000 shares (Note 7)                                        100                    -
      Warrants                                                                             111,094              111,094
      Additional paid in capital                                                        29,024,534           28,473,130
      Treasury stock                                                                    (2,747,174)          (2,747,174)
      Accumulated other comprehensive loss                                              (1,516,788)          (1,750,291)
      Accumulated deficit                                                              (27,585,407)         (27,831,016)
                                                                                      ------------         ------------
           TOTAL STOCKHOLDERS' (DEFICIT) EQUITY                                         (2,700,943)          (3,732,580)
                                                                                      ------------         ------------
           TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY                       $  4,937,018         $  5,901,158
                                                                                      ============         ============

                 See notes to consolidated financial statements

                  CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                                                                    (Expressed in U.S. Currency)
                                                                     Three months ended March 31,
                                                                      2004                2003
                                                                  ------------         ------------
                                                                    (Note 2)             (Note 2)
SALES                                                             $  2,353,222         $  1,558,858

Cost of sales                                                        1,362,017              820,099
                                                                  ------------         ------------

GROSS MARGIN                                                           991,205              738,759
                                                                  ------------         ------------

EXPENSES:
      Selling, general and administrative                            1,241,760            1,383,628
      Research and development                                         155,111              131,029
                                                                  ------------         ------------
TOTAL EXPENSES                                                       1,396,871            1,514,657
                                                                  ------------         ------------

(Loss) from continuing operations before under noted items            (405,666)            (775,898)
                                                                  ------------         ------------

OTHER (EXPENSES) INCOME
      Interest (expense), net                                          (87,863)             (44,778)
      Other income (expense), net                                       (5,773)              74,119
      Gain (loss) on sale of holdings                                   (2,035)               6,906
      Gain on sale of equity in subsidiary                             742,568                    -
                                                                  ------------         ------------
TOTAL OTHER INCOME                                                     646,897               36,247
                                                                  ------------         ------------

Income (loss) before income taxes and minority interest                241,231             (739,651)

Income taxes (recovery)                                                 32,868              (30,274)
                                                                  ------------         ------------

Income (loss) before minority interest:                                208,363             (709,377)

Minority interest in loss                                               38,016               80,660

                                                                  ------------         ------------
NET INCOME (LOSS)                                                 $    246,379         $   (628,717)
                                                                  ============         ============

                                                                  ------------         ------------
BASIC INCOME (LOSS) PER SHARE                                     $       0.02         $      (0.07)
                                                                  ============         ============

                                                                  ------------         ------------
DILUTED INCOME (LOSS) PER SHARE                                   $       0.02         $      (0.07)
                                                                  ============         ============

WEIGHTED SHARES USED IN COMPUTATION - BASIC                         11,242,663           10,692,674
                                                                  ============         ============
WEIGHTED SHARES USED IN COMPUTATION - DILUTED                       13,418,471           10,692,674
                                                                  ============         ============

                 See notes to consolidated financial statements

                  CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                                                 (Expressed in U.S. Currency)
                                                                                  Three Months Ended March 31,
                                                                                -------------------------------
                                                                                   2004                2003
                                                                                -----------         -----------
                                                                                 (Note 2)            (Note 2)
CASH FLOW FROM OPERATING ACTIVITIES:
      Net income (loss)                                                         $   246,379         $  (628,717)

      Adjustments to reconcile net loss
      from operating activities:
           Depreciation and amortization                                            120,457             102,035
           Gain on sale of subsidiary                                               742,568                   -
           Loss (gain) on sale of holdings                                            2,035              (6,906)
           Minority interest in losses of subsidiaries                              (38,016)            (80,660)
           Pension expense                                                          (12,185)              7,111
           Deferred tax income                                                       32,868             (30,274)
           Stock option compensation                                               (108,230)                  -

      Changes in non-cash working capital items
           Decrease (increase) in trade receivables                                 599,622              15,182
           (Increase) in inventory                                                  473,766            (101,342)
           (Increase) decrease in prepaid expenses and other                         17,286              (7,459)
           Decrease in income taxes receivable                                       11,257             420,044
           Increase (decrease) in trade payables and accrued liabilities         (1,160,160)            446,089
                                                                                -----------         -----------
                                                                                    681,268             763,820
                                                                                -----------         -----------

CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                     927,647             135,103
                                                                                -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Disposal of property and equipment                                            239,321               4,038
      Proceeds from sale of holdings                                                  2,432              46,724

                                                                                -----------         -----------
CASH PROVIDED BY INVESTING ACTIVITIES                                               241,753              50,762
                                                                                -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase in bank indebtedness                                                  21,238              68,073
      Increase (decrease) in note payable to officer                               (734,675)            312,731

                                                                                -----------         -----------
CASH PROVIDED BY FINANCING ACTIVITIES                                              (713,437)            380,804
                                                                                -----------         -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
      CASH EQUIVALENTS                                                             (174,418)             18,195
                                                                                -----------         -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                281,545             584,864

CASH AND CASH EQUIVALENTS - beginning of period                                     225,535             218,003
                                                                                -----------         -----------

CASH AND CASH EQUIVALENTS - end of period                                       $   507,080         $   802,867
                                                                                ===========         ===========

                 See notes to consolidated financial statements

                  CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                        STATEMENT OF COMPREHENSIVE INCOME

                                   (UNAUDITED)

                                                    (Expressed in U.S. Currency)

                                                                                        Three months ended March 31,
                                                                                           2004             2003
                                                                                         ---------        ---------
Net Income (loss)                                                                        $ 246,379        $(628,717)
                                                                                         ---------        ---------

Other comprehensive income, net of tax:

      Foreign currency translation adjustments                                             232,281         (179,581)

      Unrealized holding gains:

      Unrealized holding losses arising during period (see note below)                       1,222           (4,306)
                                                                                         ---------        ---------

      Total other comprehensive income (loss)                                              233,503         (183,887)
                                                                                         ---------        ---------

      Comprehensive income (loss) during period                                          $ 479,882        $(812,604)
                                                                                         =========        =========

             Note: Unrealized holding losses are net of tax (benefit) of $815 and
                  ($2,871) for the three months ended March 31, 2004 and 2003 respectively

                 See notes to consolidated financial statements

                  CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

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

2.    ACCOUNTING POLICIES

            (i) Going Concern

            These consolidated financial statements have been prepared on a going concern basis, which presumes that assets will be realized and liabilities discharged in the normal course of business over the foreseeable future. The Company's current liabilities exceed its current assets and the Company has incurred significant losses over the past six years, which have reduced the Company's cash reserves, and depleted stockholders' equity. Further, the Company has contingent liabilities (note 13). These conditions raise substantial doubt about the Company's ability to continue in the normal course of business as a going concern.

            The Company's primary need for cash is to maintain its ability to support the operations and ultimately the carrying values of certain of its individual investee companies. The Company is actively pursuing the sale of a portion of its interests in two of its investee companies as a source of funds, as well as reducing its cash flow needs. The Company has been successful in obtaining $1 million Canadian through this method over the last year. In addition the Company has borrowed $381,350 from one of its investee directors. The Company will continue to assist its investee companies in their efforts to obtain outside financing in order to fund the growth and development of their respective businesses and has taken steps to reduce the operating cash requirements of the parent company and its investees. The Company is also seeking outside investment. There is no assurance that these initiatives will be successful or that the Company or certain of its investees will continue to have adequate cash resources and capital to be able to continue as going concerns.

            The Company's ability to continue to realize assets and discharge liabilities in the normal course of business is uncertain. These financial statements do not include any of the adjustments to the amounts or classification of assets and liabilities that might be necessary should the Company be unable to continue its business in the normal course.

            (ii) Stock Based Compensation Plans

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

            If the Company had applied the recognition provisions of SFAS 123 using the Black-Scholes option pricing model, the resulting pro-forma net income (loss) available to common shareholders, and pro-forma net income
      (loss) available to common shareholders per share would be as follows:

                                                               For the three months ended
                                                                       March 31,
                                                             --------------------------------
                                                               2004                2003
                                                               ----                ----
Net income (loss) available to common
shareholders, as reported                                    $ 239,771          $   (712,946)

Deduct (Add): Stock-based compensation, net of
tax                                                                  -                     -

Net income (loss) available to common
shareholders, pro-forma                                      $ 239,771          $   (712,946)
                                                             =========          ============

Basic earnings (loss) per share:
                                   As reported -             $     .02          $      ( .07)
                                     Pro-forma -             $     .02          $      ( .07)

Diluted earnings (loss) per share:
                                   As reported -             $     .02          $      ( .07)
                                     Pro-forma -             $     .02          $      ( .07)

      The above stock-based employee compensation expense has been determined utilizing a fair value method, the Black-Scholes option-pricing model.

      The Company has recorded no compensation expense for stock options as none were granted to employees during the three months ended March 31, 2004 and March 31, 2003.

      In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                        For the Three months Ended March 31,
                                        ------------------------------------
                                            2004                   2003
                                            ----                   ----
Risk free interest rate                     5.0%                   5.0%
Expected life                            5.0 years              5.0 years
Dividend rate                              0.00%                  0.00%
Expected volatility                        95.2%                  95.2%

3.    SALE OF EQUITY IN SUBSIDIARY

            As of March 25, 2004, SRE as a result of signing a Memorandum of Agreement has received $500,000 Cdn investment in new equity into the Company. As part of the requirements of the new investment all debt in the Company excluding $390,000 Cdn held by other shareholders of the Company was converted into equity. The net result of the new investment and the restructuring of the debt is that CVF holds approximately 37% of the current shares of SRE. The gain of $742,568 is shown as a separate line, "Gain on sale of equity in subsidiary" in other income within the income statement.

4.    INCOME (LOSS) PER SHARE

            Basic loss per share amounts are computed by dividing net loss from continuing operations available to common stockholders from continuing operation and loss from discontinued operations, and net loss available to common stockholders by the weighted average number of common shares outstanding during the period. The net loss from continuing operations and net loss available to common stockholders consists of net loss from continuing operations and net loss amounts reduced by the dividends on the Company's Series A, B and C preferred stock. Diluted loss per share reflects the per share amount that would have resulted if diluted potential common stock had been converted to common stock, as prescribed by SFAS 128. The Company has presented dilutive income per share in those periods where there was net income and therefore reduced income per share and not presented dilutive loss per share information when the dilution would reduce the loss per share.

                                                                   For the three months ended
                                                                           March 31,
                                                             -------------------------------------
                                                                 2004                     2003
                                                                 ----                     ----
Weighted-average number of shares outstanding
during period                                                  11,242,663               10,692,674
Common Stock equivalents-
     Incremental shares under stock option plans                1,223,024                        -
     Incremental shares under warrants                            952,784                        -
Number of shares on which diluted earnings per
 share is based                                                13,418,471               10,692,674
Net income (loss) available to common
 shareholders, pro-forma                                     $    239,771             $   (712,946)
                                                             ============             ============

Basic earnings (loss) per share:
                                      As reported -          $        .02             $      ( .07)
                                        Pro-forma -          $        .02             $      ( .07)

Diluted earnings (loss) per share:
                                      As reported -          $        .02             $      ( .07)
                                        Pro-forma -          $        .02             $      ( .07)

5.    INVENTORY

      Inventory consists of the following:

                              March 31, 2004   December 31, 2003
                              --------------   -----------------
Raw Material                     $  39,688        $ 568,364
Finished goods                      64,013           87,071
Less obsolescence reserve                -          (69,426)
                                 ---------        ---------
                                 $ 103,701        $ 586,009
                                 ---------        ---------

6.    INVESTMENTS

            The following table provides certain summarized unaudited financial information related to the Company's equity basis holdings:

                            Three Months Ended March 31,
                            ---------------------------
                                2004            2003
                                ----            ----
Net Sales                    $   477,456     $   50,801

Gross profit on sales            139,691         18,792

Net  loss                    $ ( 298,770)    $ ( 63,617)
                             -----------     ----------

            Included in the above results for the three months ended March 31, 2004 are the full quarter SRE results. All but 5 days (the date the equity holdings changed) are also included in the consolidated results.

7.    SERIES B PREFERRED DIVIDENDS

            In February 2004 the Company's outstanding Series B Convertible Preferred Stock was restructured in a transaction agreed to with the holder of this stock. The holder exchanged its Series B Convertible Preferred Stock with a stated value of $3,385,000 and accrued dividends of approximately $673,600 for 1,000,000 shares of the Company's common stock and a new Series C 6% Convertible Preferred Stock with a stated value of $1,000,000, convertible into common stock at $1 per share. The Series C Preferred will be subject to mandatory redemption on February 27, 2006; however, the Company's obligation to redeem will be limited to available cash in excess of working capital requirements for the next twelve months. The Company also issued to the former Series B holder a three-year warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $0.35 per share.

8.    INTERIM FINANCIAL STATEMENT DISCLOSURES

            Certain information and footnote disclosures normally included in annual financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying unaudited interim financial statements. Reference is made to the Company's audited financial statements for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2004.

9.    IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

      Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

      In May 2003, the FASB issued Statements of Financial Accounting Standards No. 150 ("SFAS No. 150"), SFAS No. 150 established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This SFAS is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 will not have a material effect on the financial statements.

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

10.   STOCK OPTIONS AND WARRANTS

            Due to the re-pricing of stock options in 2002 those options are subject to variable plan accounting using the intrinsic value method as prescribed by APB-25. As the fair market value of the Company's stock as of March 31, 2004 was $0.32 compared to $0.41 at December 31, 2003, a reversal of compensation expense of $200,050 was recorded during the 2004 first quarter.

11.   SEGMENTED INFORMATION

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

      Industry Segments for the Three Months Ended March 31, 2004 and 2003

                             Biorem-        Machine     Identification     Natural       Corporate
                             ediation       Controls       Systems      Horticultural  Administration    Total
                            ---------       --------       -------      -------------  --------------    -----
2004                            $              $              $              $              $              $

Sales                        1,668,083        404,907        156,823        123,409              -      2,353,222
Income (Loss) from             258,512       (207,255)       (66,217)       (62,897)      (327,809)      (405,666)
 continuing operations
 before other income
Other income                   (27,872)       (23,341)       (10,614)       (14,167)       (19,677)       (95,671)
Income (loss) from
 continuing operations
 before income  taxes          230,640       (230,596)       (76,831)       (77,064)      (347,486)      (501,337)

2003

Sales                          924,912        418,499        140,179         75,268              -      1,558,858
Income (Loss) from             189,468       (177,716)       (38,183)      (149,958)      (599,509)      (775,898)
 continuing operations
 before other income
 (expense)
Other income (expense)          10,605        (16,898)       (14,467)         2,173         54,834         36,247
 (Loss) from continuing
 operations before income
 taxes                         200,073       (194,614)       (52,650)      (147,785)      (544,675)      (739,651)

12.   CONTINGENCIES

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

13.   COMMON SHARES ISSUED

            In January 2004, the Company issued 57,316 shares of its common stock in consideration of consulting services to the Company. The expense associated with this was $12,000 and was accrued as an expense in 2003.

            In January 2003, the Company issued 92,593 shares of its common stock in consideration of legal services to the Company. The expense associated with this was $25,000 and was accrued as an expense in 2002.

14.      DEBT DUE TO OFFICERS AND DIRECTORS OF SUBSIDIARIES

            Included in current portion of long-term debt and in long term notes payable - officers and directors - are amounts due to subsidiary officers and subsidiary directors totaling $457,620 and $743,704 respectively at March 31, 2004. These notes accrue interest at varying interest rates from Canadian prime interest rate plus 3% or 4%, to fixed rates of 5%, 10% or 12%.

            In September 2003 a subsidiary director closed on a $1 million Canadian (approximately $ 762,700 US) convertible note to the subsidiary bearing interest at 10% per annum and convertible into the common stock of the subsidiary at $1.76 cnd per share. The note has a 3 year term. If converted the holder of the note will be entitled to a 7 1/2 % ownership interest in Biorem on a fully diluted basis.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW:

CVF Technologies Corporation ("CVF" or the "Company") was incorporated in 1995 and is involved in the business of managing early and expansion stage companies primarily engaged in the environmental technology and information technology sectors. CVF's mandate is to acquire significant holdings in new and emerging technology companies and then to assist them in their management, and through them to engage in their respective businesses. CVF's current holdings include investments made in its investee companies during the period from 1990 to the present.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003:

Consolidated sales of CVF subsidiaries for the three months ended March 31, 2004 amounted to $2,353,222, representing an increase of $794,364 (51%) compared to sales of $1,558,858 for the same period in 2003. On a stand-alone basis, CVF has no sales from operations. Sales and gross profit from sales reflect the operations of CVF's consolidated subsidiaries only. The consolidated subsidiaries are Biorem Technologies Inc. ("Biorem"), Gemprint(TM) Corporation ("Gemprint"), SRE Controls Inc. ("SRE") ") (results consolidated through March 24, 2004 only, the date CVF sold its majority interest in SRE), Ecoval Corporation ("Ecoval"), and CVF Capital Management Corporation ("CVF Capital Management"). CVF records profit and loss using the equity method for companies in which CVF holds 50% to 20% ownership. These companies are Petrozyme Technologies Inc. ("Petrozyme"), IMT Systems ("IMT") and SRE (subsequent to March 24, 2004 when CV's ownership position in SRE declined to 37%).

For the three months ended March 31, 2004, Biorem's sales increased by $743,172 or 80% compared to the same quarter of 2003. This increase was mainly due to numerous modular system installations in the US in the 2004 period. Ecoval's sales increased by $48,140 (64%) as Ecoval had a relatively weak sales quarter in the 2003 period. Gemprint's sales increased by $16,644 or 12% compared to the same quarter of 2003 due to the weaker US dollar in the 2004 period. SRE's sales decreased in the 2004 period by $13,592 or 3% from the 2003 period. SRE had a relatively strong sales quarter in the 2003 period.

CVF's gross margin of $991,205 for the first quarter of 2004 represents an increase of $252,446 (34%) from the same period last year. This increase is mainly due to Biorem which had $283,532 higher gross margin in the first quarter of 2004 due to higher sales volumes. Ecoval's gross margin increased by $26,538 (130%) due to the sales increase and generally improved margin percentages on its business. SRE had $46,287 lower gross margin in the first quarter of 2004 as SRE's sales were down in the 2004 period. Gemprint had a gross margin decrease of $11,337 (10%) due to weaker sales. Gross margin of CVF as a percentage of sales decreased to 42.1% for the first quarter of 2004 from 47.4% for the first quarter of

2003. This gross margin percentage decrease is mainly attributable to Biorem where sales were concentrated on larger jobs which traditionally generate lower margin percentages.

Selling, general and administrative expenses on a consolidated basis for the three months ended March 31, 2004 amounted to $1,241,760, representing a decrease of $141,868 (10%) compared to expense of $1,383,628 for the same period in 2003. The decrease is due to $82,000 (77%) lower accounting fees due to the Company switching independent auditors in mid 2003 and a $58,000 reduction in expense related to the decrease in the CVF market price and the related effect on the outstanding stock options. Also, included in the 2003 period was $112,650 expense for the settlement by a former officer of one of the subsidiaries. These decreases are offset somewhat by expenses related to the sales increase. Management continues to undertake a concerted effort to effect an overall reduction in administrative costs. Over the past 2 1/2 years CVF has undertaken many initiatives to lower the Company's expenses. (See further discussion in the Liquidity and Capital Resources section).

Research and development expenses for the first quarter of 2004 amounted to $155,111 compared to $131,029 incurred in the comparable 2003 period, or an increase of $24,082 (18%). Spending increased at Biorem offset somewhat by a decrease in spending for such activity at Ecoval.

Net interest expense increased to $87,863 for the first quarter of 2004 compared to net interest expense of $44,778 for the first quarter of 2003. This increase is due to lower cash balances on hand in the 2004 period compared to the 2003 period and an increase in loans outstanding in the 2004 period.

Other expense increased to $5,773 in the first quarter of 2004 from income of $74,119 for the first quarter of 2003 due to foreign currency exchange related to the weakening US dollar.

Loss on sale of holdings amounted to $2,035 in the 2004 period compared to $6,906 gain in the 2003 period. In the 2004 period the Company sold additional holdings in TurboSonic and in the 2003 period some holdings in RDM. The remaining holdings are relatively small and are not expected to contribute significant gains to the Company.

Gain on sale of equity in subsidiary totaling $742,568 in the 2004 period represented the Company agreeing to a restructuring at SRE whereby another shareholder (also a director of SRE) obtained control of SRE and CVF's position decreased from 75% to 37%.

Income tax expense in the first quarter 2004 of $32,868 compared to recovery of $30,274 in the 2003 period represented expense at Biorem due to that company's profitability condition.

Minority interest portion of the loss decreased to $38,016 in the first quarter of 2004 from $80,660 in the comparable 2003 period. This amount in the 2004 period relates only to Gemprint while the 2003 period loss related to Gemprint and SRE. SRE's minority interest balance is now zero and because the Company no longer has an obligation to fund such operating losses to the extent they are incurred by SRE no further amounts are recognized.

CVF on a consolidated basis recorded a net income of $246,379 for the three months ended March 31, 2004 resulting from the operations described above. This compares to a net loss of $628,717 incurred in the corresponding period of 2003.

LIQUIDITY AND CAPITAL RESOURCES:

Stockholders' deficit as of March 31, 2004 amounted to $2,700,943 compared to a deficit of $3,732,580 at December 31, 2003. This net decrease in the deficit of $1,031,637 is primarily attributable to the restructuring of the Series B Preferred Stock and the net income of $246,379 which was recognized in the first quarter 2004.

The current ratio of CVF at March 31, 2004 is .52 to 1, which is almost unchanged from .58 to 1 at December 31, 2003

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

Over the past two and a half years CVF has undertaken many initiatives to lower the parent company's expenses. These initiatives have included lowering the head count of its office staff as well as the elimination of one executive position. The use of consultants has been significantly reduced except those consultants who have been satisfied to receive their fee in CVF common shares. Travel and entertainment has been significantly reduced over the last year and will continue at the reduced level going forward. CVF management has adopted a very aggressive cost and expenditure controls and monitoring policy. In February 2004, CVF and the holder of CVF's Series B Convertible Preferred Stock entered into a transaction whereby the holder exchanged its Series B Convertible Preferred Stock with a stated value of $3,385,000 and accrued dividends of approximately $673,600 for 1,000,000 shares of CVF's common stock and a new Series C 6% Convertible Preferred Stock with a stated value of $1,000,000, convertible into common stock at $1 per share. The Series C Preferred and all accrued dividends thereon will be subject to mandatory redemption on February 27, 2006; however, CVF's obligation to redeem will be limited to available cash in excess of working capital requirements for the next twelve months. The Company also issued to the former Series B holder a three-year warrant to purchase 100,000 shares of CVF's common stock at an exercise price of $0.35 per share.

The Company no longer anticipates having to fund Gemprint or Biorem as both are currently operating on positive cash flow, although no assurances can be given that this trend will continue. Also the Company no longer anticipates having to fund SRE in conjunction with the restructuring of SRE whereby CVF's position decreased to 37%.

As at March 31, 2004, CVF's cash balance was $507,080 which is an increase of $281,545 compared to December 31, 2003. The primary source of cash for the Company is expected to be from sale of a portion of its investments in its subsidiaries or from CVF issuing additional securities. The company is pursuing opportunities to raise funds from potential investors in CVF. In addition, certain subsidiaries are producing a positive cash flow and will be able to supplement other cash requirements of the Company. If the above mentioned liquidity events do not occur, the Company estimates that it could run out of operating cash in the third quarter of 2004, if other sources of cash are not available. The Company will also continue to assist its investee companies in their efforts to obtain outside financing in order to fund their growth and development of their business plans. Certain of the Company's financial obligations included in current liabilities related to items that will not be paid in the near term. The Company will carefully manage its cash payments on such obligations.

CRITICAL ACCOUNTING POLICIES:

An understanding of CVF's accounting policies is necessary for a complete analysis of our results, financial position, liquidity and trends. We focus your attention on the following accounting policies of the Company:

Going concern - These consolidated financial statements have been prepared on a going concern basis, which presumes that assets will be realized and liabilities discharged in the normal course of business over the foreseeable future. The Company's current liabilities exceed its current assets and the Company has incurred losses over the past six fiscal years, which have reduced the Company's cash reserves, and depleted stockholders' equity. Further, the Company has contingent liabilities. These conditions raise substantial doubt about the consolidated Company's ability to continue in the normal course of business as a going concern.

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

The Company adopted the provisions of SFAS No. 141 on July 1, 2001. Such adoption had no effect on the Company's financial position or results of operations. The Company adopted the provisions of SFAS No. 142 effective January 1, 2002, at which time the amortization of the Company's existing goodwill ceased. The new standard also required that the Company test the goodwill for impairment. Any impairment, arising from the test, is charged to income. As of December 31, 2002 the Company's goodwill was tested and the Company calculated that no impairment existed at that time. No further circumstances have arisen during the first quarter of fiscal 2004 that would indicate an impairment of goodwill has occurred subsequent to year end.

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

Stock Options/Warrants - Due to the re-pricing of stock options in 2002 those options are subject to variable plan accounting using the intrinsic value as prescribed by APB-25. As the fair market value of the Company's stock as of March 31, 2004 was $0.32 compared to $0.41 at December 31, 2003, a reversal of compensation expense of $200,050 was recorded during the 2004 first quarter.

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

AMEX Listing. CVF has been advised by the AMEX that if it wishes to be considered for continued listing privileges it will need to present its financial statements on a non-consolidated basis, which presents the fair market value of its investments. CVF is considering various alternative means of complying with the AMEX's requirement, and is taking specific action to so comply. In the event CVF is unable to comply with the AMEX's requirement or determines that it is inadvisable to do so, CVF will be delisted from the AMEX. In such an event, CVF would seek to have its common stock quoted on the National Association of Securities Dealers' Over-the-Counter Bulletin Board, or OTCBB. This may adversely affect shareholders' ability to trade CVF common stock, as the OTCBB market is generally less liquid and more volatile than the AMEX. In addition, any such delisting of CVF's common stock could result in a decline in CVF's stock price. In the event CVF determines to register or elects to be regulated as an investment company under the Investment Company Act of 1940, its ability to raise capital and otherwise operate its business consistent with past practice may be significantly affected. In addition, the costs of compliance and registration under the Investment Company Act may be substantial.

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

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.

      In January 2004, the Company issued 57,316 shares of its common stock in consideration of consultation services to the Company. This transaction was exempt from registration under Section 4 (2) of the Securities Act of 1933, as amended.

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

      In February 2004, the Company issued 303,047 shares of its common stock to one its officers who exercised stock options.

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

DATED: May 24, 2004

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