Form 10QSB
period 2004-06-30
CVF TECHNOLOGIES CORP
filed 2004-08-16
CIK 1032997

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                QUARTERLY REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

      As of July 30, 2004, there were 13,031,033 shares of common stock, $0.001 par value per share, of the issuer outstanding.

      Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                  CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                  (Expressed in U.S. Currency)
                                                                                    June 30,       December 31,
                                                                                      2004            2003
                                                                                  (unaudited)      (audited)
                                                                                  ------------     -----------
                                                                                    (Note 2)        (Note 2)
                                      ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                    $  1,068,309     $   225,535
     Trade receivables                                                               1,490,410       2,461,980
     Inventory (Note 5)                                                                101,092         586,009
     Prepaid expenses and other                                                         84,802          75,669
     Income taxes receivable                                                           468,221         550,830
                                                                                  ------------     -----------
          TOTAL CURRENT ASSETS                                                       3,212,834       3,900,023
Property and equipment, net of accumulated depreciation                                285,256         220,889
Loans receivable                                                                       142,251         142,251
Holdings available for sale, at market                                                   1,960           4,772
Technology, net of accumulated amortization                                             20,506         228,001
Goodwill                                                                             1,405,222       1,405,222
                                                                                  ------------     -----------
          TOTAL ASSETS                                                            $  5,068,029     $ 5,901,158
                                                                                  ============     ===========

                  LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt (Note 14)                                  $    449,820     $    82,297
     Subsidiary loans past due or in default                                           215,045         221,269
     Accounts payables and accrued liabilities                                       5,491,534       6,212,368
     Preferred and other non-voting stock of subsidiaries                              187,425         192,850
                                                                                  ------------     -----------
          TOTAL CURRENT LIABILITIES                                                  6,343,824       6,708,784
                                                                                  ------------     -----------
Notes payable - officers and directors (Note 14)                                       740,695       1,836,256
Notes payable - other                                                                   25,000               -
Deferred income taxes                                                                  288,191         368,566
Minority interest                                                                        2,227          79,220
Pension obligation                                                                     550,521         577,457
                                                                                  ------------     -----------
                                                                                     1,606,634       2,861,499
                                                                                  ------------     -----------
Redeemable Series A preferred stock, $0.001 par value, redeemable at $18.25 per
        share, authorized 500,000 shares, issued and outstanding 3,477 shares           63,455          63,455
                                                                                  ------------     -----------
                                                                                     8,013,913       9,633,738
                                                                                  ------------     -----------
STOCKHOLDERS' (DEFICIT) EQUITY:
     Common stock, $0.001 par value, authorized 50,000,000 shares,
        12,256,071 issued (2003. 10,855,549) and in
        treasury 481,700 (2003. 481,700)                                                12,738          11,338
     Series B convertible preferred stock, $0.001 par value,
        liquidation preference of 130% of stated value, authorized,
        issued and outstanding 339,000 shares (Note 7)                                       -             339
     Series C convertible preferred stock, $0.001 par value,
        issued and outstanding 100,000 shares (Note 7)                                     100               -
     Warrants                                                                          111,094         111,094
     Additional paid in capital                                                     29,485,147      28,473,130
     Treasury stock                                                                 (2,747,174)     (2,747,174)
     Accumulated other comprehensive loss                                           (1,612,114)     (1,750,291)
     Accumulated deficit                                                           (28,195,675)    (27,831,016)
                                                                                  ------------     -----------
          TOTAL STOCKHOLDERS' (DEFICIT) EQUITY                                      (2,945,884)     (3,732,580)
                                                                                  ------------     -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY                    $  5,068,029     $ 5,901,158
                                                                                  ============     ===========

                 See notes to consolidated financial statements

                  CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                                                             (Expressed in U.S. Currency)
                                                              Three months ended June 30,     Six,months ended June 30,
                                                                 2004            2003            2004            2003
                                                             ------------    ------------    ------------    ------------
                                                               (Note 2)        (Note 2)        (Note 2)        (Note 2)
SALES                                                        $  2,308,410    $  2,868,990    $  4,661,632    $  4,427,848

Cost of sales                                                   1,298,356       1,880,421       2,660,373       2,700,520
                                                             ------------    ------------    ------------    ------------
GROSS MARGIN                                                    1,010,054         988,569       2,001,259       1,727,328
                                                             ------------    ------------    ------------    ------------
EXPENSES:
    Selling, general and administrative (excluding
     repriced options)                                          1,209,682       1,302,470       2,651,492       2,686,098
    Repriced stock options expense                                387,514         182,650         187,464         182,650
    Research and development                                       86,123          45,601         241,234         176,630
                                                             ------------    ------------    ------------    ------------
TOTAL EXPENSES                                                  1,683,319       1,530,721       3,080,190       3,045,378
                                                             ------------    ------------    ------------    ------------
(Loss) from continuing operations before under noted items       (673,265)       (542,152)     (1,078,931)     (1,318,050)
                                                             ------------    ------------    ------------    ------------
OTHER (EXPENSES) INCOME
    Interest (expense), net                                       (80,889)        (28,784)       (168,752)        (73,562)
    Other income (expense), net                                     2,405          45,139          (3,368)        119,258
    Gain (loss) on sale of holdings                                    31             288          (2,004)          7,194
    Gain on sale of equity in subsidiary                                -               -         742,568               -
                                                             ------------    ------------    ------------    ------------
TOTAL OTHER INCOME (EXPENSE)                                      (78,453)         16,643         568,444          52,890
                                                             ------------    ------------    ------------    ------------
(Loss) before income taxes and minority interest                 (751,718)       (525,509)       (510,487)     (1,265,160)

Income taxes (recovery)                                           (32,868)        (33,868)              -         (64,142)
                                                             ------------    ------------    ------------    ------------
(Loss) before minority interest                                  (718,850)       (491,641)       (510,487)     (1,201,018)

Minority interest in loss                                          36,569          47,278          74,585         127,938
                                                             ------------    ------------    ------------    ------------
NET (LOSS)                                                   $   (682,281)   $   (444,363)   $   (435,902)   $ (1,073,080)
                                                             ============    ============    ============    ============
BASIC (LOSS) PER SHARE                                       $      (0.06)   $      (0.05)   $      (0.04)   $      (0.12)
                                                             ============    ============    ============    ============
DILUTED (LOSS) PER SHARE                                     $      (0.06)   $      (0.05)   $      (0.04)   $      (0.12)
                                                             ============    ============    ============    ============
WEIGHTED SHARES USED IN COMPUTATION - BASIC                    12,228,892      10,706,049      11,826,778      10,699,399
                                                             ============    ============    ============    ============
WEIGHTED SHARES USED IN COMPUTATION - DILUTED                  12,228,892      10,706,049      11,826,778      10,699,399
                                                             ============    ============    ============    ============

                 See notes to consolidated financial statements

                  CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                                 (Expressed in U.S. Currency)
                                                                  Six Months Ended June 30,
                                                                  --------------------------
                                                                      2004          2003
                                                                  -----------   ------------
                                                                    (Note 2)      (Note 2)
CASH FLOW FROM OPERATING ACTIVITIES:
 Net loss from continuing operations                              $  (435,902)  $ (1,073,080)

 Adjustments to reconcile net loss from operating activities:
  Depreciation and amortization                                       230,819        212,550
  Gain on sale of subsidiary                                          742,568              -
  (Loss) gain on sale of holdings                                       2,004         (7,194)
  Minority interest in losses of subsidiaries                         (74,585)      (127,938)
  Pension expense                                                      16,258         14,692
  Deferred tax income                                                  58,559        (64,142)
  Stock option compensation                                           187,464        182,650

 Changes in non-cash working capital items
  Decrease (increase) in trade receivables                            900,147       (505,705)
  Decrease in inventory                                               467,308          3,165
  (Increase) decrease in prepaid expenses and other                   (11,234)        12,581
  Decrease in income taxes receivable                                  66,953        412,154
  Increase (decrease) in trade payables and accrued liabilities      (544,766)     1,128,675
                                                                  -----------   ------------
                                                                    2,041,495      1,261,488
                                                                  -----------   ------------

CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                     1,605,593        188,408
                                                                  -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Disposal (purchase) of property and equipment                        165,005         (8,630)
 Proceeds from sale of holdings                                         2,432         46,724
                                                                  -----------   ------------
CASH PROVIDED BY INVESTING ACTIVITIES                                 167,437         38,094
                                                                  -----------   ------------
CASH FLOWS (USED) FROM FINANCING ACTIVITIES:
 Increase (decrease) in bank indebtedness                              (5,000)        15,364
 Increase (decrease) in note payable to officer                      (713,289)       553,360
                                                                  -----------   ------------
CASH PROVIDED (USED) BY FINANCING ACTIVITIES                         (718,289)       568,724
                                                                  -----------   ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
 CASH EQUIVALENTS                                                    (211,967)        19,656
                                                                  -----------   ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                             842,774        814,882

CASH AND CASH EQUIVALENTS - beginning of period                       225,535        218,003
                                                                  -----------   ------------
CASH AND CASH EQUIVALENTS - end of period                         $ 1,068,309   $  1,032,885
                                                                  ===========   ============

                 See notes to consolidated financial statements

                  CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                        STATEMENT OF COMPREHENSIVE INCOME

                                   (UNAUDITED)

                                                        (Expressed in U.S. Currency)
                                                         Three months ended June 30,        Six months ended June 30,
                                                            2004            2003             2004             2003
                                                        -----------      -----------      -----------      -----------
Net (loss)                                              $  (682,281)     $  (444,363)        (435,902)     $(1,073,080)
                                                        -----------      -----------      -----------      -----------
Other comprehensive income, net of tax:
    Foreign currency translation adjustments                (95,491)        (257,369)         136,790         (436,950)
    Unrealized holding gains:
    Unrealized holding losses arising during period
        (see note below)                                        165           (1,002)           1,387           (5,308)
                                                        -----------      -----------      -----------      -----------
    Total other comprehensive income (loss)                 (95,326)        (258,371)         138,177         (442,258)
                                                        -----------      -----------      -----------      -----------
    Comprehensive (loss) during period                  $  (777,607)     $  (702,734)     $  (297,725)     $(1,515,338)
                                                        ===========      ===========      ===========      ===========
      Note:Unrealized holding losses are net of tax
        (benefit) of $110 and ($668) for the three
        months ended June 30, 2004 and 2003
        respectively and $925 and ($3,539) for the
        six months ended June 30, 2004 and 2003
        respectively.

                 See notes to consolidated financial statements

                  CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

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

            The Company's primary need for cash is to maintain its ability to support the operations and ultimately the carrying values of certain of its individual investee companies. The Company is actively pursuing the sale of a portion of its interests in two of its investee companies as a source of funds, as well as reducing its cash flow needs. The Company has been successful in obtaining $1 million (Cdn funds) through this method over the last year. In addition the Company has borrowed $374,850 from one of its investee directors. The Company will continue to assist its investee companies in their efforts to obtain outside financing in order to fund the growth and development of their respective businesses and has taken steps to reduce the operating cash requirements of the parent company and its investees. The Company is also seeking outside investment. There is no assurance that these initiatives will be successful or that the Company or certain of its investees will continue to have adequate cash resources and capital to be able to continue as going concerns.

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

            If the Company had applied the recognition provisions of SFAS 123 using the Black-Scholes option pricing model, the resulting pro-forma net income (loss) available to common shareholders, and pro-forma net income
      (loss) available to common shareholders per share would be as follows:

                                                  For the three months ended         For the six months ended
                                                 ----------------------------      ----------------------------
                                                           June 30,                          June 30,
                                                 ----------------------------      ----------------------------
                                                    2004              2003             2004            2003
                                                 -----------      -----------      -----------      -----------
Net (loss) to common shareholders, as
reported                                         $  (683,051)     $  (529,528)     $  (437,442)     $(1,242,474)
Deduct (Add): Stock-based
compensation, net of tax                              38,164           20,013           38,164           20,013
                                                 -----------      -----------      -----------      -----------
Net (loss) available to common
shareholders, pro-forma                          $  (721,215)     $  (549,541)     $  (475,606)     $(1,262,487)
                                                 ===========      ===========      ===========      ===========

Basic and diluted earnings (loss) per share:

                          As reported -          $      (.06)     $      (.05)     $      (.04)     $      (.12)
                            Pro-forma -          $      (.06)     $      (.05)     $      (.04)     $      (.12)

      The above stock-based employee compensation expense has been determined utilizing a fair value method, the Black-Scholes option-pricing model.

      The Company has recorded no compensation expense for stock options as none were granted to employees during the three months or six months ended June 30, 2004 and June 30, 2003.

      In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                            For the Six months Ended June 30,
                            ---------------------------------
                                 2004               2003
                                 ----               ----
Risk free interest rate          5.0%               5.0%
Expected life                 5.0 years          5.0 years
Dividend rate                   0.00%              0.00%
Expected volatility             95.2%              95.2%

3.    SALE OF EQUITY IN SUBSIDIARY

            As of March 25, 2004, SRE as a result of signing a Memorandum of Agreement, has received $500,000 Cdn investment in new equity into SRE. As part of the requirements of the new investment, all debt in SRE, including $1,751,000 in debt held by CVF, but excluding $390,000 Cdn held by other shareholders of SRE was converted into equity. The net result of the new investment and the restructuring of the debt is that CVF holds approximately 37% of the equity of SRE. The gain of $742,568 is shown as a separate line, "Gain on sale of equity in subsidiary" in other income within the income statement.

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

5.    INVENTORY

      Inventory consists of the following:

                              June 30, 2004   December 31, 2003
                              -------------   -----------------
Raw Material                  $      39,011   $        568,364
Finished goods                       62,081             87,071
Less obsolescence reserve                 -            (69,426)
                              -------------   ----------------
                              $     101,092   $        586,009
                              -------------   ----------------

6.    INVESTMENTS

            The following table provides certain summarized unaudited financial information related to the Company's equity basis holdings:

                          Six Months Ended June 30,
                          -------------------------
                             2004           2003
                          ----------     ----------
Net Sales                 $1,054,351     $   94,486
Gross profit on sales        282,504         31,180
                          ----------     ----------
Net  loss                 $ (553,916)    $ (112,787)
                          ----------     ----------

            Included in the above results for the six months ended June 30, 2004 are the full six months of SRE results. The first 86 days of 2004 (the date CVF's equity holdings in SRE changed from above 50% to 37%) are also included in the consolidated results.

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

      The Company has implemented new accounting standards as follows:

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

10.   STOCK OPTIONS AND WARRANTS

            Due to the re-pricing of stock options in 2002 those options are subject to variable plan accounting using the intrinsic value method as prescribed by APB-25. As the fair market value of the Company's stock as of June 30, 2004 was $0.45 compared to $0.32 at March 31, 2004, compensation expense of $116,251 was recorded during the 2004 second quarter (during the 2003 second quarter compensation expense of $182,650 was recorded). As the fair market value of the Company's stock as of March 31, 2004 was $0.32 compared to $0.41 at December 31, 2003, a reversal of compensation expense of $200,050 was recorded during the 2004 first quarter.

            Due to the re-pricing of Biorem stock options in 2003 those options are subject to variable plan accounting using the intrinsic value method as prescribed by APB-25. As the fair market value of the Company's stock as of June 30, 2004 was $1.58 cdn compared to $0.80 cdn at March 31, 2004, compensation expense of $271,263 was recorded during the 2004 second quarter.

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

      Industry Segments for the Six Months Ended June 30, 2004 and 2003


                               Biorem-        Machine        Identification         Natural           Corporate
                              ediation       Controls *         Systems          Horticultural      Administration         Total
2004                         $               $               $                   $                  $                   $
Sales                         3,763,678         398,670             304,097            195,187                   -       4,661,632
Income (Loss) from
continuing operations
before other income             196,019        (204,063)           (125,945)          (177,893)           (767,049)     (1,078,931)
Other income                    (56,886)         (7,922)            (24,693)                 -             (20,093)       (109,594)
Income (loss) from
continuing operations
before income taxes             139,133        (211,985)           (150,638)          (177,893)           (787,142)     (1,188,525)

2003
Sales                         3,106,043         743,728             332,739            245,338                   -       4,427,848
Income (Loss) from
continuing operations
before other income
(expense)                       459,438        (327,854)            (61,412)          (436,826)           (951,396)     (1,318,050)
Other income (expense)           29,128          (6,057)            (28,838)                 -              58,657          52,890
(Loss) from continuing
operations before income
taxes                           488,566        (333,911)            (90,250)          (436,826)           (892,739)     (1,265,160)

* Six months 2004 Machine Controls numbers above includes only January 1, 2004 through March 24, 2004 as CVF no longer consolidates the company as of March 24, 2004 while the six months 2003 includes the full period.

12.   CONTINGENCIES

            The Company is currently under an audit by the Internal Revenue Service ("IRS"). As part of the audit, the IRS indicated that they reviewed the treatment of capital losses claimed in the prior year and refunds of $2,532,000 received in 2001. A proposed deficiency in federal income tax was issued by the IRS on December 1, 2003 totaling $2,969,123. On February 5, 2004 CVF issued a formal protest to the proposed deficiency and it is expected that this will now go before appeals at the IRS. If it is not resolved at the appeals level of the IRS, CVF intends to challenge the IRS ruling in federal tax court, as CVF and its legal counsel strongly believes its original deductions were correctly taken. This process could take up to 2 more years to be resolved.

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

            In June 2004, the Company issued 17,046 shares of its common stock in consideration of consultation services to the Company. The expense associated with this was $7,500 and was expensed in 2004.

14.   DEBT DUE TO OFFICERS AND DIRECTORS OF SUBSIDIARIES

            Included in current portion of long-term debt and in long term notes payable - officers and directors - are amounts due to subsidiary officers and subsidiary directors totaling $449,820 and $749,700 respectively at June 30, 2004. These notes accrue interest at varying interest rates from Canadian prime interest rate plus 3% or 4%, to fixed rates of 5%, 10% or 12%.

            In September 2003 a director of Biorem closed on a $1 million Canadian (approximately $ 762,700 US) convertible note to the subsidiary bearing interest at 10% per annum and convertible into the common stock of the subsidiary at $1.76 cnd per share. The note has a 3 year term. If converted the holder of the note will be entitled to a 7 1/2 % ownership interest in Biorem on a fully diluted basis.

15.   SUBSEQUENT EVENTS

            In July 2004 the lawsuit initiated in early 2004 by a minority shareholder of Biorem was settled favorably resulting in one of the directors of Biorem purchasing the shares owned directly from the minority shareholder.

            In July 2004 a total of 774,962 common shares of the Company were issued to officers and/or directors of the Company who exercised stock options and/or warrants.

            In July 2004 Biorem entered advanced negotiations with several investment groups with the intention of taking Biorem public within the next 90 to 120 days.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW:

CVF Technologies Corporation ("CVF" or the "Company") was incorporated in 1995 from a limited partnership that originally formed in 1989, and is involved in the business of managing early and expansion stage companies primarily engaged in the environmental technology and information technology sectors. CVF's mandate is to acquire significant holdings in new and emerging technology companies and then to assist them in their management, and through them to engage in their respective businesses CVF's current holdings include investments made in its investee companies during the period from 1990 to the present.

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

On a stand-alone basis, CVF has no sales from operations. Sales and gross profit from sales reflect the operations of CVF's consolidated subsidiaries only. The consolidated subsidiaries are Biorem Technologies Inc. ("Biorem"), Gemprint(TM) Corporation ("Gemprint"), SRE Controls Inc. ("SRE") ") (results consolidated through March 24, 2004 only, the date CVF had its majority interest in SRE diluted), Ecoval Corporation ("Ecoval"), and CVF Capital Management Corporation ("CVF Capital Management") CVF records profit and loss using the equity method for companies in which CVF holds 50% to 20% ownership. These companies are Petrozyme Technologies Inc. ("Petrozyme"), IMT Systems ("IMT") and SRE (subsequent to March 24, 2004 when CVF's ownership position in SRE declined to 37%) "). The results of RDM Corporation ("RDM") and TurboSonic Technologies Inc. ("TurboSonic"), companies in which CVF has less than 20% ownership, are not included in the Consolidated Statement of Operations. CVF's investments in RDM and TurboSonic have been carried at market value on the Consolidated Balance Sheet under Holdings available for sale, at market.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003:

Consolidated sales of CVF subsidiaries for the three months ended June 30, 2004 amounted to $2,308,410, representing a decrease of $560,580 (20%) compared to sales of $2,868,990 for the same period in 2003.

For the three months ended June 30, 2004, SRE's sales are not included in CVF's consolidated results as CVF's ownership in SRE decreased to 37% during March 2004. SRE's sales that were consolidated in the 2003 period were $325,229. Biorem's sales decreased by $85,536 or 4% compared to the same quarter of 2003. This slight decrease was mainly due to a large increase in sales during the second quarter 2003 of $1,492,677 or 146% compared to the previous year's quarter. Ecoval's sales decreased by $98,291 (58%) as Ecoval had a relatively strong sales quarter in the the first quarter of 2004 when sales increased by $48,140 or 64% higher than the 2003 first quarter. Gemprint's sales decreased by $45,286 or 24% compared to the same quarter of 2003 due to lower diamond registrations and lower system sales. Also the weaker US dollar in the 2004 period contributed to the decrease.

CVF's gross margin of $1,010,054 for the second quarter of 2004 represents an increase of $21,485 (2%) from the same period last year. Overall gross margin of CVF as a percentage of sales increased to 43.8% for the second quarter of 2004 from 34.5% for the second quarter of 2003. This increase is mainly due to Biorem which had $111,187 higher gross margin in the second quarter of 2004 due to higher margin business (42.3% in the 2004 period versus 35.5% in 2003 period). Ecoval's gross margin increased by $23,730 due to generally improved margin percentages on its business. The effect of no longer consolidating SRE resulted in $90,675 lower gross margin in the second quarter of 2004. Gemprint had a gross margin decrease of $22,757 (17%) due to weaker high-margin Gemprint(TM) registrations.

Selling, general and administrative expenses (excluding repriced stock options expense) on a consolidated basis for the three months ended June 30, 2004 amounted to $1,209,682, representing a decrease of $92,788 (7%) compared to expense of $1,302,470 for the same period in 2003. The decrease is due mainly to $243,116 lower expenses at SRE due to CVF no longer consolidating that company and $37,100 (26%) lower consulting fees. These decreases are off set somewhat by higher expenses at Biorem due to the high sales activity. Management continues to undertake a concerted effort to effect an overall reduction in administrative costs. Over the past 3 years CVF has undertaken many initiatives to lower the Company's expenses. (See further discussion in the Liquidity and Capital Resources section).

Repriced stock options expense for the three months ended June 30, 2004 amounted to $387,514, representing an increase of $204,864 (112%) compared to expense of $182,650 for the same period in 2003. The majority of this increase is due to $271,263 of expense (versus $ nil in the 2003 period) recorded in the 2004 period due to an increase in the value of the repriced Biorem stock options. Offsetting this somewhat is $66,399 lower expense ($116,251 of expense in the 2004 period versus $182,650 of expense in the 2003 period) related to the change in the CVF market price and the related effect on the outstanding CVF stock options.

Research and development expenses for the second quarter of 2004 amounted to $86,123 compared to $45,601 incurred in the comparable 2003 period, or an increase of $40,522 (89%). Spending increased at Biorem offset somewhat by a decrease in spending for such activity at Ecoval.

Net interest expense increased to $80,889 for the second quarter of 2004 compared to net interest expense of $28,784 for the second quarter of 2003. This increase is due to an increase in loans outstanding in the 2004 period.

Other income decreased to $2,405 in the second quarter of 2004 from income of $45,139 for the second quarter of 2003 due to foreign currency exchange related to the weakening US dollar.

Minority interest portion of the loss decreased to $36,569 in the second quarter of 2004 from $47,278 in the comparable 2003 period. This amount in the 2004 period relates only to Gemprint while the 2003 period loss related to Gemprint and SRE. SRE's minority interest balance is now zero since its results are no longer consolidated with the Company.

CVF, on a consolidated basis, recorded a net loss of $294,767 (excluding the expense associated with the repriced stock options) for the three months ended June 30, 2004 compared to a loss of $261,713 (also excluding the repriced options expense in the 2003 period). By including the stock option expense in both periods the loss was $682,281 in the 2004 period compared to a loss of $444,363 in the 2003 period.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003:

Consolidated sales of CVF for the six months ended June 30, 2004 amounted to $4,661,632, representing an increase of $233,784 (5%) compared to sales of $4,427,848 for the same period in 2003. Biorem's sales increased by $657,635 or 21% compared to the same period of 2003. This increase was mainly due to numerous modular system installations in the US in the 2004 period. Effective March 25, 2004, SRE's results are no longer included in CVF's consolidated results as CVF's ownership in SRE decreased to 37%. SRE's sales that were consolidated in the 2004 period were $398,670 (from the 1st quarter only), compared to $743,728 (from the first two quarters) in the 2003 period or a decrease of $345,058 (46%). Ecoval's sales decreased by $50,151 (20%) as Ecoval had a relatively weak sales quarter in the second quarter of 2004. Gemprint's sales decreased by $28,642 or 9% compared to of 2003 due to lower diamond registrations and lower system sales. Also the weaker US dollar in the 2004 period contributed to the decrease.

CVF's gross margin of $2,001,259 for the first six months of 2004 represents an increase of $273,931 (16%) from the same period last year. Overall gross margin as a percentage of sales increased to 42.9% for the first six months of 2004 from 39.0% for the first six months of 2003. This increase is mainly due to Biorem which had $394,719 higher gross margin in the 2004 period due to higher margin business (42.7 % in the 2004 period versus 39.1 % in 2003 period). Ecoval's gross margin increased by $50,266 due to generally improved margin percentages on its business. SRE had $136,962 lower gross margin in the 2004 period as SRE's sales are no longer consolidated in CVF's results. Gemprint had a gross margin decrease of $34,092 (14%) due to weaker sales.

Selling, general and administrative expenses (excluding repriced stock options expense) on a consolidated basis amounted to $2,651,492 for the first six months of 2004 representing a decrease of $34,606 (1%) compared to expense of $2,686,098 for the same period in 2003. The decrease is due mainly to $268,925 lower expenses at SRE due to CVF no longer consolidating that company, $112,650 is due to one of the Company's subsidiaries settling a claim with a former officer during the 2003 period and consulting fees were $32,910 (12%) lower in the 2004 period. Theses decreases are off set somewhat by higher expenses at Biorem due to the high sales activity. Management continues to undertake a concerted effort to effect an overall reduction in administrative costs. Over the past 3 years CVF has undertaken many initiatives to lower the Company's expenses. (See further discussion in the Liquidity and Capital Resources section).

Repriced stock options expense for the six months ended June 30, 2004 amounted to $187,464, representing an increase of $4,814 (3%) compared to expense of $182,650 for the same period in 2003.The majority of this increase is due to $271,263 of expense (versus $ nil in the 2003 period) recorded in the 2004 period due to an increase in the value of the repriced Biorem stock options. Offsetting this somewhat is $266,449 lower expense ($83,799 of income in the 2004 period versus $182,650 of expense in the 2003 period) related to the change in the CVF market price and the related effect on the outstanding CVF stock options.

Research and development expenses for the six months ended June 30, 2004 were $241,234 compared to $176,630 in the 2003 period, or an increase of $64,604 (37%). Spending increased at Biorem offset somewhat by a decrease in spending for such activity at Ecoval.

Net interest expense for the first six months of 2004 increased to $168,752 from $73,562 in the 2003 period. This increase is due to an increase in loans outstanding in the 2004 period.

Other income decreased to $3,368 expense in the 2004 period from income of $119,258 for the 2003 period due to foreign currency exchange related to the weakening US dollar.

Loss on sale of holdings amounted to $2,004 in the 2004 period compared to $7,194 income in the 2003 period. In the 2004 period the Company sold additional holdings in TurboSonic and in the 2003 period some holdings in RDM. The remaining holdings are relatively small and are not expected to contribute significant gains to the Company.

Gain on sale of equity in subsidiary totaling $742,568 in the 2004 period represented the Company agreeing to an restructuring of SRE whereby CVF's equity position decreased from 75% to 37%.

Minority interest portion of the loss decreased to $74,585 in the 2004 period from $127,938 in the comparable 2003 period. This amount in the 2004 period relates only to Gemprint while the 2003 period loss related to Gemprint and SRE. SRE's minority interest balance is now zero since its results are no longer consolidated with the Company.

CVF recorded a net loss of $435,902 for the six months ended June 30, 2004 resulting from the operations described above, a decrease of 59% compared to the prior year period. This compares to a net loss of $1,073,080 incurred in the corresponding period of 2003.

LIQUIDITY AND CAPITAL RESOURCES:

Stockholders' deficit as of June 30, 2004 amounted to $2,945,884 compared to a deficit of $3,732,580 at December 31, 2003. This net decrease in the deficit of $786,696 is primarily attributable to the restructuring of the Series B Preferred Stock and offset somewhat by a net loss of $435,902 which was recognized in the first six months of 2004.

The current ratio of CVF at June 30, 2004 is .51 to 1, which has decreased from ..58 to 1 at December 31, 2003.

CVF management anticipates that over the next twelve month period CVF should have sufficient cash from various sources to sustain itself. Between cash on hand, the issuance of new securities, and the sales of a portion of its holdings in certain investee companies, the Company expects to have enough cash to fund itself and certain of its investee companies that are currently not profitable. Additionally, CVF has limited outside debt and a line of credit could be sought. The Company has been successful in obtaining $ 1 million Canadian in financing through an investment into one of its holdings in September 2003, and in 2003 received $961,000 as repayment of back interest and dividends from one of its investee companies. During the first six months of 2004, CVF received $400,000 Canadian, $200,000 Canadian, $73,647 Canadian and $7,512 Canadian respectively in redemption of preferred shares, loans as well as interest and dividend payments from one of its investee companies.

Over the past two and a half years CVF has undertaken many initiatives to lower the parent company's expenses. These initiatives have included lowering the head count of its office staff as well as the elimination of two executive positions. Approximately a year ago CVF changed its auditing firm from a major national firm to a smaller firm which will save CVF in excess of $100,000 annually. The use of consultants has been significantly reduced except those consultants who agree to receive their fee in CVF common shares. Travel and entertainment has been significantly reduced over the two years and will continue at the reduced level going forward. CVF management has adopted a very aggressive cost and expenditure controls and monitoring policy.

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

The Company no longer anticipates having to fund Gemprint or Biorem as both are currently operating on positive cash flow, although no assurances can be given that this trend will continue. Also the Company no longer anticipates that it will be funding SRE.

As at June 30, 2004, CVF's cash balance was $1,068,309 which is an increase of $842,774 compared to December 31, 2003. Of this amount, $995,620 is attributable to consolidation of results with its subsidiaries. The primary source of cash for the Company is expected to be from sale of a portion of its investments in its subsidiaries or from CVF issuing additional securities. The company is pursuing opportunities to raise funds from potential investors in CVF. In addition, certain subsidiaries are producing a significant positive cash flow and will be able to supplement other cash requirements of the Company. If the above mentioned liquidity events do not occur, the Company estimates that it could run out of operating cash in the second quarter of 2005, if other sources of cash are not available. The Company will also continue to assist its investee companies in their efforts to obtain outside financing in order to fund their growth and development of their business plans. Certain of the Company's financial obligations included in current liabilities are related to items that will not be paid in the near term. The Company will carefully manage its cash payments on such obligations.

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

The Company adopted the provisions of SFAS No. 141 on July 1, 2001. Such adoption had no effect on the Company's financial position or results of operations. The Company adopted the provisions of SFAS No. 142 effective January 1, 2002, at which time the amortization of the Company's existing goodwill ceased. The new standard also required that the Company test the goodwill for impairment. Any impairment, arising from the test, is charged to income. As of December 31, 2003 the Company's goodwill was tested and the Company calculated that no impairment existed at that time. No further circumstances have arisen during the first six months of fiscal 2004 that would indicate an impairment of goodwill has occurred subsequent to year end.

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

In February 2004 the Company's outstanding Series B Convertible Preferred Stock was restructured in a transaction agreed to with the holder of this stock. The holder exchanged its Series B Convertible Preferred Stock with a stated value of $3,385,000 and accrued dividends of approximately $673,600 for 1,000,000 shares of the Company's common stock and a new Series C 6% Convertible Preferred Stock with a stated value of $1,000,000, convertible into common stock at $1 per share. The Series C Preferred will be subject to mandatory redemption on February 27, 2006; however, the Company's obligation to redeem will be limited to cash available to it at that time in excess of one year's prospective working capital. The Company also issued to the former Series B holder a three-year warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $0.35 per share

Stock Options/Warrants - Due to the re-pricing of stock options in 2002 those options are subject to variable plan accounting using the intrinsic value as prescribed by APB-25. As the fair market value of the Company's stock as of June 30, 2004 was $0.45 compared to $0.32 at March 31, 2004, a compensation expense of $116,251 was recorded during the 2004 second quarter. Also, as the fair market value of the Company's stock as of March 31, 2004 was $0.32 compared to $0.41 at December 31, 2003, a reversal of compensation expense of $200,050 was recorded during the 2004 first quarter. Due to the re-pricing of Biorem stock options in 2003 those options are subject to variable plan accounting using the intrinsic value method as prescribed by APB-25. As the fair market value of the Company's stock as of June 30, 2004 was $1.58 cdn compared to $0.80 cdn at March 31, 2004, compensation expense of $271,263 was recorded during the 2004 second quarter.

The Company also issued warrants which were priced at $0.16 on April 16, 2002. The warrants are fully vested and subject to fair value accounting in accordance with SFAS 123.

FINANCIAL CONSIDERATIONS:

Early Stage Development Companies. Each of the investees is an early stage development company with a limited relevant operating history upon which an evaluation of its prospects can be made and prone to the risks of all early stage development companies, including those described under "Forward Looking Statements". As such, there can be no assurance of the future success of any of the investees.

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

AMEX Listing. CVF received notice from the AMEX during the second quarter of 2004 that CVF is no longer eligible to remain listed on the AMEX, subject to a meeting with the AMEX in September 2004 at which time CVF will present its case for a continued listing. In the event CVF is unsuccessful in presenting its case to the AMEX, CVF will be delisted from the AMEX. In such an event, CVF would seek to have its common stock quoted on the National Association of Securities Dealers' Over-the-Counter Bulletin Board, or OTCBB. This may adversely affect shareholders' ability to trade CVF common stock, as the OTCBB market is generally less liquid and more volatile than the AMEX. In addition, any such delisting of CVF's common stock could result in a decline in CVF's stock price. In order to offset the effect of a possible AMEX delisting, CVF will apply for a listing on a Canadian stock exchange.

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

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.

      In May 2004, the Company issued 22,756 shares of its common stock to one its officers who exercised stock options. These shares were registered in an S-8 filing June 9, 2000.

      In June 2004, the Company issued 17,046 shares of its common stock in consideration of consultation services to the Company. This transaction was exempt from registration under Section 4 (2) of the Securities Act of 1933, as amended.

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

DATED: August 16, 2004

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

                             By: /s/ Robert L. Miller
                                 -----------------------------------
                             Name:  Robert L. Miller
                             Title: Chief Financial Officer

                                 EXHIBIT INDEX

           No.                          Description
         ------   -----------------------------------------------------
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