Form 10QSB
period 2004-09-30
CVF TECHNOLOGIES CORP
filed 2004-11-15
CIK 1032997

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     As of November 10, 2004, there were 13,690,035 shares of common stock, $0.001 par value per share, of the issuer outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Expressed in U.S. Currency)
	September 30,	December 31,
	2004	2003
	(unaudited)	(audited)
	(Note 2)	(Note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$878,761	$225,535
Trade receivables	1,826,035	2,461,980
Inventory (Note 6)	392,553	586,009
Prepaid expenses and other	174,915	75,669
Income taxes receivable	468,225	550,830

TOTAL CURRENT ASSETS	3,740,489	3,900,023
Property and equipment, net of accumulated depreciation	351,507	220,889
Loans receivable	142,251	142,251
Holdings available for sale, at market	1,960	4,772
Technology, net of accumulated amortization	—	228,001
Goodwill	1,405,222	1,405,222

TOTAL ASSETS	$5,641,429	$5,901,158

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt (Note 15)	$475,680	$82,297
Subsidiary loans past due or in default	227,407	221,269
Accounts payables and accrued liabilities	5,483,162	6,212,368
Preferred and other non-voting stock of subsidiaries	198,200	192,850

TOTAL CURRENT LIABILITIES	6,384,449	6,708,784

Notes payable - officers and directors (Note 15)	810,276	1,836,256
Notes payable - other	25,000	—
Deferred income taxes	267,388	368,566
Minority interest	—	79,220
Pension obligation	576,231	577,457

	1,678,895	2,861,499

Redeemable Series A preferred stock, $0.001 par value, redeemable at $18.25 per share, authorized 500,000 shares, issued and outstanding 3,477 shares	63,455	63,455

	8,126,799	9,633,738

STOCKHOLDERS’ (DEFICIT) EQUITY:
Common stock, $0.001 par value, authorized 50,000,000 shares, 13,083,974 issued (2003: 10,855,549) and in treasury 481,700 (2003: 481,700)	13,566	11,338
Series B convertible preferred stock, $0.001 par value, liquidation preference of 130% of stated value, authorized, issued and outstanding 339,000 shares (Note 8)	—	339
Series C convertible preferred stock, $0.001 par value, issued and outstanding 100,000 shares (Note 8)	100	—
Warrants	111,094	111,094
Additional paid in capital	30,385,033	28,473,130
Treasury stock	(2,747,174)	(2,747,174)
Accumulated other comprehensive loss	(1,878,212)	(1,750,291)
Accumulated deficit	(28,369,777)	(27,831,016)

TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(2,485,370)	(3,732,580)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$5,641,429	$5,901,158

See notes to consolidated financial statements

CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	(Expressed in U.S. Currency)
	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(Note 2)	(Note 2)	(Note 2)	(Note 2)
SALES	$2,365,797	$2,228,015	$7,027,429	$6,655,863
Cost of sales	1,083,751	1,197,293	3,744,124	3,897,813

GROSS MARGIN	1,282,046	1,030,722	3,283,305	2,758,050

EXPENSES:
Selling, general and administrative (excluding repriced options)	1,414,883	1,352,712	4,066,375	4,038,810
Repriced stock options expense	(84,070)	70,250	103,394	252,900
Research and development	71,190	159,835	312,424	336,465

TOTAL EXPENSES	1,402,003	1,582,797	4,482,193	4,628,175

(Loss) from continuing operations before under noted items	(119,957)	(552,075)	(1,198,888)	(1,870,125)

OTHER (EXPENSES) INCOME
Interest (expense), net	(78,673)	(47,250)	(247,425)	(120,812)
Other income (expense), net	27,761	(58,787)	24,393	60,471
Gain (loss) on sale of holdings	(17)	122	(2,021)	7,316
Gain on sale of equity in subsidiary	—	—	742,568	—

TOTAL OTHER (EXPENSE) INCOME	(50,929)	(105,915)	517,515	(53,025)

(Loss) before income taxes and minority interest	(170,886)	(657,990)	(681,373)	(1,923,150)
Income taxes (recovery)	5,307	(34,255)	5,307	(98,397)

(Loss) before minority interest	(176,193)	(623,735)	(686,680)	(1,824,753)
Minority interest in loss	2,869	15,180	77,454	143,118

NET (LOSS)	$(173,324)	$(608,555)	$(609,226)	$(1,681,635)

BASIC (LOSS) PER SHARE	$(0.01)	$(0.06)	$(0.05)	$(0.18)

DILUTED (LOSS) PER SHARE	$(0.01)	$(0.06)	$(0.05)	$(0.18)

WEIGHTED SHARES USED IN COMPUTATION - BASIC	12,812,438	10,740,174	12,157,730	10,713,140

WEIGHTED SHARES USED IN COMPUTATION - DILUTED	12,812,438	10,740,174	12,157,730	10,713,140

See notes to consolidated financial statements

CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	(Expressed in U.S. Currency)
	Nine Months Ended September 30,
	2004	2003
	(Note 2)	(Note 2)
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(609,226)	$(1,681,635)
Adjustments to reconcile net loss from operating activities:
Depreciation and amortization	274,669	326,366
Gain on sale of subsidiary	742,568	—
Gain (loss) on sale of holdings	2,021	(7,316)
Minority interest in losses of subsidiaries	(77,454)	(143,118)
Pension expense	24,321	22,160
Deferred tax expense (income)	5,307	(98,397)
Stock option compensation	585,992	252,900
Changes in non-cash working capital items
Decrease (increase) in trade receivables	669,957	(939,165)
Decrease in inventory	199,503	13,370
(Increase) decrease in prepaid expenses and other	(92,417)	36,936
Decrease in income taxes receivable	93,120	443,710
(Decrease) increase in trade payables and accrued liabilities	(857,653)	1,131,329

	1,569,934	1,038,775

CASH PROVIDED (USED IN) BY OPERATING ACTIVITIES	960,708	(642,860)

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal (purchase) of property and equipment	97,038	(37,959)
Proceeds from sale of holdings	2,432	46,724
(Purchase) of treasury shares	(69,688)	—

CASH PROVIDED BY INVESTING ACTIVITIES	29,782	8,765

CASH FLOWS (USED) FROM FINANCING ACTIVITIES:
(Decrease) increase in bank indebtedness	(5,042)	84,791
(Decrease) increase in note payable to officer	(694,980)	1,294,440
Issuance of common stock	681,012	—

CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(19,010)	1,379,231

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(318,254)	(159,382)

NET INCREASE IN CASH AND CASH EQUIVALENTS	653,226	585,754
CASH AND CASH EQUIVALENTS - beginning of period	225,535	218,003

CASH AND CASH EQUIVALENTS - end of period	$878,761	$803,757

See notes to consolidated financial statements

CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES

STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	(Expressed in U.S. Currency)
	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net (loss)	$(173,324)	$(608,555)	$(609,226)	$(1,681,635)

Other comprehensive income, net of tax:
Foreign currency translation adjustments	(265,396)	53,854	(128,606)	(383,096)
Unrealized holding gains:
Unrealized holding losses arising during period (see note below)	(702)	603	685	(4,705)

Total other comprehensive income (loss)	(266,098)	54,457	(127,921)	(387,801)

Comprehensive (loss) during period	$(439,422)	$(554,098)	$(737,147)	$(2,069,436)

Note: Unrealized holding losses are net of tax (benefit) of ($468) and $402 for the three months ended September 30, 2004 and 2003 respectively and $457 and ($3,137) for the nine months ended September 30, 2004 and 2003 respectively.

See notes to consolidated financial statements

CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)

(Dollars Expressed in U.S. Currency)

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

2. ACCOUNTING POLICIES

     (i) Going Concern

     These consolidated financial statements have been prepared on a going concern basis, which presumes that assets will be realized and liabilities discharged in the normal course of business over the foreseeable future. The Company’s current liabilities exceed its current assets and the Company has incurred significant losses over the past six years, which have reduced the Company’s cash reserves, and depleted stockholders’ equity. Further, the Company has contingent liabilities (note 13). These conditions raise substantial doubt about the Company’s ability to continue in the normal course of business as a going concern.

     The Company’s primary need for cash is to maintain its ability to support the operations and ultimately the carrying values of certain of its individual investee companies. From time to time, the Company may pursue the sale of a portion of its interests in some of its investee companies as a source of funds, as well as reducing its cash flow needs. The Company has been successful in obtaining $1 million (Cdn funds) through this method over the last year. In addition the Company has borrowed $374,850 from one of its investee directors. The Company will continue to assist its investee companies in their efforts to obtain outside financing in order to fund the growth and development of their respective businesses and has taken steps to reduce the operating cash requirements of the parent company and its investees. The Company is also seeking outside investment. There is no assurance that these initiatives will be successful or that the Company or certain of its investees will continue to have adequate cash resources and capital to be able to continue as going concerns.

     The Company’s ability to continue to realize assets and discharge liabilities in the normal course of business is uncertain. These financial statements do not include any of the adjustments to the amounts or classification of assets and liabilities that might be necessary should the Company be unable to continue its business in the normal course.

     (ii) Stock Based Compensation Plans

     The Company accounts for stock-based compensation plans under Accounting Principles Board Opinion 25, (APB 25) Accounting for Stock Issued to Employees and the related interpretation, for which no compensation cost is recorded in the statement of operations for the estimated fair value of stock options issued with an exercise price equal to the fair value of the common stock on the date of grant. Statement of Financial Accounting Standards No.123 (SFAS 123) Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148 (SFAS 148) Accounting for Stock-Based Compensation – Transition and Disclosure, requires that companies, which do not elect to account for stock-based compensation as prescribed by this statement, disclose the pro-forma effects on earnings and earnings per share as if SFAS 123 has been adopted.

     If the Company had applied the recognition provisions of SFAS 123 using the Black-Scholes option pricing model, the resulting pro-forma net income (loss) available to common shareholders, and pro-forma net income (loss) available to common shareholders per share would be as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net (loss) to common shareholders, as reported	$(174,102)	$(694,656)	$(611,544)	$(1,937,130)
Deduct (Add): Stock-based compensation, net of tax	—	—	38,164	—

Net (loss) available to common shareholders, pro-forma	$(174,102)	$(694,656)	$(649,708)	$(1,937,130)

Basic and diluted earnings (loss) per share:
As reported -	$(.01)	$(.06)	$(.05)	$(.18)
Pro-forma -	$(.01)	$(.06)	$(.05)	$(.18)

The above stock-based employee compensation expense has been determined utilizing a fair value method, the Black-Scholes option-pricing model.

The Company has recorded no compensation expense for stock options as none were granted to employees during the three months or nine months ended September 30, 2004 and September 30, 2003.

In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the Nine months Ended September 30,
	2004	2003
Risk free interest rate	5.0%	5.0%
Expected life	5.0 years	5.0 years
Dividend rate	0.00%	0.00%
Expected volatility	95.2%	95.2%

3. SALE OF EQUITY IN SUBSIDIARY

     As of March 25, 2004, SRE as a result of signing a Memorandum of Agreement, has received $500,000 Cdn investment in new equity into SRE. As part of the requirements of the new investment, all debt in SRE, including $1,751,000 in debt held by CVF, but excluding $390,000 Cdn held by other shareholders of SRE was converted into equity. The net result of the new investment and the restructuring of the debt is that CVF holds approximately 37% of the equity of SRE. The gain of $742,568 is shown as a separate line, “Gain on sale of equity in subsidiary” in other income within the income statement.

4. SALE OF EQUITY IN SUBSIDIARY

     On August 17, 2004, Biorem sold 500,000 of its common shares to a third party investor at a valuation of $2.00 Cdn per share resulting in net proceeds of $681,012.

5. INCOME (LOSS) PER SHARE

     Basic loss per share amounts are computed by dividing net loss from continuing operations available to common stockholders from continuing operation and loss from discontinued operations, and net loss available to common stockholders by the weighted average number of common shares outstanding during the period. The net loss from continuing operations and net loss available to common stockholders consists of net loss from continuing operations and net loss amounts reduced by the dividends on the Company’s Series A, B and C preferred stock. Diluted loss per share reflects the per share amount that would have resulted if diluted potential common stock had been converted to common stock, as prescribed by SFAS 128. The Company has presented dilutive income per share in those periods where there was net income and therefore reduced income per share and not presented dilutive loss per share information when the dilution would reduce the loss per share.

6. INVENTORY

Inventory consists of the following:

	September 30, 2004	December 31,2003
Raw Material	$339,504	$568,364
Finished goods	53,049	87,071
Less obsolescence reserve	—	(69,426)

	$392,553	$586,009

7. INVESTMENTS

     The following table provides certain summarized unaudited financial information related to the Company’s equity basis holdings:

	Nine Months Ended September 30,
	2004	2003
Net Sales	$1,767,613	$123,566
Gross profit on sales	584,522	37,836

Net loss	$(862,717)	$(168,326)

     Included in the above results for the nine months ended September 30, 2004 are the full nine months of SRE results. The first 86 days of 2004 (the date CVF’s equity holdings in SRE changed from above 50% to 37%) are also included in the consolidated results.

8. SERIES B PREFERRED DIVIDENDS

     In February 2004 the Company’s outstanding Series B Convertible Preferred Stock was restructured in a transaction agreed to with the holder of this stock. The holder exchanged its Series B Convertible Preferred Stock with a stated value of $3,385,000 and accrued dividends of approximately $673,600 for 1,000,000 shares of the Company’s common stock and a new Series C 6% Convertible Preferred Stock with a stated value of $1,000,000, convertible into common stock at $1 per share. The Series C Preferred will be subject to mandatory redemption on February 27, 2006; however, the Company’s obligation to redeem will be limited to available cash in excess of working capital requirements for the next twelve months. The Company also issued to the former Series B holder a three-year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.35 per share.

9. INTERIM FINANCIAL STATEMENT DISCLOSURES

     Certain information and footnote disclosures normally included in annual financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying unaudited interim financial statements. Reference is made to the Company’s audited financial statements for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2004.

10. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has implemented new accounting standards as follows:

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Entities”, (FIN No. 46) an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk and loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 requires disclosures about variable interest entities that companies are not required to consolidate but which the company has a significant variable interest. The consolidation requirements will apply immediately for newly formed variable interest entities created after January 31, 2003 and entities established prior to January 31, 2003, in the first fiscal year or interim period beginning after June 30, 2003. The Company does have investments in unconsolidated entities, but such entities are virtually inactive and CVF does not support them financially. The adoption of FIN No. 46 will not have a material impact on our consolidated results of operations and financial position.

Derivative Instruments and Hedging Activities

In April 2003, the FASB issued Statements of Financial Accounting Standards No.149 (“SFAS No. 149”), an amendment to SFAS No. 133. SFAS No. 149 clarifies under what circumstances a contract with initial investments meets the characteristics of a derivative and when a derivative contains a financing component. This SFAS is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 will not have a material impact on our consolidated results of operations and financial position.

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

In May 2003, the FASB issued Statements of Financial Accounting Standards No.150 (“SFAS No. 150”), SFAS No. 150 established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This SFAS is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 will not have a material effect on the financial statements.

Employer’s Disclosure about Pensions and Other Post-Retirement Benefits

In December 2003, the FASB revised SFAS No. 132 Employers’ Disclosures about Pensions and Other Post Retirement Benefits. This revision requires additional disclosures to those in the original SFAS No. 132 about assets, obligations, cash flows and net periodic benefit cost of deferred benefit pension plans and other deferred benefit post-retirement plans. The required information should be provided separately for pension plans and for other post-retirement benefit plans. This statement revision is effective for fiscal year ending after December 14, 2003 and interim periods beginning after December 15, 2003. The adoption of this revision will not have a material impact on our results of operations, financial position or disclosures.

11. STOCK OPTIONS AND WARRANTS

     Stock Options/Warrants – Due to the re-pricing of stock options in 2002 those options are subject to variable plan accounting using the intrinsic value as prescribed by APB25. As the fair market value of the Company’s stock as of

September 30, 2004 was $0.29 compared to $0.45 at June 30, 2004, and also since 662,244 of the repriced options were exercised during the third quarter of 2004, a reduction in compensation expense of $233,651 was recorded during the 2004 third quarter. As the fair market value of the Company’s stock as of September 30, 2004 was $0.29 compared to $0.41 at December 31, 2003, and also since 1,145,000 of the repriced options were exercised during the 2004 nine month period, a reduction in compensation expense of $317,450 was recorded during such period. During the 2004 period a total of 1,345,000 options were exercised, mostly in cashless exercises resulting in 752,160 common shares being issued and 592,840 being cancelled. Due to the re-pricing of Biorem stock options in 2003, those options are subject to variable plan accounting using the intrinsic value method as prescribed by APB25. As the fair market value of the Company’s stock as of September 30, 2004 was $2.00 Cdn compared to $1.58 Cdn at June 30, 2004, compensation expense of $149,581 was recorded during the 2004 third quarter.

During the 2004 period 648,652 warrants were exercised in cashless exercises resulting in 401,546 common shares being issued and 247,106 being cancelled.

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

There are no intersegment sales, transfers, or profit or loss.

Industry Segments for the Nine Months Ended September 30, 2004 and 2003

	Biorem-	Machine	Identification	Natural	Corporate
	ediation	Controls *	Systems	Horticultural	Administration	Total
	$	$	$	$	$	$
2004
Sales	5,975,726	402,029	447,353	202,321	—	7,027,429
Income (Loss) from continuing operations before other income	566,272	(205,782)	(138,716)	(215,144)	(1,205,518)	(1,198,888)
Other income	(162,931)	(23,175)	(39,075)	28,295	(28,167)	(225,053)
Income (loss) from continuing operations before income taxes	403,341	(228,957)	(177,791)	(186,849)	(1,233,685)	(1,423,941)

2003
Sales	4,742,543	1,109,669	550,453	253,198	—	6,655,863
Income (Loss) from continuing operations before other income (expense)	738,555	(548,313)	(48,576)	(611,213)	(1,400,578)	(1,870,125)
Other income (expense)	(8,218)	(38,712)	(61,488)	151,444	(96,051)	(53,025)
(Loss) from continuing operations before income taxes	730,337	(587,025)	(110,064)	(459,769)	(1,496,629)	(1,923,150)

* Nine months 2004 Machine Controls results above includes only January 1, 2004 through March 24, 2004 as CVF no longer consolidates the company as of March 24, 2004 while the nine months 2003 includes the full period.

13. CONTINGENCIES

     The Company is currently under an audit by the Internal Revenue Service (“IRS”). As part of the audit, the IRS indicated that they reviewed the treatment of capital losses claimed in the prior year and refunds of $2,532,000 received in 2001. A proposed deficiency in federal income tax was issued by the IRS on December 1, 2003 totaling $2,969,123. On February 5, 2004 CVF issued a formal protest to the proposed deficiency and it is expected that this will now go before appeals at the IRS. If it is not resolved at the appeals level of the IRS, CVF intends to challenge the IRS ruling in federal tax court, as CVF and its legal counsel strongly believes its original deductions were correctly taken. This process could take up to 2 more years to be resolved.

14. COMMON SHARES ISSUED

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

15. DEBT DUE TO OFFICERS AND DIRECTORS OF SUBSIDIARIES

     Included in current portion of long-term debt and in long-term notes payable - officers and directors - are amounts due to subsidiary officers and subsidiary directors totaling $475,680 and $810,276 respectively at September 30, 2004. These notes accrue interest at varying interest rates from Canadian prime interest rate plus 3% or 4%, to fixed rates of 5%, 10% or 12%.

     In September 2003 a director of Biorem closed on a $1 million Canadian (approximately $ 762,700 US) convertible note to the subsidiary bearing interest at 10% per annum and convertible into the common stock of the subsidiary at $1.76 Cnd per share. The note has a 3 year term. If converted the holder of the note would own 11.2% ownership interest in Biorem on a fully diluted basis, which includes 287,937 shares already owned directly.

16. SUBSIDIARY BIOREM GOING PUBLIC

     In September 2004 Biorem signed a Letter of Intent to merge and take Biorem public in the Canadian market through the Capital Pool Company Program (CPC), which is supported by the Toronto Venture Exchange, a division of the Toronto Stock Exchange. It is anticipated that this transaction will be completed in the fourth quarter of 2004.

17. SUBSEQUENT EVENTS

     In October 2004 Biorem sold 1,000,000 additional common shares to an outside investor at a valuation of $2.00 Cdn per share resulting in gross proceeds to Biorem of $2,000,000 Cdn. In connection with that financing, Biorem redeemed 625,000 of CVF’s common shares held in Biorem at $2.00 Cdn per share. This resulted in CVF’s direct percentage of common shares ownership in Biorem decreasing to 10.1%. On a fully diluted basis, giving effect to the conversion of outstanding convertible debt held by CVF, CVF would own 46.7% of Biorem’s common shares.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW:

CVF Technologies Corporation (“CVF” or the “Company”) was converted into a corporate structure in 1995 from a limited partnership that originally formed in 1989, and is involved in the business of investing in and managing early and expansion stage companies primarily engaged in the environmental technology and information technology sectors. CVF’s mandate is to acquire significant holdings in new and emerging technology companies and then to assist them in their management. CVF’s current holdings include investments made in its investee companies during the period from 1990 to the present.

CVF’s mandate is to generate revenues and profits through consolidation of the operating results of its investee companies. CVF also endeavors to realize capital gains through the eventual sale of some or all of its holdings in these companies at such time as management determines that CVF’s funds can be better deployed in other companies. CVF’s goal is to maximize the value of its holdings in its investee companies for the Company’s shareholders. One important way that CVF accomplishes this is by assisting an investee company to go public at the appropriate time or by the sale of some or all of its holdings in its investee companies. This has been done with the investee companies Certicom Corporation, RDM Corporation and TurboSonic Technologies, Inc.

After CVF’s initial investment, an investee company often requires additional capital to meet its business plan. Consequently, the Company actively assists its investee companies in obtaining additional capital which is usually sourced through CVF’s own resources or via other participants.

On a stand-alone basis, CVF has no sales from operations. Sales and gross profit from sales reflect the operations of CVF’s consolidated subsidiaries only. The consolidated subsidiaries are Biorem Technologies Inc. (“Biorem”), Gemprint™ Corporation (“Gemprint”), SRE Controls Inc. (“SRE”) (results consolidated through March 24, 2004 only, the date CVF had its majority interest in SRE diluted to 37%), Ecoval Corporation (“Ecoval”), and CVF Capital Management Corporation (“CVF Capital Management”). CVF records profit and loss using the equity method for companies in which CVF holds 20% to 50% ownership. These companies are Petrozyme Technologies Inc. (“Petrozyme”), and SRE (subsequent to March 24, 2004 when CVF’s ownership position in SRE declined to 37%). The results of RDM Corporation (“RDM”) and TurboSonic Technologies Inc. (“TurboSonic”), companies in which CVF has less than 20% ownership, are not included in the Consolidated Statement of Operations. CVF’s investments in RDM and TurboSonic have been carried at market value on the Consolidated Balance Sheet under Holdings Available for Sale, at market, which is currently a nominal value.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003:

Consolidated sales of CVF subsidiaries for the three months ended September 30, 2004 amounted to $2,365,797, representing an increase of $137,782 (6%) compared to sales of $2,228,015 for the same period in 2003.

For the three months ended September 30, 2004, SRE’s sales are not included in CVF’s consolidated results as CVF’s ownership in SRE decreased to 37% during March 2004. SRE’s sales that were consolidated in the 2003 period were $365,942. Biorem’s sales increased by $575,548 or 35% compared to the same quarter of 2003. This increase was mainly due to numerous modular system installations in the US in the 2004 period. Gemprint’s sales decreased by $74,458 or 34% compared to the same quarter of 2003 due to lower diamond registrations and lower system sales. Also the weaker US dollar in the 2004 period contributed to the decrease.

CVF’s gross margin of $1,282,046 for the third quarter of 2004 represents an increase of $251,324 (24%) from the same period last year. Overall gross margin of CVF as a percentage of sales increased to 54.2%

for the third quarter of 2004 from 46.3% for the third quarter of 2003. This increase is mainly due to Biorem which had $391,947 higher gross margin in the third quarter of 2004 due to higher margin business (53.2 % in the 2004 period versus 47.9 % in 2003 period). The effect of no longer consolidating SRE resulted in $117,468 lower gross margin in the third quarter of 2004. Gemprint had a gross margin decrease of $52,803 (33%) due to fewer high-margin GemprintTM registrations.

Selling, general and administrative expenses (excluding repriced stock options expense) on a consolidated basis for the three months ended September 30, 2004 amounted to $1,414,883, representing an increase of $62,171 (5%) compared to expenses of $1,352,712 for the same period in 2003. The increase is due mainly to $340,000 of expense in the 2004 period related to officers and/or directors exercising stock options, $47,000 (189%) higher legal fees, and higher expenses at Biorem due to the high sales activity. This increase is offset somewhat by $217,476 lower expenses at SRE due to CVF no longer consolidating that company and $37,500 (27%) lower consulting fees. Management continues to undertake a concerted effort to effect an overall reduction in administrative costs. Over the past 3 years CVF has undertaken many initiatives to lower the Company’s expenses. (See further discussion in the Liquidity and Capital Resources section).

Repriced stock options expense for the three months ended September 30, 2004 amounted to a negative expense of $84,070, representing a decrease of $154,320 compared to expense of $70,250 for the same period in 2003. The decrease is due to some officers and/or directors exercising repriced stock options in the 2004 period offset somewhat by an increase in the value of the repriced Biorem stock options.

Research and development expenses for the third quarter of 2004 amounted to $71,190 compared to $159,835 incurred in the comparable 2003 period, or a decrease of $88,645 (56%). A portion of the decrease ($119,500) was due to CVF no longer consolidating SRE’s results.

Net interest expense increased to $78,673 for the third quarter of 2004 compared to net interest expense of $47,250 for the third quarter of 2003. This increase is due to additional loans outstanding in the 2004 period.

Other income increased to $27,761 in the third quarter of 2004 from expense of $58,787 for the third quarter of 2003 due to foreign currency exchange related to the weakening US dollar.

Income tax expense amounted to $5,307 in the 2004 period compared to a recovery of $34,255 in the 2003 period.

Minority interest portion of the loss decreased to $2,869 in the third quarter of 2004 from $15,180 in the comparable 2003 period. This amount in the 2004 period relates only to Gemprint while the 2003 period loss related to Gemprint and SRE. SRE’s minority interest balance is now zero since its results are no longer consolidated with the Company.

CVF, on a consolidated basis, recorded a net loss of $173,324 for the three months ended September 30, 2004 which was lower by $435,231 (72%) compared to a loss of $608,555 in the 2003 period.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003:

Consolidated sales of CVF for the nine months ended September 30, 2004 amounted to $7,027,429, representing an increase of $371,566 (6%) compared to sales of $6,655,863 for the same period in 2003. Biorem’s sales increased by $1,233,182 or 26% compared to the same period of 2003. This increase was mainly due to numerous modular system installations in the US in the 2004 period. Effective March 25, 2004, SRE’s results are no longer included in CVF’s consolidated results as CVF’s ownership in SRE decreased to 37%. SRE’s sales that were consolidated in the 2004 period were $402,029 (from the first quarter only), compared to $1,109,669 (from the first three quarters) in the 2003 period or a decrease of $707,640 (64%). Ecoval’s sales decreased by $50,876 (20%) as Ecoval had a relatively weak sales quarter in the second quarter of 2004. Gemprint’s sales decreased by $103,100 or 19% compared to 2003 due to lower diamond registrations and lower system sales. Also the weaker US dollar in the 2004 period contributed to the decrease.

CVF’s gross margin of $3,283,305 for the first nine months of 2004 represents an increase of $525,255 (19%) from the same period last year. Overall gross margin as a percentage of sales increased to 46.7% for the first nine months of 2004 from 41.4% for the first nine months of 2003. This increase is mainly due to Biorem which had $786,666 higher gross margin in the 2004 period due to higher margin business (46.6 % in the 2004 period versus 42.1 % in 2003 period). Ecoval’s gross margin increased by $79,914 due to generally improved margin percentages on its business. Gemprint had a gross margin decrease of $86,896 (21%) due to weaker sales. SRE had $254,429 lower gross margin in the 2004 period as SRE’s sales are no longer consolidated in CVF’s results.

Selling, general and administrative expenses (excluding repriced stock options expense) on a consolidated basis amounted to $4,066,375 for the first nine months of 2004 representing an increase of $27,565 (1%) compared to expense of $4,038,810 for the same period in 2003. The increase is due mainly to $482,600 of expense in the 2004 period related to officers and/or directors exercising stock options and higher expenses at Biorem due to the high sales activity. This increase is offset somewhat by $486,399 lower expenses at SRE due to CVF no longer consolidating that company, $112,650 is due to one of the Company’s subsidiaries settling a claim with a former officer during the 2003 period, $84,500 (53%) lower accounting fees due to the Company changing its independent accountants during 2003, and consulting fees were $70,400(17%) lower in the 2004 period. Theses decreases are off set somewhat by higher expenses at Biorem due to the high sales activity. Management continues to undertake a concerted effort to effect an overall reduction in administrative costs. Over the past 3 years CVF has undertaken many initiatives to lower the Company’s expenses. (See further discussion in the Liquidity and Capital Resources section).

Repriced stock options expense for the nine months ended September 30, 2004 amounted to $103,394, representing a decrease of $149,506 (59%) compared to expense of $252,900 for the same period in 2003. The majority of this decrease is due to some officers and/or directors exercising repriced stock options in the 2004 period offset somewhat by an increase in the value of the repriced Biorem stock options.

Research and development expenses for the nine months ended September 30, 2004 were $312,424 compared to $336,465 in the 2003 period, or a decrease of $24,041 (7%). Spending increased at Biorem offset somewhat by a decrease in spending for such activity at Ecoval.

Net interest expense for the first nine months of 2004 increased to $247,425 from $120,812 in the 2003 period. This increase is due to an increase in loans outstanding in the 2004 period.

Other income decreased to $24,393 in the 2004 period from income of $60,471 for the 2003 period due to foreign currency exchange related to the weakening US dollar.

Loss on sale of holdings amounted to $2,021 in the 2004 period compared to $7,316 income in the 2003 period. In the 2004 period the Company sold additional holdings in TurboSonic and in the 2003 period some holdings in RDM. The remaining holdings are relatively small and are not expected to contribute significant gains to the Company.

Gain on sale of equity in subsidiary totaling $742,568 in the 2004 period represented the Company agreeing to an investment and resulted in a restructuring of SRE whereby CVF’s equity position decreased from 75% to 37%.

Income tax expense amounted to $5,307 in the 2004 period compared to a recovery of $98,397 in the 2003 period.

Minority interest portion of the loss decreased to $77,454 in the 2004 period from $143,118 in the comparable 2003 period. This amount in the 2004 period relates only to Gemprint while the 2003 period loss relates to Gemprint and SRE. SRE’s minority interest balance is now zero since its results are no longer consolidated with the Company.

CVF recorded a net loss of $609,226 for the nine months ended September 30, 2004 resulting from the operations described above, a decrease of 64% compared to the prior year period. This compares to a net loss of $1,681,635 incurred in the corresponding period of 2003.

LIQUIDITY AND CAPITAL RESOURCES:

Stockholders’ deficit as of September 30, 2004 amounted to $2,485,370 compared to a deficit of $3,732,580 at December 31, 2003. This net decrease in the deficit of $1,247,210 is primarily attributable to the restructuring of the Series B Preferred Stock, common shares sold by Biorem totaling $681,000 and offset somewhat by a net loss of $609,226 which was recognized in the first nine months of 2004.

The current ratio of CVF at September 30, 2004 is .59 to 1, which has increased from .58 to 1 at December 31, 2003.

CVF management anticipates that over the next twelve month period CVF should have sufficient cash from various sources to sustain itself. Between cash on hand, the issuance of new securities, and the sales of a portion of its holdings in certain investee companies, the Company expects to have enough cash to fund itself and certain of its investee companies which it may decide to fund, that are currently not profitable. Additionally, CVF has limited outside debt and a line of credit could be sought. The Company has been successful in obtaining $ 1 million Canadian in financing through an investment into one of its holdings in August 2004, and similarly in September 2003 was also successful in obtaining $ 1 million Canadian in financing through an investment into one of its holdings, and also received $961,000 as repayment of back interest and dividends from one of its investee companies. During the first nine months of 2004, CVF received $400,000 Canadian, $440,000 Canadian, $73,647 Canadian and $7,512 Canadian, respectively, in redemption of preferred shares, repayment of loans as well as interest and dividend payments from one of its investee companies.

Over the past three years CVF has undertaken many initiatives to lower the parent company’s expenses. These initiatives have included lowering the head count of its office staff as well as the elimination of two executive positions. In June 2003 CVF changed its auditing firm from a major national firm to a smaller firm which will save CVF in excess of $100,000 annually. The use of consultants has been significantly reduced except those consultants who agree to receive their fee in CVF common shares. Travel and entertainment has been significantly reduced over the two years and will continue at the reduced level going forward. CVF management has adopted a very aggressive cost and expenditure controls and monitoring policy.

In February 2004, CVF and the holder of CVF’s Series B Convertible Preferred Stock entered into a transaction whereby the holder exchanged its Series B Convertible Preferred Stock with a stated value of $3,385,000 and accrued dividends of approximately $673,600 for 1,000,000 shares of CVF’s common stock and a new Series C 6% Convertible Preferred Stock with a stated value of $1,000,000, convertible into common stock at $1 per share. The Series C Preferred and all accrued dividends thereon will be subject to mandatory redemption on February 27, 2006; however, CVF’s obligation to redeem will be limited to available cash in excess of working capital requirements for the next twelve months. The Company also issued to the former Series B holder a three-year warrant to purchase 100,000 shares of CVF’s common stock at an exercise price of $0.35 per share.

The Company no longer anticipates having to fund Gemprint or Biorem as both are currently operating on positive cash flow, although no assurances can be given that this trend will continue. Also the Company no longer anticipates that it will be funding SRE as other outside investors have invested in SRE.

As at September 30, 2004, CVF’s cash balance was $878,761 which is an increase of $653,226 compared to December 31, 2003. Of this amount, $848,871 is attributable to consolidation of results with its subsidiaries. However CVF has been successful in generating cash as required through the sale of a portion of its investments in its subsidiaries or from CVF issuing additional securities. The company is continuing to pursue opportunities to raise funds from potential investors in CVF. In addition, certain subsidiaries are producing a significant positive cash flow and will be able to supplement other cash requirements of the Company. If the above mentioned liquidity events do not occur, the Company estimates that it could run out of operating cash in the third quarter of 2005, if other sources of cash are not available. The Company will also continue to assist its investee companies in their efforts to obtain outside financing in order to fund their growth and development of their business plans. Certain of the Company’s financial obligations included in current liabilities are related to items that will not be paid in the near term. The Company will carefully manage its cash payments on such obligations.

CRITICAL ACCOUNTING POLICIES:

An understanding of CVF’s accounting policies is necessary for a complete analysis of our results, financial position, liquidity and trends. We focus your attention on the following accounting policies of the Company:

Going concern – These consolidated financial statements have been prepared on a going concern basis, which presumes that assets will be realized and liabilities discharged in the normal course of business over the foreseeable future. The Company’s current liabilities exceed its current assets and the Company has incurred losses over the past six fiscal years, which have reduced the Company’s cash reserves, and depleted stockholders’ equity. Further, the Company has contingent liabilities. These conditions raise substantial doubt about the consolidated Company’s ability to continue in the normal course of business as a going concern.

The Company’s primary need for cash is to maintain its ability to support the operations and ultimately the carrying values of certain of its individual investee companies. From time to time, as required the Company may pursue the sale of a portion of its interests in its investee companies as a source of funds, and reduction of cash flow needs. The Company will continue to assist its investee companies in their efforts to obtain outside financing in order to fund the growth and development of their respective businesses and has taken steps to reduce the operating cash requirements of the parent company and its investees. The Company is also seeking outside investment. There is no assurance that these initiatives will be successful or that the Company or certain of its investees will have adequate cash resources and capital to be able to continue as going concerns.

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

The Company adopted the provisions of SFAS No. 141 on July 1, 2001. Such adoption had no effect on the Company’s financial position or results of operations. The Company adopted the provisions of SFAS No. 142 effective January 1, 2002, at which time the amortization of the Company’s existing goodwill ceased. The new standard also required that the Company test the goodwill for impairment. Any impairment, arising from the test, is charged to income. As of December 31, 2003 the Company’s goodwill was tested and the Company calculated that no impairment existed at that time. No further circumstances have arisen during the first six months of fiscal 2004 that would indicate an impairment of goodwill has occurred subsequent to year end.

Intangible assets with finite useful lives are amortized over their estimated useful lives. Intangible assets are reviewed for impairment when there are indications that the carrying value of an asset may not be recoverable over its estimated useful life. Impairment testing involves estimating the fair value of intangible assets using anticipated future cash flows and comparing the fair value to the carrying value of the asset. The Company’s only intangible asset is acquired technology of Ecoval which is amortized over 5 years.

Contingencies - The Company is currently under an audit by the Internal Revenue Service (“IRS”). As part of the routine audit, the IRS indicated that they reviewed the treatment of capital losses claimed in the prior year and refunds of $2,532,000 received in 2001. A proposed deficiency in federal income tax was issued by the IRS on December 1, 2003 totaling $2,969,123. On February 5, 2004 CVF issued a formal protest to the proposed deficiency and it is expected that this will now go before appeals at the IRS. If it is not resolved at the appeals level of the IRS, CVF intends to challenge the IRS ruling in federal tax court, as CVF and its legal counsel strongly believes its original deductions were correctly taken. This process could take up to 2 more years to be resolved.

In February 2004 the Company’s outstanding Series B Convertible Preferred Stock was restructured in a transaction agreed to with the holder of this stock. The holder exchanged its Series B Convertible Preferred Stock with a stated value of $3,385,000 and accrued dividends of approximately $673,600 for 1,000,000 shares of the Company’s common stock and a new Series C 6% Convertible Preferred Stock with a stated value of $1,000,000, convertible into common stock at $1 per share. The Series C Preferred will be subject to mandatory redemption on February 27, 2006; however, the Company’s obligation to redeem will be limited to cash available to it at that time in excess of one year’s prospective working capital. The Company also issued to the former Series B holder a three-year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.35 per share.

Stock Options/Warrants – Due to the repricing of stock options in 2002 those options are subject to variable plan accounting using the intrinsic value as prescribed by APB25. As the fair market value of the Company’s stock as of September 30, 2004 was $0.29 compared to $0.45 at June 30, 2004, and also 662,244 of the repriced options were exercised during the third quarter 2004, a reduction in compensation expense of $233,651 was recorded during the 2004 third quarter. This compares to compensation expense recorded totaling $70,250 in the third quarter 2003. As the fair market value of the Company’s stock as of September 30, 2004 was $0.29 compared to $0.41 at December 31, 2004, and also 1,145,000 of the repriced options were exercised during the 2004 period, a reduction in compensation expense of $317,450 was recorded during the 2004 period. This compares to compensation expense recorded totaling $252,900 in the 2003 period. Due to the repricing of Biorem stock options in 2003 those options are subject to variable plan accounting using the intrinsic value method as prescribed by APB25. As the fair market value of the Company’s stock as of September 30, 2004 was $2.00 Cdn compared to $1.58 Cdn at June 30, 2004, compensation expense of $149,581 was recorded during the 2004 third quarter

FINANCIAL CONSIDERATIONS:

Early Stage Development Companies: Each of the investees is an early stage development company with a limited relevant operating history upon which an evaluation of its prospects can be made and prone to the risks of all early stage development companies, including those described under “Forward Looking Statements”. As such, there can be no assurance of the future success of any of the investees.

Quarterly Fluctuations: CVF’s financial results have historically been, and will continue to be, subject to quarterly and annual fluctuations due to a variety of factors, primarily resulting from the nature of the companies in which it invests. Any shortfall in revenues in a given quarter may impact CVF’s results of operations due to an inability to adjust expenses during the quarter to match the level of revenues for the quarter. There can be no assurance that CVF will report income in any period in the future. While some of CVF’s investees have consistently reported losses, CVF has recorded income in certain fiscal periods and experienced fluctuations from period to period due to the sale of some of its holdings, other one-time transactions and similar events.

Rapid Technological Change: The markets for CVF’s investee’s products are generally characterized by rapidly changing technology, evolving industry standards, changes in customer needs and frequent new product introductions. The future success of the investees will depend on their ability to enhance current products, develop new products on a timely and cost-effective basis that meet changing customer needs and to respond to emerging industry standards and other technological changes. There can be no assurance that the investees will be successful in developing new products or enhancing their existing products on a timely basis, or that such new products or product enhancements will achieve market acceptance.

AMEX Listing: CVF received notice from the AMEX during the second quarter of 2004 that CVF was no longer eligible to remain listed on the AMEX, subject to a meeting with the AMEX that occurred in September 2004 at which time CVF presented its case for a continued listing. After the meeting at the end of September, the AMEX affirmed its decision and on September 28, 2004 the Company’s stock was suspended from trading on the AMEX. The Companies stock is currently trading on the NASD OTC Bulletin Board. (Symbol: CNVT)

FORWARD LOOKING STATEMENTS:

CVF believes that certain statements contained in this Quarterly Report on Form 10-QSB constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to vary materially from the Company’s expected results, performance or achievements. Other factors that may affect CVF’s future results include:

•	general economic and business conditions;

•	foreign currency fluctuations, particularly involving the Canadian dollar:

•	the Company’s ability to find additional suitable investments and the ability of those investments to generate an acceptable return on invested capital; and

•	the uncertainties and risks involved in investing in early-stage development companies which can arise because of the lack of a customer base, lack of name recognition and credibility, the need to locate and retain experienced management and the need to develop and refine the business and its operations, among other reasons.

•	the Company’s ability to obtain capital to fund its operations and those of its investees.

The Company will not update any forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements.

Item 3. Controls and Procedures

(a)	The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

(b)	There has been no significant change in the Company’s internal controls over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.

     On July 29, 2004, the Company issued 500,019 shares of its common stock to one its officers who exercised stock options and warrants. Some of these shares were issued pursuant to an effective registration statement on Form S-8 and others were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 (the “Securities Act”).

     On July 29, 2004, the Company issued 200,773 shares of its common stock to the wife of one its officers who exercised warrants. These shares were issued in a transaction exempt from registration pursuant to Section 4(2) under the Securities Act.

     On July 29, 2004, the Company issued 74,170 shares of its common stock to one its directors who exercised stock options. Some of these shares were issued pursuant to an effective registration statement on Form S-8 and others were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 (the “Securities Act”).

     On September 1, 2004, the Company issued 52,941 shares of its common stock to one its directors who exercised stock options. Some of these shares were issued pursuant to an effective registration statement on Form S-8 and others were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 (the “Securities Act”).

Item 6. Exhibits

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

DATED: November 15, 2004

CVF TECHNOLOGIES CORPORATION

By:	/s/ Jeffrey I. Dreben

Name: Title:	Jeffrey I. Dreben Chairman of the Board, President and Chief Executive Officer

By:	/s/ Robert L. Miller

Name: Title:	Robert L. Miller Chief Financial Officer

EXHIBIT INDEX

No.	Description
(11)	Statement re computation of per share earnings.

(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certifications Pursuant to 18 U.S.C. 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.