Form 10KSB
period 2004-12-31
CVF TECHNOLOGIES CORP
filed 2005-04-08
CIK 1032997

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004.

                         COMMISSION FILE NUMBER 00-29266

                          CVF TECHNOLOGIES CORPORATION
     -----------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

                NEVADA                                 87-0429335
   ----------------------------------      ------------------------------------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

        8604 Main Street, Suite 1
        WILLIAMSVILLE, NEW YORK                           14221
----------------------------------------         -----------------------
(Address of principal executive offices)                (Zip Code)

                                   (716) 565-4711
                         ----------------------------------
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock ($0.001 par value)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                              Yes  [X]   No  [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for most recent fiscal year: $7,957,675.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (based on the closing price on the NASD OTC Bulletin Board) as of March 9, 2005: $4,437,943. For purposes of determining this amount only, Registrant has defined affiliates as including (a) the executive officers named in Part III of this 10-KSB report, (b) all directors of Registrant, and (c) each shareholder that has informed Registrant by March 9, 2005 that it is the beneficial owner of 10% or more of the outstanding common stock of Registrant.

Indicate the number of shares outstanding of each class of the Registrant's Common Stock, as of March 9, 2005:

                         Common Stock: 13,820,396 shares

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

CVF generates revenues and profits through consolidation of the operating results of its investee companies. CVF also endeavors to realize gains through the eventual sale of all or a portion of its holdings in these companies at such time as management determines that CVF's funds can be better deployed in other industries or companies. CVF's goal is to maximize the value of its holdings in its investee companies for the Company's shareholders. One important way that CVF accomplishes this is by the investee company going public at the appropriate time. This has been done with CVF's former investee companies Certicom Corporation and TurboSonic Technologies, Inc. Also, in January 2005 Biorem Technologies Inc. completed its going public transaction.

After CVF's initial investment, an investee company often requires additional capital to meet its business plan. Consequently, the Company actively assists its investee companies in obtaining additional capital which is usually sourced through CVF's own resources or via other participants. CVF's ability to continue to provide assistance to its investees is subject to the limitations of its own financial resources. Even though one of the investee companies has been profitable in 2004, CVF, on a consolidated basis, has incurred losses over the past year and the past seven years. These losses have depleted the Company's cash reserve which have significantly limited the Company's ability to assist its investees with its own capital in the past. However now that Biorem has gone public in January 2005 and is currently valued at $9.5 million (as of March 28, 2005) and a public market exists for its stock, CVF will have more flexibility in assisting its investee companies. See "Factors That May Affect Future Results."

The following is a list of CVF's investee companies (the "Corporations"), showing CVF's percentage ownership in each as of March 1, 2005:

                                      CVF's PERCENTAGE
                                        OWNERSHIP OF
                                     VOTING SECURITIES
CORPORATION                         OF ACTIVE COMPANIES
-----------                         -------------------
 1.  Biorem Technologies Inc.                33%
 2.  Ecoval Corporation                      85%
 3.  Gemprint(TM)Corporation                 65%
 4.  SRE Controls Inc.                       37%
 5.  Petrozyme Technologies Inc.             50%

The Corporations

All of the Corporations were private companies during 2003 and 2004. In January 2005 Biorem went public in Canada. The following paragraphs provide a brief description of each Corporation. Each Corporation that is actively involved in operating a technology business has its own business plan, history, financial statements, and has put effective management teams in place, completed the development of its own products, established markets and distribution channels and sold its products.

Proceeds from any additional funding received by CVF's Corporations will be utilized, in each case, primarily for expansion of marketing and sales capability to enable the entity to realize its commercial potential over the next two to three years. As is common with early stage technology companies, some of these holdings have historically operated at a loss or at break-even and some of them may continue to operate at a loss for the foreseeable future. However, one of the holdings,

Biorem, was profitable in 2002, 2003 and 2004. The ability of those investees which are unprofitable to meet their business goals may be subject to limitations of CVF's ability to provide continued financial assistance - see "Factors That May Affect Future Results." However, the investee companies have the option to seek third party financing.

Consolidated Entities:

"Consolidated Entities" refers to those Corporations in which CVF has a greater than 50% ownership of the voting stock at some point during 2004. The total assets and liabilities of each of the Consolidated Entities are included within the financial results and position of CVF for the year ended December 31, 2004 and in the comparative balances for the previous year as shown in the Financial Statements included in Part II, Item 7 of this Form 10-KSB. The Company has provided loans to its subsidiaries which have been eliminated for accounting purposes in consolidation and are not reflected in CVF's financial statements. These loans represent amounts owed to the parent Company by the Corporations.

The five Consolidated Entities that are consolidated within the financial results of CVF are as follows:

1. BIOREM Technologies Inc. ("BIOREM")

(Effective November 24, 2004, Biorem's results are no longer included in CVF's consolidated results as CVF's ownership in Biorem decreased to 48% at that date).

BIOREM (www.biorem.biz), an industrial biotech company based in Guelph, Ontario, is engaged in the business of applying industrial microbiological technology to municipal and industrial environmental applications. The business focus of BIOREM is the design and installation of biological air filters, or biofilters, for the removal of odor and other air pollutants from municipal and industrial sources. Since 1999, BIOREM has made significant progress in the commercialization of its biofilter technology, having successfully completed more than 100 biofilter installations in the U.S. and Canada. During 2004, BIOREM received its first overseas orders from China and Saudi Arabia. BIOREM has a network of manufacturers' representatives to provide effective coverage of the rapidly growing U.S. and Canadian municipal odor control market.

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

2. Ecoval Corporation ("Ecoval")

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

To be cost-effective, Ecoval out-sources its production, packaging and some of its shipping functions. Ecoval's principal focus is to expand sales through a number of major distributors and licensees. Ecoval is currently in discussions regarding licensing of its patented products with a number of potential distributors. Ecoval is also pursuing sales to government agencies at the municipal, state and federal levels. The brand name for both U.S. and Canadian products is Nature's Glory(TM) and the herbicide is also sold under the brand name Ecoclear; the products are also sold under private label by a number of distributors. The herbicide product is sold in both a ready-to-use version and in concentrate form.

In 2004 Ecoval signed an exclusive retail licensing agreement with Scotts Canada for the production and retail marketing of Ecoval's patented, fast-acting, natural, non-selective herbicide in Canada with an option to license some for the US. It will be sold in Canada under the Scotts' EcoSense brand of natural alternative lawn and garden care products. Ecoval will receive royalty payments based on Scotts' sales of Ecoval's herbicide product. Scotts will support its new brand with a national advertising and marketing program for EcoSense with the intention of having it available in all major chains in Canada for the 2005 season.

3. Gemprint(TM)Corporation ("Gemprint")

GemprintTM (www.gemprint.com), a Toronto, Ontario based company, is in the business of providing security systems and services to the jewelry industry to enable diamonds and other precious gems to be uniquely identified non-invasively (fingerprinted) using a patented low power laser imaging system. The results are stored in a data base for later verification and recovery of lost or stolen gems and for gem inventory management. Gemprint's Isi System has application with all segments of the diamond supply chain (i.e. cutters/polishers, grading laboratories, manufacturers, wholesalers, retailers and Internet traders). Gemprint's Isi System sells for approximately $7,500. Gemprint also sells a more sophisticated system for verification of memo goods for inventory management at a selling price of $30,000. A $15.00 fee is normally charged to the user for each registration on the international database, which Gemprint owns and maintains. Law enforcement agencies and many insurance companies support the Gemprint system (approximately 25 insurance companies offer a 10% discount on diamond insurance policies if the insured gem is accompanied by its GemprintTM Certificate of Registration).

Over the last several years Gemprint signed important agreements employing the use of its technology: (1) an agreement completed with the Government of the Northwest Territories of Canada to design a 'Northern' diamond certificate, to establish an on-site data base and to Gemprint northern diamonds with three major diamond manufacturers involved in the program; (2) a contract with a major Italian diamond merchant launching Gemprint(TM) as the "DNA" of Diamonds, a new brand of Diamonds and using Gemprint as the core technology; and (3) an agreement with an Antwerp corporation (ADIS) to set up and operate a Gemprint service center in the Antwerp diamond district. Gemprint is also used by several Internet diamond traders as well as Zales Corporation, the largest U.S. retailer of jewelry, and Movado Corporation, one of the largest watch manufacturers in the world.

4. SRE Controls Inc. ("SRE")

(Results were consolidated through March 24, 2004 only, the date CVF had its majority interest in SRE diluted to 37% as a result of a third party investment).

SRE (www.srecontrols.com), based in Waterloo, Ontario, designs, manufactures and markets a range of high-efficiency, programmable electronic motor speed control products for electric and alternative powered vehicle (ex. hybrid fuel - cell) applications. These markets include material handling equipment (e.g. forklift trucks), airport Ground Support Equipment (GSE), Automated Guided Vehicles
(AGV), Neighborhood Electric Vehicles (NEV), golf carts and lower-end products such as scooters, sweepers and scrubbers. SRE supplies its controller products to Original Equipment Manufacturers (OEMs) of vehicles through direct sales and to the aftermarket through distribution channels that provide access to a network of over 2000 dealers throughout North America. Additionally, SRE has established strategic alliances with companies that can help SRE open up additional markets for its existing products and to bring new products to their markets especially on an international basis.

On March 11, 2005, a secured creditor of SRE Controls Inc. called a $550,000 cdn secured demand note and appointed a receiver to administer the Company. The assets of SRE are estimated by the receiver at $902,000 cdn while the total due creditors (secured and unsecured) is estimated at $1,600,000 cdn. On March 31, 2005 a bankruptcy filing was filed in the office of the Superintendent of Bankruptcy Canada. The first meeting of creditors has been set for April 15, 2005.

CVF is currently examining its various options as a result of the action by this creditor which may include bidding on the assets claimed by the creditor. There is no assurance that CVF will be successful in such a bid in which case CVF's equity portion in SRE would only have nominal value. CVF currently carries SRE in its books at zero value.

Equity Investees:

"Equity Investees" are investee Corporations in which CVF holds 50% or less equity ownership but more than or equal to 20% ownership. The Equity Investees' accounts are not consolidated in CVF's financial statements and generally the net incomes or losses of the Equity Investees would be included in CVF's financial statements only to the extent of CVF's percentage holdings of these entities. The net equity positions, after share of losses, of all other investors have been reduced to nil. As such, the Company had included 100% of the investee losses in income (until CVF's investment was reduced to zero) rather than the percentage owned by the Company.

CVF's two Equity Investees are described below:

5. Petrozyme Technologies Inc. ("Petrozyme")

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

Around the world, more countries are moving to ban the "land disposal" of untreated refinery sludge. Petrozyme's low cost treatment technology is ideally suited for countries that want to improve their environmental protection but lack the infrastructure for petroleum waste treatment.

Saudi Arabia, the world's largest oil producer, is a perfect example. In 2004, Petrozyme was contracted to pilot test their bio-reactor technology on refinery sludge in Saudi Arabia. These tests demonstrated that even in the hot summer weather of Saudi Arabia, Petrozyme's technology can treat refinery sludge to meet the United States Environmental Protection Agency (U.S. EPA) standards for non-hazardous waste. Regulations banning the land application of untreated refinery sludges in Saudi Arabia are expected to be in force by 2007.

SRE Controls Inc. ("SRE")

SRE is recorded under the equity method of accounting subsequent to March 24, 2004 when CVF's ownership position in SRE declined to 37%.

Biorem Technologies Inc. ("Biorem")

Biorem is recorded under the equity method of accounting subsequent to November 23, 2004 when CVF's ownership position in Biorem declined to 48%.

Less Than 20% Owned:

"Less Than 20% Owned" refers to those investee corporations in which CVF has a less than 20% ownership interest. The direct financial results of the Less Than 20% Owned Corporations are not included in CVF's consolidated financial results.

Number of Employees

As of December 31, 2004, CVF and its Consolidated Entities (Ecoval and Gemprint) had a total of 10 full-time employees and its equity holdings (Biorem and SRE) had 40 full-time employees.

ITEM 2 DESCRIPTION OF PROPERTY

CVF leases premises in which its principal executive office is located at 8604 Main Street, Suite 1, Williamsville, New York on a one year lease (commencing December 2004) with lease payments equal to $17,712 annually. All of the business premises and facilities used by the Consolidated Entities are leased. These facilities serve as administrative offices and manufacturing (where appropriate) facilities. The facilities generally range in size from 200 to 2,500 square feet. The lease terms expire in 2005 to 2006.

ITEM 3 LEGAL PROCEEDINGS

The Company is not aware of any material pending proceedings.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2004 no matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5 MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a)    Market Information

The following table sets forth the high and low sales prices per Common Share on the American Stock Exchange ("AMEX") for the periods prior to September 28, 2004 and the high and low bid prices on the NASD OTC Bulletin Board subsequent to September 28, 2004 as indicated:

                              LOW            HIGH
                              ---            ----
2003  - 1st Quarter           0.12           0.18
      - 2nd Quarter           0.14           0.50
      - 3rd Quarter           0.24           0.45
      - 4th Quarter           0.26           0.55

2004  - 1st Quarter           0.32           0.48
      - 2nd Quarter           0.29           0.69
      - 3rd Quarter           0.25           0.48
      - 4th Quarter           0.17           0.48

The prices quoted on the OTC Bulletin Board represent over-the-counter market quotations and reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. The American Stock Exchange (Amex) informed CVF in September 2004 that the Listing Qualifications Panel of the Amex Committee on Securities (the Panel) had affirmed the decision of the Listing Qualifications Dept. of the Amex to initiate delisting proceedings.

(b)   Holders of Record

At March 9, 2005, there were approximately 342 holders of record of CVF's common stock.

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

(d)   Recent Sales of Unregistered Securities

On October 15, 2004, the Company issued 606,061 shares of its common stock to an outside investor for consideration of $200,000. These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 (the "Securities Act").

On December 21, 2004, the Company issued 71,190 shares of its common stock to one of its officers who exercised stock options. Some of these shares were issued pursuant to an effective registration statement on Form S-8 and others were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.

                                  Item 5 Rider

                      Equity Compensation Plan Information

The Company maintains the 2000 Stock Option Plan pursuant to which 30,000 options to purchase shares of common stock are outstanding and 60,000 may be granted in the future. The Company also has individual option award agreements outside of this plan covering an aggregate of 115,000 options to acquire shares of common stock. The non-plan options were granted to employees, officers and directors of CVF and its investees, are currently exercisable in full, have exercise prices of $0.16 per share and expire on April 16, 2007.

                                                                            Number of securities
                                                                            remaining available
                                                          Weighted-                 for
                                      Number of            average            future issuance
                                    securities to       exercise price             under
                                   be issued upon             of            equity compensation
                                     exercise of         outstanding          plans (excluding
                                     outstanding           options,              securities
                                  options, warrants        warrants         reflected in column
        Plan category                and rights           and rights                (a))
-----------------------------     -----------------     --------------      --------------------
                                         (a)                  (b)                   (c)
Equity compensation plans
 approved by security holders            30,000             $0.16                   60,000

Equity compensation plans not
 approved by security holders           115,000              0.30                    - 0 -

Total                                   145,000              0.27                   60,000

The Company also has outstanding 484,132 warrants to acquire common stock issued to officers and service providers of the Company. These warrants have an exercise price of $0.16 per share and expire on April 16, 2007.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS

Plan of Operation

Subject to the limitations of its financial position as discussed above, CVF plans to build on the successes and advances achieved by its investee companies in 2004. It will continue its efforts to assist all of its investee companies to realize their full potential. The ability of certain of the investee companies (excluding Biorem which has been profitable for the past three fiscal years), which currently are not profitable, to meet the goals included in the plan of operation may be limited by CVF's ability to fund its investees as described in "Factors That May Affect Future Results".

The four Consolidated Entities which are active technology businesses, namely Ecoval, SRE, Biorem, and Gemprint, each made progress in 2004 and each are positioned to expand in 2005.

BIOREM's 2004 sales revenues were at a record $7,665,754 and net income of $750,167. For the twelve months ended December 31, 2004, sales bookings were $8,720,000 which is a 252% increase over last year's comparable figure of $2,475,000. The bookings for the year have resulted in a backlog of $3,781,000 at December 31, 2004. Backlog includes firm orders and acknowledgement of contract awards through a Letter of Intent. The 36% increase in backlog compared to December 31, 2003 continues to support management's expectations for the continued growth of the business. Large orders in any particular period make it difficult to compare periodic revenue and bookings results. Order bookings and the completion schedule of orders will continue to fluctuate quarter to quarter.

Ecoval expanded its product line with the addition of a moss cleaner. Patents have also been granted in North America on an improved herbicidal composition and insecticidal composition. Ecoval also developed an insecticide formulation that is exempt from U.S. registration because it is composed of ingredients that the EPA has determined pose minimal risk to the public. In 2005, Ecoval will continue to generate sales revenues by establishing key distributor relationships in North America, establishing potential licensees to generate royalty income and by working to expand sales to its current customer base, as it has done with Scotts Canada which is a subsidiary of Scotts Miracle-Gro Company, the largest retail horticultural supply company in the world.

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

SRE extended the number of OEM customers served in 2004 and expanded its dealer network. Also, SRE is continuing to develop working relationships with certain electric vehicle manufacturers to supply electrical subsystems to expand its product offering in the marketplace. During 2004 SRE expanded marketing activities and expanded engineering staff, all intended to increase sales revenue, quality, new technology and customer appeal. These activities are expected to have a positive impact on future financial results.

On March 11, 2005, a secured creditor of SRE Controls Inc. called a $550,000 cdn secured demand note and appointed a receiver to administer the Company. The assets of SRE are estimated by the receiver at $902,000 cdn while the total due creditors (secured and unsecured) is estimated at $1,600,000 cdn. On March 31, 2005 a bankruptcy filing was filed in the office of the Superintendent of Bankruptcy Canada. The first meeting of creditors has been set for April 15, 2005.

CVF's Equity Investee, Petrozyme, advanced in 2004 with a Saudia Arabia consulting contract to study the feasibility of using Petrozymes technology for its refineries and is positioned to make further progress in 2005.

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

Comparison of Consolidated Results 2004 and 2003

Consolidated sales of CVF for the fiscal year amounted to $7,957,675, representing a decrease of $746,394 (9%) compared to sales of $8,704,069 for 2003. CVF, on a stand-alone basis, has no sales from operations. Sales and gross profit reflect the operations of CVF's consolidated subsidiaries only. These subsidiaries include Ecoval, Gemprint, Biorem (effective November 24, 2004, Biorem's results are no longer included in CVF's consolidated results as CVF's ownership in Biorem as a result of Biorem issuing additional stock during its going public transaction as well as the exercising of all stock options and conversion of all debt, as well as CVF selling a portion of its Biorem shares, has now decreased to 33%), and SRE (results consolidated through March 24, 2004 only, the date CVF had its majority interest in SRE diluted to 37%).

CVF records profit and loss using the equity method for companies in which CVF holds 20% to 50% ownership. These companies are not included in the consolidation. These companies are Petrozyme and SRE (subsequent to March 24, 2004 when CVF's ownership position in SRE declined to 37%).

Biorem's sales that were consolidated in 2004 period were $6,691,686 (excludes the period November 24, 2004 to December 31, 2004 when CVF's ownership position fell below 50%), compared to $6,189,488 (for the full year) in 2003 period or an increase of $502,198 (8%). This increase was due to numerous modular system installations in Canada and the United States. SRE's sales that were consolidated in 2004 were $411,357 (from the first quarter only), compared to $1,518,323 (from the full year 2003) or a decrease of $1,106,966 (73%).
Effective March 25, 2004, SRE's results are no longer included in CVF's consolidated results as CVF's ownership in SRE decreased to 37%. Gemprint's sales decreased by $89,863 or 13% compared to 2003 due to lower diamond registrations and lower system sales. Also the weaker US dollar in the 2004 period contributed to the decrease. Ecoval's sales decreased by $51,763 (18%) since fertilizer orders were no longer being actively pursued as the company focuses on its pesticide division.

CVF's gross margin of $3,735,220 for 2004 represents an increase of $160,961 (5%) compared to gross margin of $3,574,259 for 2003. Gross margin as a percentage of sales increased to 46.9% for 2004 compared to 41.1% in 2003. This increase is mainly due to Biorem which had $403,491 higher gross margin in the 2004 period due to higher margin business (46.2 % in 2004 versus 43.5 % in 2003). Biorem's gross margin increased as a result of improved cost efficiencies achieved through increased volumes, purchasing negotiations and improved manufacturing efficiencies. Ecoval's gross margin increased by $88,846 due to generally improved margin percentages on its business. Gemprint had a gross margin decrease of $102,755 (19%) due to weaker sales. SRE had $228,621 lower gross margin in 2004 as effective March 25, 2004 SRE's sales are no longer consolidated in CVF's results.

Selling, general and administrative expenses, on a consolidated basis, amounted to $4,840,615 for 2004 representing a decrease of $380,042 or 7% compared to $5,220,657 for 2003. This decrease is mainly due to $782,161 lower expenses at SRE due to CVF no longer consolidating that company, $156,746 lower amortization expense as the Ecoval intangible asset was fully amortized as of mid 2004, $112,650 due to one of the Company's subsidiaries settling a claim with a former officer during 2003, $100,560 (54%) lower accounting fees due to the Company changing its independent accountants during 2003, and consulting fees $92,021(17%) lower in 2004. These decreases are off set somewhat by higher expenses at Biorem due to the high sales activity and to $512,498 of expense in 2004 at CVF related to CVF officers and/or directors exercising stock options. Management continues to undertake a concerted effort to effect an overall reduction in administrative costs. Over the past 4 years CVF has undertaken many initiatives to lower the Company's expenses. (See further discussion in the Liquidity and Capital Resources section).

Repriced stock options expense for 2004 amounted to $121,247, representing a decrease of $374,203 (76%) compared to expense of $495,450 for 2003. The majority of this decrease is the CVF repriced options as all the CVF officers and/or directors exercised the repriced stock options in 2004 offset somewhat by an increase ($276,644) in the value of the repriced Biorem stock options from $0.80 cdn per share at the end of 2003 to $2.00 cdn per share at the end of 2004.

Research and development expenses for 2004 amounted to $359,233 compared to $504,613 for 2003 (a 29% decrease). This decrease in R & D spending was attributable to a decrease in spending for such activity at Ecoval offset somewhat by an increase in spending at Biorem.

Loss from continuing operations decreased to $1,585,875 in 2004 from $2,646,461 in 2003, a decrease of $1,060,586 (or 40%). $742,558 of this decrease can be attributed to SRE as that company is no longer consolidated (as of March 25, 2004).

Net interest expense for 2004 increased to $334,364 from $246,371 in 2003. This increase is due to an increase in loans outstanding in 2004.

Loss on sale of holdings was $2,067 in 2004 from a loss of $1,621 in 2003. In 2004 the Company sold additional holdings in TurboSonic and in 2003 some holdings in RDM. The remaining holdings are relatively small and are not expected to contribute significant gains to the Company.

Other expense of $29,829 in 2004 represents other expense representing mainly foreign exchange loss. Other expense in 2003 of $89,825 represented foreign exchange loss of $196,924 offset somewhat by other income mainly at Biorem totaling $107,099.

Income of CVF from equity holdings (entities in which CVF has a 50% or less ownership) represented $178,885 in 2004 which was CVF's share of Biorem's income from November 24, 2004 to December 31, 2004.

Gain on sale of equity in subsidiary totaling $742,568 in 2004 representing a third party investment which resulted in a restructuring of SRE whereby CVF's equity position decreased from 75% to 37%.

CVF's gain on sale of some Biorem shares totaled $829,287 in 2004.

CVF's realized translation loss totaled $1,662,505 in 2004 due to the disposition of many Canadian assets during 2004 with the decrease in CVF's position at SRE and Biorem.

Income tax expense amounted to $78,637 in 2004 compared to a recovery of $526,386 in 2003 due to tax loss carry forwards recorded at Biorem.

Minority interest portion of the loss decreased to $79,251 in 2004 from $171,286 in 2003. This amount in 2004 relates only to Gemprint while the 2003 loss relates to Gemprint and SRE. SRE's minority interest balance is now zero since its results are no longer consolidated with the Company.

As a result of the operations described above, CVF recorded a net loss of $1,863,286 in 2004 as compared to a net loss of $2,286,606 incurred in 2003.

LIQUIDITY AND CAPITAL RESOURCES

Total Stockholders' equity as of December 31, 2004 was in a deficit position of $2,096,492 compared to a deficit of $3,732,580 as of December 31, 2003. This net decrease in the deficit of $1,636,088 is primarily attributable to the restructuring of the Series B Preferred Stock, common shares sold by Biorem totaling $681,000 and offset somewhat by a net loss of $200,781 which was recognized in 2004.

The current ratio of CVF as at December 31, 2004 is .09 to 1, which has decreased from .58 to 1 as at December 31, 2003. This decrease is mainly due to no longer consolidating Biorem.

CVF management anticipates that over the next twelve month period CVF should have sufficient cash from various sources to sustain itself. Between cash on hand, value of the Biorem stock that became listed on a public market in January 2005 (and is valued as of March 28, 2005, at $9.5 million), the issuance of new securities, and the sales of a portion of its holdings in certain investee companies, the Company expects to have enough cash to fund itself and certain of its investee companies that are currently not profitable. Additionally, CVF has limited outside debt and a line of credit could be sought.

Over the past three and a half years CVF has undertaken many initiatives to lower the parent company's expenses. These initiatives have included lowering the head count of its office staff as well as the elimination of two executive positions. The use of consultants has been significantly reduced except those consultants who have been satisfied to receive their fee in CVF common shares. Travel and entertainment has been significantly reduced over the last year and will continue at the reduced level going forward. CVF management has adopted a very aggressive cost and expenditure controls and monitoring policy. During 2004 CVF and the holder of CVF's Series B Convertible Preferred Stock entered into a transaction whereby the holder exchanged its Series B Convertible Preferred Stock with a stated value of $3,385,000 and accrued dividends of approximately $673,600 for 1,000,000 shares of CVF's common stock and a new Series C 6% Convertible Preferred Stock with a stated value of $1,000,000, convertible into common stock at $1 per share. The Series C Preferred and all accrued dividends thereon will be subject to mandatory redemption on February 27, 2006; however, CVF's obligation to redeem will be limited to cash available to it at that time in excess of one year's prospective working capital. The Company also issued to the former Series B holder a three-year warrant to purchase 100,000 shares of CVF's common stock at an exercise price of $0.35 per share.

As at December 31, 2004, CVF's cash balance was $112,648 which is a decrease of $112,887 compared to December 31, 2003. The primary source of cash for the Company is expected to be from sale of a portion of its investments in its public holding, Biorem Inc. (which had a value to CVF as of March 28, 2005 of approximately $9.5 million) or from CVF issuing additional securities. During 2004 CVF obtained $1,704,000 cdn from Biorem through sale of 923,296 common shares, sale of preferred shares, dividend receipts and interest income. The Company also raised $200,000 through the sale of # 606,061 CVF common shares to an outside investor. The company is pursuing opportunities to raise funds from potential investors in CVF. The Company will also continue to assist its investee companies in their efforts to obtain outside financing in order to fund their growth and development of their business plans. Certain of the Company's financial obligations included in current liabilities related to items that will not be paid in the near term. The Company will carefully manage its cash payments on such obligations.

Critical Accounting Policies

An understanding of CVF's accounting policies is necessary for a complete analysis of our results, financial position, liquidity and trends. We focus your attention on the following accounting policies of the Company:

Going concern - These consolidated financial statements have been prepared on a going concern basis, which presumes that assets will be realized and liabilities discharged in the normal course of business over the foreseeable future. The consolidated Company's current liabilities exceed its current assets. The consolidated Company has incurred losses over the year, although substantially lower than previous years and for the past six years, which have reduced the Company's cash reserves, and depleted stockholders' equity. Further, the Company has a contingent liability described in item 6.

These conditions raise substantial doubt about the consolidated Company's ability to continue in the normal course of business as a going concern, in relation to its ability to support its investee companies.

The Company's primary need for cash is to maintain its ability to support the operations and ultimately the carrying values of certain of its individual investee companies. The Company plans to sell some of its shares in publicly traded Biorem, borrow against CVF's assets, or issue additional securities as a method of generating cash, as well as reducing its cash flow needs. The Company will continue to assist its investee companies in their efforts to obtain outside financing in order to fund the growth and development of their respective businesses and has taken steps to reduce the operating cash requirements of the parent company and its investees. The Company is also seeking outside investment. There is no assurance that these initiatives will be successful that certain of its investees will continue to have adequate cash resources and capital to be able to continue as going concerns.

The Company's ability to continue to realize assets and discharge liabilities in the normal course is uncertain and dependent on these and other initiatives. These financial statements do not include any of the adjustments to the amounts or classification of assets and liabilities that might be necessary should the Company be unable to continue its business in the normal course.

During 2004 one of its investee companies, Biorem, had operating profitability and also had positive cash flow. Biorem is currently operating on a positive cash flow basis and does not currently require any cash support from CVF. The Company will continue to assist its other investee companies in their efforts to obtain outside financing in order to fund the growth and development of their respective businesses, as a means of augmenting CVF's needs to finance them.

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

The Company adopted the provisions of SFAS No. 141 on July 1, 2001. Such adoption had no effect on the Company's financial position or results of operations. The Company adopted the provisions of SFAS No. 142 effective January 1, 2002, at which time the amortization of the Company's existing goodwill ceased. The new standard also required that the Company test the goodwill for impairment before June 30, 2002. Any impairment, arising from the test, is charged to income. The Company's goodwill has been tested and the Company has calculated that no impairment exists as at December 31, 2004.

As of December 31, 2004 the carrying value of the intangible assets associated with its subsidiary, Ecoval has been reduced through normal amortization to zero. Although Ecoval has successfully developed natural pesticide, herbicide and fertilizer products, and patented certain technologies related to these products, sales of these products and related cashflows are still being developed, as the Company works to expand its licensing and marketing partnerships. In addition, the Company's resources available to support the expansion of Ecoval are currently limited.

Contingencies - The Company is currently under an audit by the Internal Revenue Service ("IRS"). As part of the routine audit, the IRS indicated that they reviewed the treatment of capital losses claimed in the prior year and refunds of $2,532,000 received in 2001. A proposed deficiency in federal income tax was issued by the IRS on December 1, 2003 totaling $2,969,123. On February 5, 2004 CVF issued a formal protest to the proposed deficiency and its protest has now gone before appeals at the IRS. If it is not resolved at the appeals level of the IRS, CVF intends to challenge the IRS ruling in federal tax court, as CVF and its legal counsel strongly believes its original deductions were correctly taken. This process could take up to 2 more years to be resolved.

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

Stock Options/Warrants - The Compensation Committee of the Board of Directors approved an adjustment to the exercise price for all options held by our employees, including executive officers, as well as certain consultants. The revised exercise price was established by reference to the closing bid price of the Company's common stock on April 16, 2002, which was $0.16. Options to purchase approximately 1,405,000 shares of common stock were repriced, resulting in the "variable" method for determining compensation expense being enacted under FASB interpretation #44 of APB 25. Under this method, expense is recorded for the quoted market price of the stock issued or, in the case of options, for the difference between the stock's quoted market price on the date of grant and the option exercise price. Increases and decreases (but not below the exercise price) in the quoted market price of the stock between the date of grant and the measurement date result in a change in the measure of compensation for the award. As the Company's stock as at December 31, 2004 was $0.48 ($0.41 at December 31, 2003), and 1,260,000 shares of the repriced options as well as 200,000 of the options granted in 2003 were exercised during 2004 additional compensation expense of $211,474 ($351,250 in 2003) was recorded.

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

Factors That May Affect Future Results

CVF's current financial condition raises substantial doubt about the ability of some of its subsidiaries and equity holdings to continue in the normal course of business as a going concern as CVF may not wish to support the operations and ultimately the carrying values, of certain of its individual investee companies.

The Company's cash resources have been significantly depleted by operating losses. As at December 31, 2004 the cash reserve and other liquid resources was $112,648. The Company has operating cash requirements in the range of $105,000 monthly, though the Company is working to reduce this expense. The primary source of cash for the Company in 2005 is expected to be from sale of a portion of its investments in Biorem (which had a value to CVF as of March 28, 2005 of approximately $9.5 million), through borrowing against CVF's assets, or from CVF issuing additional securities. The Company will also continue to assist its investee companies in their efforts to obtain outside financing in order to fund their growth and development of their business plans. Certain of the Company's financial obligations included in current liabilities relate to items that will not be paid in the near term. The Company will carefully manage its cash payments on such obligations. There is no assurance that all or any of these initiatives will be successful, and that certain of its investees may not have sufficient cash resources or capital resources to continue as going concerns.

The investees ability to continue to realize assets and discharge liabilities in the normal course is uncertain and dependent on these and other initiatives. The Company's financial statements do not include any of the adjustments to the amounts or classification of assets and liabilities that might be necessary should its investees be unable to continue its business in the normal course. Other factors that may affect CVF's future results include:

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

Quarterly Fluctuations. CVF's financial results have historically been, and will continue to be, subject to quarterly and annual fluctuations due to a variety of factors, primarily resulting from the nature of the technology companies in which it invests. Any shortfall in revenues in a given quarter may impact CVF's results of operations due to an inability to adjust expenses during the quarter to match the level of revenues for the quarter. There can be no assurance that CVF will report net income in any period in the future. While some of the Corporations have consistently reported losses, CVF has recorded income in certain fiscal periods and experienced fluctuations from period to period due to the sale of some of its holdings, other one-time transactions and similar events.

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

ITEM 7 FINANCIAL STATEMENTS

Consolidated Financial Statements

CVF TECHNOLOGIES CORPORATION
[Expressed in United States Currency]
December 31, 2004

CVF TECHNOLOGIES CORPORATION

                          INDEX TO FINANCIAL STATEMENTS

                                                        PAGE NUMBER
REPORT OF INDEPENDENT REGISTERED PUBLIC
            ACCOUNTING FIRM                                 F-2

CONSOLIDATED BALANCE SHEETS                                 F-4

CONSOLIDATED STATEMENTS OF OPERATIONS                       F-6

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)
            EQUITY                                          F-8

CONSOLIDATED STATEMENTS OF CASH FLOWS                      F-10

CONSOLIDATED STATEMENTS OF
            COMPREHENSIVE (LOSS) INCOME                    F-12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 F-13

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Directors
CVF Technologies Corporation
Williamsville, New York

We have audited the accompanying consolidated balance sheet of CVF Technologies Corporation as of December 31, 2004, and the related consolidated statement of operations, stockholders' (deficit) equity, cash flows and comprehensive loss for the year then ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CVF Technologies Corporation as of December 31, 2004, and the results of its operations and its cash flows for the year then ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has suffered recurring losses from operations, including a net loss of approximately $1.9 million for the year ended December 31, 2004, and has a working capital deficiency as of December 31, 2004. These factors raise substantial doubt the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                    /s/ Sherb & Co., LLP
                                                    Certified Public Accountants

      New York, New York
      February 25, 2005

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Directors
CVF Technologies Corporation

We have audited the accompanying consolidated balance sheets of CVF Technologies Corporation as of December 31, 2003, and the related consolidated statement of operations, stockholders' (deficit) equity, cash flows and comprehensive loss for the year then ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CVF Technologies Corporation as of December 31, 2003, and the results of its operations and its cash flows for the year then ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has suffered recurring losses from operations, including a net loss of approximately $2.2 million for the year ended December 31, 2003, and has a working capital deficiency as of December 31, 2003. These factors raise substantial doubt the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                    /s/ Radin, Glass & Co., LLP
                                                    Certified Public Accountants

      New York, New York
      February 26, 2004

CVF TECHNOLOGIES CORPORATION

                           CONSOLIDATED BALANCE SHEETS

As at December 31                                   [Expressed in U.S. Currency]

                                                                           2004         2003
                                                                             $            $
                                                                         ---------    ---------
ASSETS
CURRENT
Cash and cash equivalents                                                  112,648      225,535
Trade receivables [note 3[d]]                                              139,313    2,461,980
Inventory [note 4]                                                          58,818      586,009
Prepaid expenses and other                                                  30,086       75,669
Deferred tax asset and Income taxes receivable                                  --      550,830
                                                                         ---------    ---------
TOTAL CURRENT ASSETS                                                       340,865    3,900,023
                                                                         ---------    ---------
Property and equipment, net of accumulated depreciation [note 3[f]]         51,369      220,889
Loans receivable [note 17]                                                 142,251      142,251
Investment & notes receivable in Biorem [note 5]                           791,820           --
Holdings available for sale, at market [note 5]                              2,011        4,772
Technology, net of accumulated amortization [note 6[a]]                         --      228,001
Goodwill, net of accumulated amortization [note 6[b]]                    1,200,108    1,405,222
                                                                         ---------    ---------
TOTAL ASSETS                                                             2,528,424    5,901,158
                                                                         =========    =========

See accompanying notes

CVF TECHNOLOGIES CORPORATION

                       CONSOLIDATED BALANCE SHEETS CONT'D

As at December 31                                   [Expressed in U.S. Currency]

                                                                            2004             2003
                                                                              $                $
                                                                         -----------      -----------
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
Current portion of long-term debt [note 7]                                        --           82,297
Loans past due or in default [note 7]                                        239,139          221,269
Accounts payables and accrued liabilities [note 12[a]]                     3,228,089        6,212,368
Preferred and other non-voting stock of subsidiaries [note 12[b]]            208,425          192,850
                                                                         -----------        ---------
TOTAL CURRENT LIABILITIES                                                  3,675,653        6,708,784
                                                                         -----------        ---------
LONG-TERM LIABILITIES
Notes payable - officers and directors [note 7]                                   --        1,836,256
Notes payable - other [note 7]                                                25,000               --
Deferred income taxes [note 9]                                               241,892          368,566
Minority interest                                                                --            79,220
Pension obligation [note 8]                                                  618,916          577,457
                                                                         -----------        ---------
TOTAL LONG-TERM LIABILITIES                                                  885,808        2,861,499
                                                                         -----------        ---------
Redeemable Series A preferred stock, $0.001 par value,
   redeemable at $18.25 per share, authorized 500,000 shares,
   issued and outstanding shares 3,477 [2002; 3,477] [note 10[b]]             63,455           63,455
                                                                         -----------        ---------
                                                                           4,624,916        9,633,738
                                                                         -----------        ---------
Commitments and contingencies [notes 2, 15 and 16]
STOCKHOLDERS' (DEFICIT) EQUITY [note 2]
Series B convertible preferred stock
   $0.001 par value, liquidation preference of 25% of Stated Value, authorized, issued and outstanding 0 [2003; 338,500]
   [note 10[b]]                                                                   --              339
Series C convertible preferred stock
   $0.001 par value, issued and outstanding 100,000 shares,
   Stated value $1,000,000 [2003; 0] [note 10[b]]                                100               --
Common stock, $0.001 par value, authorized 50,000,000 shares, outstanding 13,761,225 [2003; 10,855,549] and in treasury
   481,700 [2003; 481,700] [note 10[a]]                                       14,243           11,338
Warrants [note 10 [c]]                                                       111,094          111,094
Additional paid-in capital                                                30,632,237       28,473,130
Treasury stock                                                            (2,747,174)      (2,747,174)
Accumulated other comprehensive loss                                        (409,594)      (1,750,291)
Accumulated deficit                                                      (29,697,398)     (27,831,016)
                                                                         -----------      -----------
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY                                      (2,096,492)      (3,732,580)
                                                                         -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)  EQUITY                      2,528,424        5,901,158
                                                                         ===========      ===========

See accompanying notes

CVF TECHNOLOGIES CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended December 31                              [Expressed in U.S. Currency]

                                                    2004            2003
                                                      $               $
                                                 ----------      ----------
SALES [note 3[m]]                                 7,957,675       8,704,069
Cost of sales                                     4,222,455       5,129,810
                                                 ----------      ----------
GROSS MARGIN                                      3,735,220       3,574,259
                                                 ----------      ----------
EXPENSES
Selling, general and administrative               4,840,615       5,220,657
Repriced stock options expense                      121,247         495,450
Research and development                            359,233         504,613
                                                 ----------      ----------
TOTAL EXPENSES                                    5,321,095       6,220,720
                                                 ----------      ----------
Loss from continuing operations
   before under noted items                      (1,585,875)     (2,646,461)
                                                 ----------      ----------
OTHER (EXPENSES) INCOME
Interest (expense), net                            (334,364)       (246,371)
(Loss) gain on sale of holdings                      (2,067)         (1,621)
Other income (expense)                              (29,829)        (89,825)
Income from equity investees                        178,885              --
Gain on sale of equity in subsidiary                742,568              --
Gain on sale of Biorem                              829,287              --
Realized translation (loss)                      (1,662,505)             --
                                                 ----------      ----------
TOTAL OTHER (EXPENSES) INCOME                      (278,025)       (337,817)
                                                 ----------      ----------
Loss from operations before
   income taxes                                  (1,863,900)     (2,984,278)
Income taxes [note 9]                                78,637        (526,386)
                                                 ----------      ----------
Loss from operations before
   the following:                                (1,942,537)     (2,457,892)
Minority interest in loss                            79,251         171,286
                                                 ----------      ----------
NET LOSS                                         (1,863,286)     (2,286,606)
                                                 ==========      ==========

See accompanying notes

CVF TECHNOLOGIES CORPORATION

                  CONSOLIDATED STATEMENTS OF OPERATIONS CONT'D

Year ended December 31                              [Expressed in U.S. Currency]

                                                    2004            2003
                                                      $               $
                                                 ----------      ----------
NET LOSS ATTRIBUTABLE TO COMMON
   STOCKHOLDERS [note 11]                        (1,866,382)     (2,628,279)
                                                 ----------      ----------

BASIC AND DILUTED LOSS PER SHARE [note 11]            (0.15)          (0.24)
                                                 ==========      ==========
BASIC AND DILUTED WEIGHTED AVERAGE
   SHARES [note 11]                              12,521,856      10,749,035
                                                 ==========      ==========

See accompanying notes

CVF TECHNOLOGIES CORPORATION

        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY CONT'D

Year ended December 31                              [Expressed in U.S. Currency]


                                                   SERIES B                                                ACCUMULATED
                                                  CONVERTIBLE          ADDITIONAL                             OTHER         TOTAL
                                   COMMON STOCK    PREFERRED            PAID-IN    ACCUMULATED  TREASURY   COMPREHENSIVE   EQUITY
                                           AMOUNT    STOCK    WARRANTS  CAPITAL      DEFICIT      STOCK       INCOME      (DEFICIT)
                                  SHARES     $         $         $         $            $           $            $            $
                                ---------- ------ ----------- -------- ---------- ------------ ----------- ------------- -----------
BALANCE - DECEMBER 31, 2002     11,095,156 11,095     339     111,094  27,927,197 (25,202,737) (2,747,174)  (1,066,589)    (966,775)
Net loss                                                                           (2,286,606)                           (2,286,606)
Dividends on Series A
   preferred stock                                                                     (3,173)                               (3,173)
Dividends on Series B
   convertible preferred stock                                                       (338,500)                             (338,500)
Unrealized loss on securities
   available for sale, net of
   reclassification adjustment
   [note 10[d]]                                                                                                 (9,054)      (9,054)
Shares issued in lieu of cash
   for services                     92,593     93                          24,907                                            25,000
Shares issued for cash             149,500    150                          25,981                                            26,131
Change in market price -
   re priced options                                                      495,045                                           495,045
Translation adjustment
  [note 10[d]]                                                                                                (674,648)    (674,648)
                                ---------- ------     ---     -------  ---------- -----------  ----------   ----------   ----------
BALANCE - DECEMBER 31, 2003     11,337,249 11,338     339     111,094  28,473,130 (27,831,016) (2,747,174)  (1,750,291)  (3,732,580)
                                ========== ======     ===     =======  ========== ===========  ==========   ==========   ==========

See accompanying notes

CVF TECHNOLOGIES CORPORATION

        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY CONT'D

Year ended December 31                              [Expressed in U.S. Currency]

                                                                        SERIES B                    SERIES C
                                                                      CONVERTIBLE                 CONVERTIBLE
                                                   COMMON STOCK        PREFERRED                    PREFERRED
                                                              AMOUNT     STOCK       WARRANTS         STOCK
                                                SHARES          $          $            $              $
                                              ----------      ------  -----------    --------     ------------
BALANCE - DECEMBER 31, 2003                   11,337,249      11,338      339         111,094          0
Net loss
Dividends on Series A preferred stock
Warrants issued to holder of Series C
Warrants issued to note holder
Unrealized loss on securities available
   for sale, net of reclassification
   adjustment [note 10[d]]
Shares issued in cancellation of Series B      1,000,000       1,000     (339)                       100
Shares issued in lieu of cash  for services       74,362          74
Shares issued for cash                           606,061         606
Shares exercised in options                    1,225,253       1,225
Biorem options exercised
Sale of Biorem common shares
Stock Option  - change in market value
Translation adjustment [note 10[d]]
                                              ----------      ------     ---          -------        ---
BALANCE - DECEMBER 31, 2004                   14,242,925      14,243       0          111,094        100
                                              ==========      ======     ===          =======        ===

                                                                                        ACCUMULATED
                                               ADDITIONAL                                 OTHER           TOTAL
                                                PAID-IN     ACCUMULATED    TREASURY    COMPREHENSIVE      EQUITY
                                                CAPITAL       DEFICIT       STOCK         INCOME        (DEFICIT)
                                                   $             $            $              $              $
                                               ----------  ------------   ---------    -------------    -----------
BALANCE - DECEMBER 31, 2003                    28,473,130  (27,831,016)   (2,747,174)    (1,750,291)    (3,732,580)
Net loss                                                    (1,863,286)                                 (1,863,286)
Dividends on Series A preferred stock                           (3,096)                                     (3,096)
Warrants issued to holder of Series C              19,140                                                   19,140
Warrants issued to note holder                      4,620                                                    4,620
Unrealized loss on securities available
   for sale, net of reclassification
   adjustment [note 10[d]]                                                                       32             32
Shares issued in cancellation of Series B         597,975                                                  598,736
Shares issued in lieu of cash  for services        19,426                                                   19,500
Shares issued for cash                            199,394                                                  200,000
Shares exercised in options                       515,022                                                  516,247
Biorem options exercised                           39,672                                                   39,672
Sale of Biorem common shares                      642,611                                                  642,611
Stock Option  - change in market value            121,247                                                  121,247
Translation adjustment [note 10[d]]                                                       1,340,665      1,340,665
                                               ----------  -----------    ----------      ---------     ----------
BALANCE - DECEMBER 31, 2004                    30,632,237  (29,697,398)   (2,747,174)      (409,594)    (2,096,492)
                                               ==========  ===========    ==========      =========     ==========

See accompanying notes

CVF TECHNOLOGIES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31                              [Expressed in U.S. Currency]

                                                                            2004            2003
                                                                             $                $
                                                                         -----------     -----------
OPERATING ACTIVITIES
Net (loss) to cash used in operating activities                          (1,863,286)     (2,286,606)
Adjustments to reconcile net loss from continuing operations
   Depreciation and amortization                                            292,767         436,090
   Realized translation loss                                              1,662,505              --
   Income from equity investees                                            (178,885)             --
   Issuance of stock and exercise of options for services                   535,747              --
   Compensation expense for variable accounting for options                 121,247         495,045
   Pension expense                                                           41,459          63,534
   Gain on sale of holdings - SRE                                          (742,568)         (7,461)
   Gain from exchange of debt for Biorem equity                            (284,500)             --
   Minority interest in losses of subsidiaries                                   --        (171,286)
   Deferred income tax expense                                                   --        (526,386)
Changes in operating assets and liabilities
   Decrease (increase) in trade receivables                                 (24,596)     (1,228,697)
   Decrease (increase) in inventory and other                                28,252         (77,809)
   Prepaid expenses                                                            (360)             --
   (Increase) decrease in income taxes receivable                          (126,674)         43,037
   Increase (decrease) in accounts payable and accrued liabilities         (475,508)      1,533,788
   Deferred income taxes payable                                           (126,674)             --
                                                                         ----------      ----------
CASH (APPLIED TO) OPERATING ACTIVITIES                                   (1,141,074)     (1,726,751)
                                                                         ----------      ----------

INVESTING ACTIVITIES
Proceeds from sales of Biorem shares                                        452,947              --
Purchase of property and equipment                                               --         (30,122)
Proceeds from sale of holdings                                                2,761          46,724
Biorem cash divested                                                       (132,653)             --
                                                                         ----------      ----------
CASH PROVIDED BY (APPLIED TO) INVESTING ACTIVITIES                          323,055          16,602
                                                                         ----------      ----------

FINANCING ACTIVITIES
(Decrease) increase in bank indebtedness                                         --           4,796
Borrowings of debt                                                           88,018       1,477,886
Sale of common stock                                                        200,000              --
Issuance of common stock, net of expenses - Biorem                          755,538              --
Exercise of options for cash                                                  6,827              --
Purchase of treasury stock - Biorem                                         (73,255)             --
                                                                         ----------      ----------
CASH PROVIDED BY FINANCING ACTIVITIES                                       977,128       1,482,682
                                                                         ==========      ==========
Effect of exchange rate changes on
   cash and cash equivalents                                               (271,996)        234,999
                                                                         ----------      ----------

CASH AND CASH EQUIVALENTS (APPLIED) DURING YEAR                            (112,887)          7,532
Cash and cash equivalents, beginning of year                                225,535         218,003
                                                                         ----------      ----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                      112,648         225,535
                                                                         ==========      ==========
Cash paid during the year for interest                                      170,321          38,364
                                                                         ----------      ----------
Cash paid during the year for income taxes                                   26,276           1,611
                                                                         ----------      ----------

See accompanying notes

CVF TECHNOLOGIES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31                              [Expressed in U.S. Currency]

SCHEDULE OF SUPPLEMENTAL CASH FLOW INFORMATION

NON-CASH FINANCING ACTIVITIES:

                                                         2004        2003
                                                          $            $
                                                      -----------    ----
REDUCTION TO ASSETS AND LIABILITIES
    DUE TO DIVESTITURE OF SRE AND BIOREM HOLDINGS
    Trade receivables                                 (2,347,263)     --
    Inventory                                           (498,938)     --
    Prepaid expenses                                     (45,944)     --
    Income tax receivables                              (550,830)     --
    Property plant and equipment - net                  (159,600)     --
    Goodwill and intangibles - net                      (205,114)     --
    Accounts payable & accrued liabilities            (2,201,295)     --
    Deferred revenues                                   (307,476)     --
    Notes payable                                     (1,562,426)     --
    Notes receivable                                     791,820      --
    Minority interests                                   (79,220)     --

EXCHANGE OF DEBT FOR BIOREM EQUITY                       385,700      --

EXCHANGE OF SERIES B PREFERRED STOCK
    FOR SERIES C PREFERRED STOCK                         598,736      --

See accompanying notes

CVF TECHNOLOGIES CORPORATION

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Year ended December 31                              [Expressed in U.S. Currency]

                                                                 2004            2003
                                                                  $                $
                                                              ----------      ----------
NET LOSS                                                      (1,863,286)     (2,286,606)
                                                              ----------      ----------

OTHER COMPREHENSIVE (LOSS) INCOME,
   NET OF TAX [note 10[d]]

Foreign currency translation adjustments
   [net of tax effect]                                          (321,840)       (674,648)
                                                              ----------      ----------

Unrealized holding (losses) gains:

Unrealized holding losses (gains) arising during year
   [net of taxes of $nil, and $nil for the years ended
   December 31, 2004 and 2003]                                        --          12,001

Reclassification adjustments for previously recognized
   unrealized holding (gains) [net of taxes of $21 and
   $6,181 for the years ended December 31, 2004 and 2003]             32         (21,055)
                                                              ----------      ----------
                                                                      32          (9,054)
                                                              ----------      ----------
Total other comprehensive loss                                  (321,808)       (683,702)
                                                              ----------      ----------
COMPREHENSIVE LOSS DURING YEAR                                (2,185,094)     (2,970,308)
                                                              ==========      ==========

See accompanying notes

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2004 and 2003     [Expressed in U.S. Currency]

1. ORGANIZATION AND BUSINESS DESCRIPTION

CVF Technologies Corporation [the "Company" or "CVF"] is incorporated under the laws of the State of Nevada.

The Company is engaged primarily in the business of developing and managing private companies engaged in the environmental and information technologies areas. The Company's mandate is to acquire significant holdings in new and emerging companies to assist in the management of such companies and through them to engage in businesses. The Company's mandate is also to gain income from the operations of its investees and the ultimate proceeds of disposal of such investments. The Company holds majority ownership positions directly or indirectly in the following companies:

Biorem Technologies, Inc. ["Biorem"] a publicly traded industrial biotech company based in Guelph, Ontario, is engaged in the business of applying bioconversion and biotransformation technology to municipal and industrial environmental applications. The current business focus of Biorem is the design and installation of biological air filters, or biofilters, for the removal of odor and other air pollutants from municipal and industrial sources. At December 31, 2004, the Company has a 48% [69% in 2003] ownership interest in Biorem.

Ecoval Corporation ["Ecoval"], located in Williamsville, New York, was formed in December 2000. Ecoval's business involves the development, manufacture and marketing environmentally friendly organic herbicides, insecticides and tree recovery systems, targeted primarily for the lawn and garden retail/consumer market and specialty agricultural markets. At December 31, 2004, the Company has an 85% [85% in 2003] ownership interest in Ecoval.

Gemprint Corporation ["Gemprint"] is a Toronto, Canada, company in the business of providing products and services to the jewelry industry to enable diamonds and other precious gems to be uniquely identified non-invasively [fingerprinted], using a patented low power laser imaging system. The results are stored in a database for later verification and recovery of lost or stolen gems. Gemprint's Isi system has application with all segments of the diamond supply chain [i.e. cutter/polishers, grading laboratories, manufacturers, wholesalers, retailers and Internet traders]. At December 31, 2004, the Company had a 65% [65% in 2003] ownership interest in Gemprint.

SRE Controls Inc. ["SRE"] is a Waterloo, Canada, company in the business of designing, manufacturing and marketing a range of high efficiency, programmable electronic motor speed control products for electric vehicles. Examples of the kind of vehicles that use SRE's products are material handling equipment [e.g. forklift trucks], aircraft Ground Support Equipment [GSE],

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2004 and 2003     [Expressed in U.S. Currency]

1. ORGANIZATION AND BUSINESS DESCRIPTION - CONT'D

Neighborhood Electric Vehicles [NEVs], Golf carts and lower-end products such as sweepers and scrubbers. SRE supplies its controller products to both Original Equipment Manufacturers [OEMs] of vehicles through direct sales and to the aftermarket. At December 31, 2004, the Company had a 37% [75% in 2003] ownership interest in SRE.

On March 23, 2004 SRE as a result of signing a Memorandum of Agreement received $500,000 Cdn investment in new equity into the Company. As part of the requirements of the new investment all debt in the Company excluding $390,000 Cdn held by other shareholders of the Company was converted into equity. The net result of the new investment and the restructuring of the debt is that CVF holds approximately 37% of the current shares of SRE.

On March 11, 2005, a secured creditor of SRE Controls Inc. called a $550,000 Cdn secured demand note and appointed a receiver to administer the Company. The assets of SRE are estimated by the receiver at $902,000 Cdn while the total due creditors (secured and unsecured) is estimated at $1,600,000 Cdn. On March 31, 2005 a bankruptcy filing was filed in the office of the Superintendent of Bankruptcy Canada. The first meeting of creditors has been set for April 15, 2005.

CVF is currently examining its various options as a result of the action by this creditor which may include bidding on the assets claimed by the creditor. There is no assurance that CVF will be successful in such a bid in which case CVF's equity portion in SRE would only have nominal value. CVF currently carries SRE in its books at zero value.

2. GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which presumes that assets will be realized and liabilities discharged in the normal course of business over the foreseeable future. The consolidated Company's current liabilities exceed its current assets. The Company has incurred losses over the year and for the past five years, which have reduced the Company's cash reserves, and depleted stockholders' equity. Further, the Company has several contingent liabilities [note 16].

These conditions raise substantial doubt about the Company's ability to continue to fund its investee companies and the ability of some of those companies to continue to operate as a going concern.

The Company's primary need for cash is to maintain its ability to support the operations and ultimately the carrying values of certain of its individual investee companies. The Company is actively pursuing the sale of a portion of its interests in some of its investee companies as a source of funds, as well as establishing lines of credit or issuing new stock and reduction of cash flow

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2004 and 2003     [Expressed in U.S. Currency]

2. GOING CONCERN - CONT'D

needs. The Company will continue to assist its investee companies in their efforts to obtain outside financing in order to fund the growth and development of their respective businesses and has taken steps to reduce the operating cash requirements of the parent company and its investees. The Company is also seeking outside investment for these companies. There is no assurance that these initiatives will be successful or that certain of its investees will continue to have adequate cash resources and capital to be able to continue as going concerns.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States and are within the framework of the significant accounting policies summarized below:

[a]   PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. During 2004, the Company reduced its ownership percentages of Biorem from 69% to 48% and SRE from 75% to 37%, hence these entities were consolidated for operations in 2004 up to the date such ownership percentage was reduced to be below 50%. All material intercompany accounts and transactions have been eliminated on consolidation.

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

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2004 and 2003     [Expressed in U.S. Currency]

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONT'D

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

[c]   CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid temporary cash investments, with a maturity of three months or less when purchased, to be cash equivalents. Occasionally, the Company may have cash balances in its bank accounts which exceed $100,000, the federal insured limit.

[d]   TRADE RECEIVABLES

      Trade receivables are presented net of allowance for doubtful accounts. The allowance was $103,481 at December 31, 2004 [$144,164 at December 31, 2003]. Bad debt expense was $138,674 during the year ended December 31, 2004 [$36,935 in 2003].

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

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2004 and 2003     [Expressed in U.S. Currency]

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONT'D

[f]   PROPERTY AND EQUIPMENT

      Property and equipment are recorded at cost. Depreciation is calculated using the straight-line and declining balance methods over the estimated useful lives of the assets as follows:

Property                      5-10 years
Equipment                     5-10 years

      Accumulated depreciation at December 31, 2004 was $296,223 [$683,394 at December 31, 2003]. Depreciation expense was $64,677 [$51,254 in 2003].

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

      Financial instruments, which are denominated in currencies other than U.S. dollars, are subject to exchange rate risk. At December 31, the Company had the following Canadian dollar denominated financial instruments [converted to the U.S. dollar equivalents]:

                                                     2004             2003
                                                      $                 $
                                                   -------          ---------
Cash and cash equivalents                           52,911              1,665
Trade receivables                                   87,661            674,339
Bank indebtedness                                       --              5,157
Trade payables                                     611,526          1,306,340
Long-term debt                                          --          1,836,256
Pension obligation                                 618,916            577,457
Preferred and non voting stock of subsidiaries     208,425            192,850

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2004 and 2003     [Expressed in U.S. Currency]

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONT'D

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

[i]   INTANGIBLE ASSETS

      Intangible assets with finite useful lives are amortized over their estimated useful lives. Intangible assets are reviewed for impairment when there are indications that the carrying value of an asset may not be recoverable over its estimated useful life. The Company's only intangible asset is acquired technology of Ecoval which is amortized over 5 years. As of December 31, 2004 this intangible asset had been fully amortized.

[j]   IMPAIRMENT OF LONG-LIVED ASSETS

      The Company reviews long-lived assets, certain identifiable assets and goodwill related to those assets on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. Any impairment losses, if so determined have been recorded in the statement of operations.

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

[l]   LOSS PER SHARE

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

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2004 and 2003     [Expressed in U.S. Currency]

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONT'D

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

[n]   STOCK-BASED COMPENSATION

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

      During 2003, the Company repriced options of the registrant and certain of its subsidiaries, resulting in the "variable" method for determining compensation expense being applied to the options subject to repricing. Under this method, expense is recorded for the difference between the stock's quoted market price on the date of the grant and the option exercise price. Increases and decreases (but not below the exercise price) in the quoted market price of the stock between the grant date and the measurement date results in a change in the measurement of the compensation for the award.

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2004 and 2003     [Expressed in U.S. Currency]

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONT'D

If we applied the recognition provisions of SFAS 123 using the Black-Scholes option pricing model, the resulting pro-forma net income (loss) available to common shareholders, and pro-forma net income (loss) available to common shareholders per share would be as follows:

                                                For the year ended December 31,
                                                -------------------------------
                                                     2004             2003
                                                --------------    -------------
Net (loss) available to common
shareholders, as reported                       $   (1,866,382)   $  (2,628,279)

Add: Stock-based compensation expense
included in the reported net income, net of
related tax effects                                    701,286          495,045

Deduct: Stock-based compensation, net of tax           701,286          581,703

Net income (loss)available to common
shareholders, pro-forma                         $   (1,866,382)   $  (2,714,937)
                                                ==============    =============

Basic earnings (loss) per share:
                               As reported -    $         (.15)   $        (.24)
                                 Pro-forma -    $         (.15)   $        (.25)

The above stock-based employee compensation expense has been determined utilizing a fair value method, the Black-Scholes option-pricing model.

The recorded compensation expense for repriced stock options granted to employees during the years ended December 31, 2004 and 2003 was $121,247 and $495,450 respectively.

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2004 and 2003     [Expressed in U.S. Currency]

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONT'D

[n]   STOCK-BASED COMPENSATION CONT'D

      In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Blach-Scholes option pricing model with the following weighted average assumptions:

                                    For Years Ended December 31,
                                   ------------------------------
                                     2004                  2003
                                   -------                -------
Risk free interest rate              3.50%                  5.00%
Expected life                      2 years                5 years
Dividend rate                        0.00%                  0.00%
Expected volatility                  36.1%                 124.3%

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

[q]   USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting year. Management has recorded its estimate of costs attributed to the tax audit. Actual results could differ from those estimates.

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2004 and 2003     [Expressed in U.S. Currency]

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONT'D

[r]   CREDIT RISK

      The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains allowances for potential losses, and such losses have been within management's expectations.

[s]   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      FASB 151 - INVENTORY COSTS

      In November 2004, the FASB issued FASB Statement No. 151, which revised ARB No.43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

      FASB 152 - ACCOUNTING FOR REAL ESTATE TIME-SHARING TRANSACTIONS

      In December 2004, the FASB issued FASB Statement No. 152, which amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position
      (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real-estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2004 and 2003     [Expressed in U.S. Currency]

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONT'D

    FASB 153 - EXCHANGES OF NON-MONETARY ASSETS

    In December 2004, the FASB issued FASB Statement No. 153. This Statement addresses the measurement of exchanges of non-monetary assets. The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges incurred during fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

    FASB 123 (REVISED 2004) - SHARE-BASED PAYMENTS

    In December 2004, the FASB issued a revision to FASB Statement No. 123, Accounting for Stock Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans.

    A nonpublic entity will measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of those instruments, except in certain circumstances.

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2004 and 2003     [Expressed in U.S. Currency]

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONT'D

A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. A nonpublic entity may elect to measure its liability awards at their intrinsic value through the date of settlement.

The grant-date fair value of employee share options and similar instruments will be estimated using the option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).

Excess tax benefits, as defined by this Statement, will be recognized as an addition to paid-in-capital. Cash retained as a result of those excess tax benefits will be presented in the statement of cash flows as financing cash inflows. The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost will be recognized as income tax expense unless there are excess tax benefits from previous awards remaining in paid-in capital to which it can be offset.

The notes to the financial statements of both public and nonpublic entities will disclose information to assist users of financial information to understand the nature of share-based payment transactions and the effects of those transactions on the financial statements.

The effective date for public entities that do not file as small business issuers will be as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. For public entities that file as small business issuers and nonpublic entities the effective date will be as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Management intends to comply with this Statement at the scheduled effective date for the relevant financial statements of the Company.

4. INVENTORY

Inventory consists of the following:

                                          2004          2003
                                           $              $
                                        -------        -------
Raw material                                 --        568,364
Finished goods                          124,821         87,071
Less reserve for obsolescence           (66,003)       (69,426)
                                        -------        -------
                                         58,818        586,009
                                        =======        =======

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2004 and 2003     [Expressed in U.S. Currency]

5. HOLDINGS

The Company accounts for its holdings in the following companies using the equity method:

[a] Petrozyme Technologies, Inc. ["Petrozyme"], a Guelph, Canada, private company in the business of developing and marketing processes for the degradation of petroleum waste products.

[b] SRE Controls Inc. ["SRE"], a Waterloo, Canada, private company, which designs, manufactures and markets a range of high-efficiency, programmable electronic motor speed control products for electric and alternative powered vehicle applications.

[c] Biorem Technologies Inc. ["Biorem"], a Guelph, Canada, private company at December 31, 2004, which went public in January 2005, is an industrial biotech company engaged in the business of applying industrial microbiological technology to municipal and industrial environmental applications.

- In addition, the Company has other holdings available for sale, other notes and other holdings which are not individually significant.

Holdings consisted of the following at December 31, 2004:

                                                                                  HOLDINGS
                                                                    HOLDINGS   AVAILABLE FOR
                                                                    AT COST     FOR SALE AT
                                                      PERCENTAGE   OR EQUITY    FAIR VALUE
                                                      OWNERSHIP        $             $
                                                      ----------   ---------   -------------
Petrozyme
            50   common shares                             50%           --           --
       250,000   Class C non-voting shares                100%           --           --
                 notes and advances [net of equity
                 in losses] [i]
                                                         ----       -------        -----

SRE
     3,085,372   common shares [ii]                      37.5%           --           --
                                                         ----       -------        -----

Biorem
     3,589,142   effective common shares [iii]           48.5%      791,820           --
                                                         ----       -------        -----

Other notes and holdings                                   --            --        2,011
                                                         ----       -------        -----
TOTAL                                                               791,820        2,011
                                                                    =======        =====

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2004 and 2003     [Expressed in U.S. Currency]

5. HOLDINGS - CONT'D

Holdings consisted of the following at December 31, 2003:

                                                                                    HOLDINGS
                                                                     HOLDINGS    AVAILABLE FOR
                                                                     AT COST      FOR SALE AT
                                                      PERCENTAGE    OR EQUITY     FAIR VALUE
                                                      OWNERSHIP         $              $
                                                      ----------    ---------    -------------
Petrozyme
            50   common shares                            50%              --           --
       250,000   Class C non-voting shares               100%              --           --
                 notes and advances [net of equity
                 in losses] [i]
                                                                    ---------        -----

Other notes and holdings                                                   --        4,772
                                                                    ---------        -----
Total                                                                      --        4,772
                                                                    =========        =====

[i] The notes and advances to Petrozyme bear interest at prime plus 2%, are unsecured, payable on demand, some are denominated in Canadian currency and others in U.S. currency. The Company does not intend to demand repayment of these notes during the year. The carrying value of these assets has been reduced to zero by the Company's share of losses of Petrozyme.

[ii] On March 23, 2004, the Company entered into a transaction with a shareholder of SRE to contribute all of its outstanding debt to the CVF to equity and forgive 37.5% of the CVF's ownership n SRE for this shareholder to invest additional monies into SRE. This transaction reduced CVF's ownership in SRE from 75% to 37.5%. See note 19 - Subsequent events.

[iii] During 2004, the Company entered into several transactions involving
      Biorem during the year to recapitalize Biorem and sell some of CVF's equity ownership of Biorem. The result was CVF's ownership in Biorem was reduced from 69% at December 31, 2003 to 48.5% at December 31, 2004, based on the conversion of certain outstanding indebtedness due to CVF in January 2005. In January 2005, based on the conversion of certain indebtedness due to CVF, CVF owned 3,540,000 shares of Biorem or 35% of the then outstanding common stock. As of February 24, 2005, the date of the auditors report, the Biorem shares were trading at $3.15 Cdn on the Ontario stock exchange. The public company shares were put into escrow with 25% of the escrowed shares being released in January 2005 and a further 25% every six months thereafter.

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2004 and 2003     [Expressed in U.S. Currency]

5. HOLDINGS - CONT'D

The following table gives certain combined summarized unaudited financial information related to the Company's equity holdings (excluding SRE and Biorem which is stated separately):

                                              2004            2003
INCOME STATEMENT DATA (UNAUDITED)              $                $
---------------------------------          ----------      ----------
Net sales                                     181,022         183,569
Gross profit (loss) on sales                   53,702          58,075
Net (loss)                                   (154,911)       (195,370)
                                           ----------      ----------
CVF'S SHARE OF NET (LOSS)                     (77,456)        (96,936)
                                           ==========      ==========

BALANCE SHEET DATA
Current assets                                 32,056         113,364
TOTAL ASSETS                                   32,056         113,364
                                           ==========      ==========

Current liabilities                            67,312         269,546
Non-current liabilities                     2,652,394       2,311,613
(Deficit)                                  (2,687,650)     (2,467,795)
                                           ----------      ----------
TOTAL LIABILITIES AND EQUITY                   32,056         113,364
                                           ==========      ==========

CVF'S SHARE OF (ACCUMULATED DEFICIT)       (1,343,825)     (1,230,036)
                                           ==========      ==========

CVF'S SHARE OF NON-CURRENT LIABILITIES      2,652,394       2,311,613
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

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2004 and 2003     [Expressed in U.S. Currency]

5. HOLDINGS - CONT'D

The summarized unaudited financial data of SRE and Biorem for the year ended December 31, 2004 is as follows ( the prior year information is presented in note 14 as such entities were consolidated in 2003);

                                                      BIOREM           SRE
INCOME STATEMENT DATA (UNAUDITED)                       $               $
---------------------------------                   ---------       ---------
Net sales                                           7,665,754       2,553,085
Gross profit (loss) on sales                        4,036,054         909,264
Net income (loss)                                     319,559        (803,141)
                                                    ---------       ---------
CVF'S SHARE OF NET INCOME (LOSS)                      154,986        (301,178)
                                                    =========       =========

BALANCE SHEET DATA
Current assets                                      4,769,445         812,868
                                                    ---------       ---------
TOTAL ASSETS                                        4,769,445         812,868
                                                    =========       =========

Current liabilities                                 2,356,875       1,515,754
Non-current liabilities                             1,994,985               -
Equity (Deficit in assets)                            939,744        (629,377)
                                                    ---------       ---------
TOTAL LIABILITIES AND EQUITY                        5,291,604         886,377
                                                    =========       =========

CVF'S SHARE OF EQUITY (ACCUMULATED DEFICIT)           455,776        (236,016)
                                                    =========       =========

CVF'S SHARE OF NON-CURRENT LIABILITIES              1,161,285               -
                                                    =========       =========

The Biorem entity had debt and equity securities and options outstanding, which are convertible into common stock of the respective investee company. Such conversions, was noted in note 5(vii) above. There was no convertible debt or equity held by CVF which are convertible into common stock of the respective investee company. The separate calendar 2004 audited financials of Biorem public entity are available for public viewing with the System for Electronic Document Analysis and Retrieval, "SEDAR", at www.sedar.com. The two reconciling items between such financials presented on a Canadian GAAP basis verses US GAAP basis are that such financials will need to be converted to US dollars as they are presented in Canadian dollars, and the repricing of certain stock options by Biorem was not recorded as an expense of approximately $420,000 on the Biorem financials filed with SEDAR. Details on the repriced Biorem stock options are discussed in Note 13(b).

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2004 and 2003     [Expressed in U.S. Currency]

6. TECHNOLOGY AND GOODWILL

[a]   The details of purchased technology are as follows:

                                     2004               2003
                                       $                  $
                                  ----------          ---------
Cost                               1,210,132          1,210,132
Accumulated amortization          (1,210,132)          (982,131)
                                  ----------          ---------
                                          --            228,001
                                  ==========          =========

      Although Ecoval has successfully developed natural pesticide, herbicide and fertilizer products, and patented certain technologies related to these products, sales of these products and related cashflows are still being developed. The Company is working to expand its marketing partnerships. The cash flows from this business have fallen below earlier expectations and the Company's resources available to support the expansion of Ecoval are currently limited. As of December 31, 2004 this asset has been fully amortized.

      In November 2004, Ecoval granted a large manufacturer "Licensor" of wholesale and retail home and garden products and exclusive license in Canada to manufacture, distribute and sell certain herbicide products developed by Ecoval. The license agreement contains a first right of refusal for the licensee to enter into similar license agreement for the United States. The royalties due under the license agreement are as follows; A one time initial royalty fee of $25,000 due upon execution of the agreement, 7% of the gross product sales for the period Oct. 1, 2004 to Sept. 30, 2005 or a minimum of $15,000, 6% of the gross product sales for the period Oct. 1, 2005 to Sept. 30, 2006 or a minimum of $25,000, 5% of the gross product sales for the period Oct. 1, 2006 to Sept. 30, 2007 or a minimum of $30,000, 5% of the gross product sales for the period Oct. 1, 2007 to Sept. 30, 2008 or a minimum of $35,000. The Licensor is entitled to terminate this license agreement subject to certain terms and conditions.

[b]   The goodwill of subsidiaries consists of:

                                  ACCUMULATED      NET BOOK
                     COST         AMORTIZATION       VALUE
2004                   $               $               $
--------           ---------      ------------     ---------
Gemprint           2,444,366       1,244,258       1,200,108
                   ---------       ---------       ---------
                   2,444,366       1,244,258       1,200,108
                   ---------       ---------       ---------

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2004 and 2003     [Expressed in U.S. Currency]

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

      The Company adopted the provisions of SFAS No. 142 effective January 1, 2002, at which time the amortization of the Company's existing goodwill ceased. The goodwill of Gemprint is sustained by using discounted cash flows derived from its high gross profit margin of the recurring Gemprint fee base.

7. LONG-TERM DEBT

Long-term debt comprises the following:

                                                                             2004          2003
                                                                              $              $
                                                                           -------        -------
Convertible debenture issued by Gemprint, for Cdn. $286,841
   [2003 - $286,841], bearing interest at 5% per annum.
    The loan has matured and is past due.                                  239,139        221,269

Loans from a Biorem employee to Biorem of Cdn. $nil
   [2003 - $100,000. The loans are payable on demand upon
    the consent f CVF and bear interest at Canadian prime plus 4.0%.            --         77,140

Loans from an SRE officer to SRE of Cdn. $nil
   [2003 - $80,000] and an SRE director of Cdn $nil [2003 -
   $840,000]. Loan terms as outlined below.                                     --        709,688

Loans from a Biorem director to Biorem of Cdn. $nil
    [2003 - $960,420]. Loan terms as outlined below.                            --        740,868

Loan from a SRE director to CVF of Cdn. $nil
   [2003 - $500,000]. Loan terms as outlined below.                             --        385,700

Loan from an unrelated party to CVF of $25,000
   [2003 - $nil]. Loan terms as outlined below.                             25,000             --

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2004 and 2003     [Expressed in U.S. Currency]

7. LONG-TERM DEBT - CONT'D

Total long-term debt                                          264,139     2,134,665
Less: current portion of long-term debt                            --       (77,140)
   loans past due or in default                              (239,139)     (221,269)
                                                             --------     ---------
LONG-TERM DEBT EXCLUDING CURRENT PORTION AND LOANS PAST
   DUE OR IN DEFAULT                                           25,000     1,836,256
                                                             ========     =========

Loan from SRE officer - this amount was payable on or before the 1st day of October, 2004. Should SRE obtain either senior debt financing or equity financing of at least $1 million prior to October 1, 2004, all outstanding principal and interest due shall be due and payable as of the closing date of such financing. The note bears interest at the rate of 12% per annum.

Loan from SRE director - this amount was due on December 31, 2004 and consists of a convertible term note. Under the conversion terms, $4.00 of indebtedness can be exchanged for one common share of the Company at the option of the holder. The note bears interest at 5% per annum, calculated daily, and is payable at the end of the term.

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

Loan from an unrelated party - this amount is due in February 2006. The holder also received 25,000 warrants to purchase CVF common stock at $0.41 per share as compensation for services. The note bears interest at 10% per annum and is payable on a quarterly basis.

8. PENSION OBLIGATION

In recognition of past service contributions by a retired executive officer, the Company has agreed to provide a Cdn. $6,000 [U.S. $5,002 at current exchange rates] monthly pension benefit for life. The accrued pension obligation represents the actuarial value of this benefit. This obligation is adjusted annually based on payments made and changes in actuarial assumptions.

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2004 and 2003     [Expressed in U.S. Currency]

9. INCOME TAXES

Details of the income tax (recovery) related to income from continuing operations are as follows:

                                                                   2004         2003
                                                                     $           $
                                                                ----------   ----------
Current:
   U.S.
        Income taxes on interest income from subsidiary             24,637       82,358
        Capital gains taxes due on sale of subsidiary equity       281,958           --
                                                                ----------   ----------
   Foreign
        Taxes (net of recovery) on operations of subsidiaries       54,000     (134,366)
                                                                ----------   ----------
Total current taxes                                                360,595      (52,008)
                                                                ----------   ----------
Deferred:
   U.S.                                                           (281,958)          --
   Foreign                                                              --     (474,378)
                                                                ----------   ----------
Total deferred taxes                                              (281,958)    (474,378)
                                                                ----------   ----------
INCOME TAX (RECOVERY)                                               78,637     (526,386)
                                                                ==========   ==========

(Loss) income before (recovery of) income taxes:
   U.S.                                                         (2,041,337)  (1,241,810)
   Foreign                                                         177,437   (1,742,468)
                                                                ----------   ----------
(LOSS) BEFORE (RECOVERY OF) INCOME TAXES                        (1,863,900)  (2,984,278)
                                                                ==========   ==========

No income tax provisions or recoveries are allocable to operations of discontinued business, or extraordinary items.

The recovery of income taxes differs from the amount computed by applying the statutory income tax rate to net loss before recovery of income taxes as follows:

                                                                       2004      2003
                                                                        %         %
                                                                      -----     -----
U.S. statutory income tax rate                                        (35.0)    (35.0)
                                                                      =====     =====
(Decrease) increase in income tax resulting from:
   Non-deductible equity compensation                                   2.3      (5.8)
   Loss in subsidiaries not recognized for tax purposes                 4.5       9.6
   Recognized tax benefit of subsidiary foreign loss carryforwards       --      17.7
   Foreign translation loss not recognized                             31.2        --
   Other                                                                1.2      (4.1)
                                                                      -----     -----
EFFECTIVE INCOME TAX RATE                                               4.2     (17.6)
                                                                      =====     =====

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2004 and 2003     [Expressed in U.S. Currency]

9. INCOME TAXES - CONT'D

The components of the temporary differences which created the deferred tax (recovery) provision are as follows:

                                                              2004             2003
                                                               $                $
                                                            --------         --------
Change in:
   Operating Tax loss carryforward, CVF Corporation          229,858         (684,381)
   Operating tax loss carryforward, subsidiaries            (940,361)        (368,355)
   Capital tax loss carryforward, CVF Corporation           (281,958)              --
   Pension obligation                                         14,096           38,043
   Change in accounting principal                                 --           86,444
   Lack of tax basis for technology                          (77,520)        (102,392)
   Other                                                    (115,355)         211,504
   Change in valuation allowance                             889,282          341,759
                                                            --------         --------
                                                            (281,958)        (474,378)
                                                            --------         --------

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                             2004             2003
                                                              $                 $
                                                          ----------       ----------
Deferred tax assets:
U.S.
   Operating tax loss carryforward                         1,150,350          827,319
   Capital loss carry-forward                                475,458          757,416
   Related to pension obligation                             210,431          196,335
   Related to the unrealized loss attributable
        securities available for sale valued at market            --            4,080
   Less: Valuation allowance                              (1,836,239)      (1,785,150)
                                                          ----------       ----------
                                                                  --               --
                                                          ----------       ----------
Deferred tax liabilities:
U.S.
   Related to lack of tax basis for technology                    --           77,520
   Investment & notes in investees                           241,892          291,046
                                                          ----------       ----------
                                                             241,892          368,566
                                                          ----------       ----------
NET DEFERRED TAX (LIABILITY)                                (241,892)        (368,566)
                                                          ==========       ==========
Deferred tax assets:
Foreign
   Income tax losses available for carryforward in
    subsidiaries                                           2,027,961        3,497,702
   Less: Valuation allowance                              (2,027,961)      (2,968,332)
                                                          ----------       ----------
NET DEFERRED TAX ASSET - FOREIGN                                  --          529,370
                                                          ==========       ==========

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2004 and 2003     [Expressed in U.S. Currency]

9. INCOME TAXES - CONT'D

At December 31, 2004, the Company has losses available for carryforward in certain of its Canadian subsidiaries of approximately $5,794,200 [$11,698,000 in 2003] available to reduce future years' income for tax purposes in these subsidiaries. These losses expire as follows:

                                                    $
                                                ---------
2005                                            1,411,300
2006                                            2,451,100
2007                                              785,900
2008                                              557,700
Beyond                                            588,200
                                                ---------
                                                5,794,200
                                                =========

At December 31, 2004, the Company has U.S. net operating losses available for carryforward of approximately $3,109,000 available to reduce future years' income for tax purposes, which expire in the years 2022 through 2024. In addition there are capital loss carryforwards of approximately $1,398,000 with no expiration.

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

      In 2004, the Company issued 74,362 shares of its common stock in consideration of consultation services to the Company. Also in 2004, the Company issued 606,061 shares of its common stock to an outside investor for consideration of $200,000.

      In 2003, the Company issued 92,593 shares of its common stock in consideration of legal services to the Company. Also in 2003, the Company issued 149,500 shares of its common stock to an officer/director and to the wife of an officer/director for total cash consideration of $26,131.

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2004 and 2003     [Expressed in U.S. Currency]

10.   STOCKHOLDERS' EQUITY - CONT'D

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

      The Company may, at its option and at any time, redeem all or part of the Series A Preferred from the holders thereof. Additionally, at any time after August 20, 2000, a holder of the Series A Preferred may require the Company to redeem any or all of the Series A Preferred held by such holder. The redemption price shall be the Stated Value plus all accrued but unpaid dividends. In light of the mandatory redemption feature, the preferred stock is classified outside of permanent equity. As at December 31, 2004, an amount of $23,097 [$20,001 at December 31, 2003] has been accrued in respect of cumulative unpaid dividends.

      SERIES B & C CONVERTIBLE PREFERRED STOCK

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

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2004 and 2003     [Expressed in U.S. Currency]

10.   STOCKHOLDERS' EQUITY CONT'D

[c]   WARRANTS

      There are 1,132,784 Warrants outstanding at December 31, 2004 [1,132,784 at December 31, 2003].

      There were 125,000 warrants issued during the year. See notes 7 and 10(b). Compensation expense was recorded for the 25,000 warrants issued to the debt holder for services rendered valued at $4,620.

[d]   COMPREHENSIVE INCOME (LOSS)

      SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income.

      Disclosure of accumulated balances related to each component of other comprehensive income (loss) is as follows:

                                           UNREALIZED                  ACCUMULATED
                                         GAINS (LOSSES)    FOREIGN        OTHER
                                         ON SECURITIES     CURRENCY   COMPREHENSIVE
                                          [NET OF TAX]   TRANSLATION  INCOME (LOSSES)
                                                $             $              $
                                         --------------  -----------  ---------------
BALANCE - DECEMBER 31, 2002                  13,563      (1,080,152)    (1,066,589)

Current year other comprehensive (loss)      (9,054)       (674,648)      (683,702)
                                             ------      ----------     ----------
BALANCE - DECEMBER 31, 2003                   4,509      (1,754,800)    (1,750,291)

Current year other comprehensive (loss)          32       1,340,665      1,340,697
                                             ------      ----------     ----------
BALANCE - DECEMBER 31, 2004                   4,541        (414,135)      (409,594)
                                             ======      ==========     ==========

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2004 and 2003     [Expressed in U.S. Currency]

10.   STOCKHOLDERS' EQUITY - CONT'D

[d]   COMPREHENSIVE INCOME (LOSS) - CONT'D

      The details of unrealized holding gains and losses included in comprehensive income net of reclassification adjustments are as follows:

             GAINS        (LOSSES)         TAXES          NET
               $              $              $             $
             -----        --------         -----        ------
2003            --        (15,242)         6,188        (9,054)
2004            54             --            (22)           32

11.   LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

                                                          2004            2003
                                                           $               $
                                                       ----------      ----------
Numerator:
  Net (loss)                                           (1,863,286)     (2,286,606)
  Dividends on Series A preferred stock                    (3,096)         (3,173)
  Dividends on Series B preferred stock                        --        (338,500)
                                                       ----------      ----------
  Numerator for basic and diluted (loss) per share
     (loss) attributable to common stockholders        (1,866,382)     (2,628,279)
                                                       ----------      ----------
Denominator:
  Denominator for basic and diluted (loss) per
     share - weighted average shares outstanding       12,521,856      10,749,035

                                                       ----------      ----------

Basic and diluted (loss) per share                          (0.15)          (0.24)
                                                       ----------      ----------

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2004 and 2003     [Expressed in U.S. Currency]

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

      In addition to Class A voting shares [common], Gemprint has issued Class B and C voting shares which have cumulative dividend rates of 10%, are retractable by the holder at face value plus dividends in arrears, and are convertible to Class A common shares on a one-to-one basis. The Class B shares held by third parties have been classified as a liability at December 31, 2004 Cdn. $250,000, U.S. $208,425 [at December 31, 2003 Cdn.
      $250,000, U.S. $192,850]. The remaining Class B and all of the Class C shares are held by CVF. The timing of these retractions are restricted to specific time periods and Gemprint has received a notice to retract Cdn. $250,000 by a third-party investor. Cumulative dividends payable to third-party investees of $634,446 [$529,180 in 2003] have been accrued in these consolidated statements and included in trade payables and accrued liabilities.

[b]   PREFERRED AND NON-VOTING STOCK OF SUBSIDIARIES

      Preferred and other non-voting stock of subsidiaries includes the following:

                                             2004        2003
                                              $           $
                                           -------     -------
Gemprint Class B and C voting shares       208,425     192,850
                                           -------     -------
                                           208,425     192,850
                                           =======     =======

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2004 and 2003     [Expressed in U.S. Currency]

13.   STOCK BASED COMPENSATION

During 2004, the Company granted nil [505,000 in 2003] stock options to certain officers, employees and directors. The exercise price of all options issued was equal to the market value of the underlying stock on the date on which options were granted.

During 2002, the Compensation Committee of the Board of Directors approved an adjustment to the exercise price for all options held by employees, including executive officers, as well as certain consultants. The revised exercise price was established by reference to the closing bid price of the Company's common stock on April 16, 2002, which was $0.16. Options to purchase approximately 1,415,500 shares of common stock were repriced. The repriced options are all fully vested. These options are subject to variable plan accounting using the intrinsic value method. As the Company's stock as at December 31, 2004 was $0.48 ($0.41 at December 31, 2003), and 1,260,000 shares of the repriced options as well as 200,000 of the options granted in 2003 were exercised during 2004 additional compensation expense of $211,474 ($351,250 in 2003) was recorded.

The following is a summary of stock option activity:

                                                  WEIGHTED
                                                  AVERAGE
                                                  EXERCISE
                                                   PRICE
                                       SHARES        $
                                     ----------   --------
Outstanding December 31, 2002         1,405,000      0.16
                                     ----------     -----
   Granted during the year              505,000      0.30
   Expired during the year                   --        --
                                     ----------     -----
Outstanding December 31, 2003         1,910,000      0.20
                                     ----------     -----
   Granted during the year                   --        --
   Expired during the year                   --        --
   Exercised during the year         (1,460,000)    (0.18)
                                     ----------     -----
OUTSTANDING DECEMBER 31, 2004           450,000      0.25
                                     ----------     -----

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2004 and 2003     [Expressed in U.S. Currency]

13.   STOCK BASED COMPENSATION - CONT'D

There were no stock options issued in 2004 by the Company.

The following table summarizes information about options outstanding and exercisable at December 31, 2004:

                                       Outstanding and Exercisable
                           ---------------------------------------------------
                                           Weighted-    Weighted-
                                            average      Average
                              Number    remaining life   Exercise    Number
                           Outstanding     in years       Price    Exercisable
                           -----------  --------------  ---------  -----------
Range of exercise prices:
$0.16                        145,000         2.29         $ 0.16     145,000
$0.30                        305,000         5.67           0.25     305,000
                             -------                                 -------
                             450,000                                 450,000
                             =======                                 =======

Certain of the Company's subsidiaries have outstanding compensatory options granted to employees and directors, as described below. In the event the options granted by its subsidiaries are exercised, the Company's interest in those subsidiaries will be diluted. A summary of the stock options and shares outstanding at December 31, 2004 for those consolidated entities which have issued options are as follows:

[a] A total of 3,193,831 options to purchase shares of Gemprint are outstanding, 3,193,831 of which are exercisable at December 31, 2004. These options have a weighted average price of Cdn. $0.05 per share which were repriced during 2003 from $0.20 per share. Of the options outstanding, none were granted in 2003 or 2002. Gemprint has a total of 47,653,161 shares outstanding as at December 31, 2004. These options are now subject to variable plan accounting using the intrinsic value method. No additional compensation expense was recorded in 2004, since there was no intrinsic value with these options at December 31, 2004.

[b] A total of 2,000,615 options to purchase shares of Biorem, subject to certain future events, are outstanding as of December 31, 2004. , These options are all exercisable. These options have a weighted average exercise price of Cdn. $0.61 per share. Up to 1,187,002 option shares were granted to the employees of the company, subject to the finalization of the future events and the previous options granted were repriced at $0.40 per share. Biorem has a total of 2,224,150 shares outstanding as at December 31, 2004. These options are now subject to variable plan accounting using the intrinsic value method. An additional $420,844 of additional compensation expense was recorded for 2004, ($144,200 for 2003) the estimated intrinsic value of such 503,000 repriced options.

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2004 and 2003     [Expressed in U.S. Currency]

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

CVF TECHNOLOGIES CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31                              [Expressed in U.S. Currency]

14.   SEGMENTED INFORMATION - CONT'D

                                                      MACHINE  IDENTIFICATION    NATURAL     CORPORATE
                                     BIOREMEDIATION  CONTROLS     SYSTEMS      FERTILIZER  ADMINISTRATION    TOTAL
2004                                        $            $           $              $             $            $
-------------------------------      --------------  --------  --------------  ----------  --------------  ----------
SALES                                  6,691,686      411,357      622,729       231,903             --     7,957,675
                                       ---------     --------    ---------      --------     ----------    ----------
Income (loss) from operations
 before depreciation and
  research and development               833,472     (114,615)    (163,008)     (208,170)    (1,509,644)   (1,161,965)
Depreciation                              43,500        6,403       11,888         1,340          1,546        64,677
Research and development                 269,695       89,538           --            --             --       359,233
                                       ---------     --------    ---------      --------     ----------    ----------
Income (loss) from operations
 before other income (expenses)          520,277     (210,556)    (174,896)     (209,510)    (1,511,190)   (1,585,875)
Interest income                               --           --          282            --         89,760        90,042
Interest (expense)                      (253,377)      (8,174)     (88,495)         (883)       (73,477)     (424,406)
Other income (expense)                  (148,061)     (15,539)      30,134        74,781         28,856       (29,829)
Income from equity investees                  --           --           --            --        178,885       178,885
Gain on sale of holdings                      --           --           --            --      1,569,788     1,569,788
Realized translation loss                     --           --           --            --     (1,662,505)   (1,662,505)
                                       ---------     --------    ---------      --------     ----------    ----------
Segment income (loss) before
 (recovery) of income taxes              118,839     (234,269)    (232,975)     (135,612)    (1,379,883)   (1,863,900)
                                       ---------     --------    ---------      --------     ----------    ----------
(Recovery) of income taxes               198,929           --           --      (144,929)        24,637        78,637
                                       ---------     --------    ---------      --------     ----------    ----------
Net income (loss)                        (80,090)    (234,269)    (232,975)        9,317     (1,404,520)   (1,942,537)
Minority interest                             --           --       79,251            --             --        79,251
                                       ---------     --------    ---------      --------     ----------    ----------
NET INCOME (LOSS) FROM
 CONTINUING OPERATIONS                   (80,090)    (234,269)    (153,724)        9,317     (1,404,520)   (1,863,286)
                                       =========     ========    =========      ========     ==========    ==========
Depreciation and amortization             43,500        6,403       11,888       229,429          1,546       292,766
Capital expenditures                    (253,059)    (325,554)      (1,387)           --         (2,892)     (582,892)
Segment assets                                --           --    1,249,687            --          1,790     1,251,477
Segment goodwill (included in
 segment assets)                              --           --           --            --             --            --
Segment technology (included in
 segment assets)                              --           --           --            --             --            --

CVF TECHNOLOGIES CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31                              [Expressed in U.S. Currency]

14.   SEGMENTED INFORMATION - CONT'D

                                                     MACHINE   IDENTIFICATION    NATURAL       CORPORATE
                                   BIOREMEDIATION   CONTROLS      SYSTEMS      FERTILIZER   ADMINISTRATION     TOTAL
2003                                      $             $            $              $              $             $
-------------------------------    --------------  ----------  --------------  ----------   --------------  ----------
SALES                                6,189,488      1,518,323      712,592       283,666              --     8,704,069
                                     ---------     ----------    ---------      --------      ----------    ----------
Income (loss) from operations
 before depreciation
   and research and development      1,142,041       (659,278)     (69,241)     (672,194)     (1,831,922)   (2,090,594)
Depreciation                            23,237         15,281        7,564            --           5,172        51,254
Research and development               168,505        278,555        8,392        49,161              --       504,613
                                     ---------     ----------    ---------      --------      ----------    ----------
Income (loss) from operations
 before other income (expenses)        950,299       (953,114)     (85,197)     (721,355)     (1,837,094)   (2,646,461)
Interest income                             --             --        2,463            --           3,422         5,885
Interest (expense)                     (90,436)       (20,015)     (82,591)           --         (59,214)     (252,256)
Other income (expense)                  (1,204)       (66,309)      11,447       195,614        (229,374)      (89,825)
(Loss) gain on sale of holdings             --             --           --            --          (1,621)       (1,621)
                                     ---------     ----------    ---------      --------      ----------    ----------
Segment income (loss) before
 (recovery) of income taxes            858,659     (1,039,438)    (153,878)     (525,741)     (2,123,881)   (2,984,278)
                                     ---------     ----------    ---------      --------      ----------    ----------
(Recovery) of income taxes            (474,378)            --           --      (134,389)         82,381      (526,386)
                                     ---------     ----------    ---------      --------      ----------    ----------
Net income (loss)                    1,333,037     (1,039,438)    (153,878)     (391,352)     (2,206,262)   (2,457,892)
Minority interest                           --         74,288       96,998            --              --       171,286
                                     ---------     ----------    ---------      --------      ----------    ----------
NET INCOME (LOSS) FROM
 CONTINUING OPERATIONS               1,333,037       (965,150)     (56,880)     (391,352)     (2,206,262)   (2,286,606)
                                     =========     ==========    =========      ========      ==========    ==========

Depreciation and amortization           23,237         15,281        7,564       384,836           5,172       436,090
Capital expenditures                    27,161          5,668         (440)           --              --        32,389
Segment assets                         152,366        212,348    1,258,548       229,340           1,509     1,854,111
Segment goodwill (included in
 segment assets)                        50,644        154,470    1,200,108            --              --     1,405,222
Segment technology (included in
 segment assets)                            --             --           --       228,001              --       228,001

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2004 and 2003     [Expressed in U.S. Currency]

15.   COMMITMENTS

The Company leases office equipment and property under operating leases expiring in various years through 2005.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2004 for each of the next four years and in aggregate are:

      YEAR ENDED DECEMBER 31                  $
------------------------------------       ------
2005                                       33,153
2006                                           --
2007                                           --
2008                                           --
Beyond                                         --
                                           ------
TOTAL MINIMUM FUTURE RENTAL PAYMENTS       33,153
                                           ======

Rental expense for the year was $142,073 [$195,750 for 2003].

16.   CONTINGENCIES

The Company is currently under an audit by the Internal Revenue Service ("IRS"). As part of the routine audit, the IRS indicated that they reviewed the treatment of capital losses claimed in the prior year and refunds of $2,532,000 received in 2001. A proposed deficiency in federal income tax was issued by the IRS on December 1, 2003 totaling $2,969,123. On February 5, 2004 CVF issued a formal protest to the proposed deficiency and its protest has now gone before appeals at the IRS. If it is not resolved at the appeals level of the IRS, CVF intends to challenge the IRS ruling in federal tax court, as CVF and its legal counsel strongly believes its original deductions were correctly taken. This process could take up to 6 to 24 more months to be resolved.

The Company is involved from time to time in other litigation, which arises in the normal course of business. In respect of these claims the Company believes it has valid defenses and/or appropriate insurance coverage in place. Management has accrued its estimate of costs associated with this audit. In management's judgment, no material exposure exists on the eventual settlement of such litigation.

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2004 and 2003     [Expressed in U.S. Currency]

17.   LOANS RECEIVABLE

Loans receivable pertain to loans advanced to certain Company officers. The loans are denominated in Canadian dollars, and bear an effective interest rate of 6%. These loans have no repayment terms.

18.   RELATED PARTY TRANSACTIONS

CVF entered into a Service Agreement dated October 2, 2001 with Michael Dreben, the son of Jeffrey I. Dreben, CVF's President, Chairman and Chief Executive Officer. Pursuant to the Service Agreement, Michael Dreben will identify, analyze and assist in sourcing funding and merger and acquisition opportunities for CVF and the Corporations. The Service Agreement also entitles Michael Dreben to receive a cash fee upon the closing of such funding and merger and acquisition opportunities. During 2004 Michael Dreben received a fee totaling $79,503 and 50,000 stock option shares of Biorem as his fee for sourcing one of the investors in Biorem during 2004. Michael Dreben receives an annual salary of $106,000 and has not received any additional warrants, options or shares. The Service Agreement terminates upon 30 days' prior written notice by either party.

19.   SUBSEQUENT EVENTS-(UNAUDITED)

Biorem - In January 2005 Biorem completed its going public transactions and began trading on the Toronto Venture Exchange effective Friday, January 21, 2005 under the symbol BRM. CVF's ownership position in Biorem is approximately 3.5 million shares of Biorem Inc. representing approximately 35% of the outstanding shares of Biorem.

SRE - On March 11, 2005, a secured creditor of SRE Controls Inc. called a $550,000 cdn secured demand note and appointed a receiver to administer the Company. The assets of SRE are estimated by the receiver at $902,000 Cdn while the total due creditors (secured and unsecured) is estimated at $1,600,000 Cdn. On March 31, 2005 a bankruptcy filing was filed in the office of the Superintendent of Bankruptcy Canada. The first meeting of creditors has been set for April 15, 2005.

CVF is currently examining its various options as a result of the action by this creditor which may include bidding on the assets claimed by the creditor. There is no assurance that CVF will be successful in such a bid in which case CVF's equity portion in SRE would only have nominal value. CVF currently carries SRE in its books at zero value.

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

PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a)   Directors and Executive Officers

The directors and executive officers of CVF are as follows:

NAME                    AGE      POSITION
-----------------       ---      --------------------------------------------
Jeffrey I. Dreben        59      Director; Chairman, Chief Executive
                                 Officer; and President
Robert B. Nally          57      Director; Chief Operating Officer, Chief
                                 Technology Officer, Secretary; and Treasurer
Robert L. Miller         53      Chief Financial Officer
Robert H. Glazier        56      Director

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

Robert L. Miller has been Chief Financial Officer of CVF since June 1999. Mr. Miller was previously Vice President of Finance/Controller for U.S. Appraisal, Inc., a national real estate appraisal firm. Prior to that he was with Pratt & Lambert United, Inc. for seventeen years, most recently as Vice President/Controller of their Consumer Group. From 1973 to 1979 he was with KPMG Peat Marwick in Buffalo, New York. Mr. Miller, a New York State Certified Public Accountant has a Bachelor of Science degree from Fairleigh Dickinson University.

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

The members of the Company's audit committee are Messrs. Dreben and Glazier. Although all members of the Company's audit committee are financially literate and have substantial experience with analyzing and evaluating financial statements, the Board of Directors has determined that no one member has all of the attributes necessary to qualify as an audit committee financial expert as defined by the SEC. The Company believes the audit committee has sufficient expertise to perform its functions notwithstanding the absence of an audit committee financial expert. Furthermore, the Company believes it would be impractical to add a member to the audit committee who would qualify as such an expert given the Company's small size and the limited resources it possesses to compensate such an expert.

CVF has adopted a Code of Business Conduct and Ethics covering its financial officers and CEO. Interested parties can write to the Company at its Williamsville, New York office to obtain a copy at no cost.

Section 16(a) Beneficial Ownership Reporting Compliance

During the fiscal year 2004 none of the officers and directors of CVF were late in filing a report under section 16(a) of the Exchange Act.

ITEM 10 EXECUTIVE COMPENSATION

The following is a summary of the remuneration paid to the chief executive officer and all other executive officers and others whose total annual salary and bonus exceeds $100,000 for the period ended December 31, 2004 (the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

                                                                      Long Term Compensation
                                         Annual Compensation              Awards Payout
                                         --------------------   ---------------------------------
                                                                Restricted   Securities
Name and            Year                         Other Annual      Stock     Underlying    LTIP      All Other
Principal          Ended    Salary       Bonus   Compensation    Award(s)   Options/SARs  Payouts  Compensation
Position           Dec 31      $           $          $             $           (#)          $          $
-----------------  ------  ---------     -----   ------------   ----------  ------------  -------  ------------
Jeffrey I. Dreben   2004   $ 136,000     $   0       $ 0           $ 0              -       $ 0        $ 0
  CEO and           2003   $ 136,000     $   0       $ 0           $ 0        100,000       $ 0        $ 0
  President         2002   $ 162,167     $   0       $ 0           $ 0              -       $ 0        $ 0

Robert B. Nally     2004   $ 163,492(1)  $   0       $ 0           $ 0              -       $ 0        $ 0
  COO, CTO,         2003   $ 151,988(2)  $   0       $ 0           $ 0        100,000       $ 0        $ 0
  Secretary and     2002   $ 134,920(3)  $   0       $ 0           $ 0              -       $ 0        $ 0
  Treasurer

(1) Paid in Canadian currency but translated in the table to U.S. Currency. Based on the average exchange rate for 2004 of CND $1 = US $.7717

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
                      Shares                   Dec. 31, 2004     Dec. 31, 2004
                     Acquired      Value       Exercisable/       Exercisable/
Name                On Exercise   Realized     Unexercisable     Unexercisable
------------------  -----------   --------    --------------     ---------------
Jeffrey I. Dreben       NIL         NIL        100,000/NIL        $18,000/NIL
Robert B. Nally         NIL         NIL            NIL/NIL            NIL/NIL

Director's Fees. CVF does not currently pay any additional fees to the directors who are also officers of or consultants to CVF except as disclosed below. See "Certain Transactions and Relationships." Mr. Glazier, appointed a director of CVF in January 1998, is entitled to receive $750 per Board of Directors meeting attended in person and $375 per telephonic Board meeting in which he participates. Messr Glazier received options during 2003 to purchase 100,000 CVF common shares at an exercise price of $.30.

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

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Voting Securities and Principal Holders

The following table sets forth, as of March 9, 2005, the approximate number of common shares of CVF owned of record or beneficially by each person who owned of record, or was known by CVF to own beneficially, more than 5% of CVF's common stock and the name and shareholdings of each officer and director, and all officers and directors as a group.

                                                NUMBER OF      PERCENTAGE OF
                                              COMMON SHARES    COMMON SHARES
NAME AND ADDRESS                           BENEFICIALLY OWNED      OWNED
-----------------------------------        ------------------  -------------
Jeffrey I. Dreben (1)                             795,774           5.6%
8604 Main Street, Suite 1
Williamsville, NY 14221

Robert B. Nally (2)                               672,872           4.8%
8604 Main Street, Suite 1
Williamsville, NY 14221

Robert L. Miller (3)                              131,190            .9%
8604 Main Street, Suite 1
Williamsville, NY 14221

Robert H. Glazier (4)                             152,941           1.1%
8604 Main Street, Suite 1
Williamsville, NY 14221

The Shaar Fund Ltd. (5)                         1,365,877           9.6%
c/o Citco Funds Services, Curacao
Kaya Flamboyan 9
Curacao, Netherland Antilles

Directors and Officers                          1,752,777          12.4%
as a Group (4 persons) (1)(2)(3)(4)

(1) Mr. Dreben's amount includes 100,000 to acquire CVF's common shares at an option price of $0.30, Included under Mr. Dreben are 695,774 shares owned by his wife as to which he disclaims beneficial ownership.

(2) Mr. Nally's amount includes 149,144 shares owned by his wife as to which he disclaims beneficial ownership.

(3) Mr. Miller's amount includes 60,000 to acquire CVF's common shares at an option price of $0.30.

(4) Mr. Glazier's amount includes 100,000 to acquire CVF's common shares at an option price of $0.30.

(5)   Based solely on a Schedule 13G dated January 31, 2005 filed with the SEC.

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

Services Agreement with Michael Dreben. CVF entered into a Service Agreement dated October 2, 2001 with Michael Dreben, the son of Jeffrey I. Dreben, CVF's President, Chairman and Chief Executive Officer. Pursuant to the Service Agreement, Michael Dreben will identify, analyze and assist in sourcing funding and merger and acquisition opportunities for CVF and the Corporations. The Service Agreement also entitles Michael Dreben to receive a cash fee upon the closing of such funding and merger and acquisition opportunities. During 2004 Michael Dreben received a fee totaling $79,503 and 50,000 stock option shares of Biorem as his fee for sourcing one of the investors in Biorem during 2004. Michael Dreben receives an annual salary of $106,000 and has not received any additional warrants, options or shares. The Service Agreement terminates upon 30 days' prior written notice by either party. Michael Dreben brings to CVF 7 years of experience in the investment field, most recently with Goldman Sachs.

ITEM 13 EXHIBITS

      a)    Exhibits

(3)(i) Articles of Incorporation Incorporated by reference to the filing on Form 10SB dated May 29, 1997

(3)(ii) Amended and Restated Certificate of Designation of Series B 6% Convertible Preferred Stock, filed as an exhibit to CVF's Registration Statement on Form S-3 on December 30, 1999 and incorporated herein by reference.

(3)(iii) Certificate of Designation of Series C 6% Convertible Preferred Stock, as amended and incorporated herein by reference.

(3)(iv) By-laws Incorporated by reference to the filing on Form 10SB dated May 29, 1997

(10)(i) 2000 Stock Option Plan, filed as an exhibit to CVF's Schedule 14A on May 12, 2000 and incorporated by reference herein.

(10)(ii) Common Stock Purchase Warrant dated February 27, 2004 in favor of The Shaar Fund Ltd. and incorporated herein by reference.

(10)(iii) Exchange Agreement dated February 27, 2004 between CVF and The Shaar Fund Ltd. and incorporated herein by reference.

(10)(iv) Form of Change in Control Agreement between CVF and Jeffrey Dreben and Robert Nally and incorporated herein by reference.

(21)        Subsidiaries of the Registrant, filed herewith.

(31.1) Certification of Chief Executive Officer Pursuant to Section 302 of the of the Sarbanes Oxley Act of 2002.

(31.2) Certification of Chief Financial Officer Pursuant to Section 302 of the of the Sarbanes Oxley Act of 2002.

(32)        Certificates Pursuant to 18 U.S.C. 1350 As Adopted Pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following paragraphs describe the aggregate fees that were charged by Ernst & Young, Radin Glass & Co., and Sherb & Co. for the fiscal years ended December 31, 2003 and December 31, 2004.

Audit Fees.

CVF was charged $19,730 for the fiscal years ended December 31, 2003 by Ernst & Young for the audit of CVF and the review of the financial statements included in CVF's quarterly reports. CVF was charged $97,713 and $18,000 respectively for the fiscal year ended December 31, 2003 and December 31, 2004 by Radin Glass & Co for the audit of CVF and the review of the financial statements in CVF's quarterly reports. CVF was charged $70,000 for the fiscal year ended December 31, 2004 by Sherb & Co for the audit of CVF.

Tax Fees.

CVF was charged $9,685 and $3,500 respectively for the fiscal years ended December 31, 2003 and December 31, 2004 by Ernst & Young for services rendered related to the on-going audit by the Internal Revenue Service.

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CVF Technologies Corporation

by: /s/ Jeffrey I. Dreben
    ------------------------------------
    Jeffrey I. Dreben, CEO and President
    (Principal Executive Officer)
date: April 8, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                      Title                Date
---------------------                 -----------------------  -------------
/s/ Jeffrey I. Dreben                 Director                 April 8, 2005
---------------------
Jeffrey I. Dreben

/s/ Robert B. Nally                   Director                 April 8, 2005
---------------------
Robert B. Nally

/s/ Robert H. Glazier                 Director                 April 8, 2005
---------------------
Robert H. Glazier

/s/ Robert L. Miller                  Chief Financial Officer  April 8, 2005
---------------------                 (Principal Financial
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

(3)(iii)    Certificate of Designation of Series C 6% Convertible Preferred
            Stock, as amended and incorporated herein by reference.

(3)(iv)     By-laws Incorporated by reference to the filing on Form 10SB dated
            May 29, 1997

(10)(i)     2000 Stock Option Plan, filed as an exhibit to CVF's Schedule 14A on
            May 12, 2000 and incorporated by reference herein.

(10)(ii)    Common Stock Purchase Warrant dated February 27, 2004 in favor of
            The Shaar Fund Ltd. and incorporated herein by reference.

(10)(iii)   Exchange Agreement dated February 27, 2004 between CVF and The Shaar
            Fund Ltd. and incorporated herein by reference.

(10)(iv) Form of Change in Control Agreement between CVF and Jeffrey Dreben and Robert Nally and incorporated herein by reference.

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