Form 10QSB
period 2005-03-31
CVF TECHNOLOGIES CORP
filed 2005-05-16
CIK 1032997

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐

     As of May 4, 2005, there were 13,820,396 shares of common stock, $0.001 par value per share, of the issuer outstanding.

     Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Expressed in U.S. Currency)

	March 31,	December 31,
	2005	2004
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$232,520	$112,648
Trade receivables	132,975	139,313
Receivable from sale of Biorem stock	257,015	—
Inventory	52,432	58,818
Prepaid expenses and other	30,345	30,086

TOTAL CURRENT ASSETS	705,287	340,865
Property and equipment, net of accumulated depreciation	47,501	51,369
Loans receivable	142,251	142,251
Investment & notes receivable in Biorem	687,699	791,820
Holdings available for sale, at market	2,044	2,011
Goodwill	1,200,108	1,200,108

TOTAL ASSETS	$2,784,890	$2,528,424

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES:
Notes payable — other	$25,000	$—
Subsidiary loans past due or in default	237,074	239,139
Accounts payables and accrued liabilities	3,131,782	3,228,089
Preferred and other non-voting stock of subsidiaries	206,625	208,425

TOTAL CURRENT LIABILITIES	3,600,481	3,675,653

LONG-TERM LIABILITIES:
Notes payable — other	—	25,000
Deferred income taxes	200,859	241,892
Pension obligation	607,674	618,916

TOTAL LONG-TERM LIABILITIES	808,533	885,808

Redeemable Series A preferred stock, $0.001 par value, redeemable at $18.25 per share, authorized 500,000 shares, issued and outstanding 3,477 shares	63,455	63,455

	4,472,469	4,624,916

STOCKHOLDERS’ (DEFICIT) EQUITY:
Series C convertible preferred stock, $0.001 par value, issued and outstanding 100,000 shares, stated value $1,000,000	100	100
Common stock, $0.001 par value, authorized 50,000,000 shares, 13,820,396 issued (2004; 13,761,225) and in treasury 481,700 (2004; 481,700)	14,302	14,243
Warrants	111,094	111,094
Additional paid in capital	30,624,378	30,632,237
Treasury stock	(2,747,174)	(2,747,174)
Accumulated other comprehensive loss	(390,832)	(409,594)
Accumulated deficit	(29,299,447)	(29,697,398)

TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(1,687,579)	(2,096,492)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$2,784,890	$2,528,424

See notes to consolidated financial statements

CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	(Expressed in U.S. Currency)

	Three months ended March 31,
	2005	2004
SALES	$149,143	$2,353,222

Cost of sales	39,948	1,362,017

GROSS MARGIN	109,195	991,205

EXPENSES:
Selling, general and administrative	459,092	1,241,760
Research and development	—	155,111

TOTAL EXPENSES	459,092	1,396,871

(Loss) from continuing operations before under noted items	(349,897)	(405,666)

OTHER (EXPENSES) INCOME
Interest (expense), net	(23,986)	(87,863)
Income from equity investees	27,408	—
Other (expense), net	(15,369)	(5,773)
Gain (loss) on sale of holdings	723,652	(2,035)
Gain on sale of equity in subsidiary	—	742,568

TOTAL OTHER INCOME	711,705	646,897

Income before income taxes and minority interest	361,808	241,231

Income taxes (recovery)	(36,906)	32,868

Income before minority interest:	398,714	208,363

Minority interest in loss	—	38,016

NET INCOME	$398,714	$246,379

BASIC INCOME PER SHARE	$0.03	$0.02

DILUTED INCOME PER SHARE	$0.03	$0.02

WEIGHTED SHARES USED IN COMPUTATION - BASIC	13,811,849	11,242,663

WEIGHTED SHARES USED IN COMPUTATION - DILUTED	14,490,981	13,418,471

See notes to consolidated financial statements

CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	(Expressed in U.S. Currency)

	Three Months Ended March 31,
	2005	2004
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$398,714	$246,379

Adjustments to reconcile net loss from operating activities:
Depreciation and amortization	3,377	120,457
Gain on sale of subsidiary	—	742,568
Loss on sale of holdings	—	2,035
Minority interest in losses of subsidiaries	—	(38,016)
Pension expense	(11,242)	(12,185)
Deferred tax income	—	32,868
Stock option compensation	(11,000)	(108,230)
Income from equity investees	(27,408)	—

Changes in non-cash working capital items
Decrease in trade receivables	6,338	599,622
(Increase) in receivable from sale of Biorem stock	(257,015)	—
Decrease in inventory	6,386	473,766
(Increase) decrease in prepaid expenses and other	(259)	17,286
Decrease (increase) in income taxes receivable	(41,033)	11,257
(Decrease) in trade payables and accrued liabilities	(96,307)	(1,160,160)

	(428,163)	681,268

CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(29,449)	927,647

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of property and equipment	—	239,321
Proceeds from sale of holdings	589,975	2,432

CASH PROVIDED BY INVESTING ACTIVITIES	589,975	241,753

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in bank indebtedness	—	21,238
(Decrease) in note payable to officer	—	(734,675)
Repayment of debt	2,065	—

CASH PROVIDED BY FINANCING ACTIVITIES	2,065	(713,437)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(442,719)	(174,418)

NET INCREASE IN CASH AND CASH EQUIVALENTS	119,872	281,545

CASH AND CASH EQUIVALENTS - beginning of period	112,648	225,535

CASH AND CASH EQUIVALENTS - end of period	$232,520	$507,080

See notes to consolidated financial statements

CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES

STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	(Expressed in U.S. Currency)

	Three months ended March 31,
	2005	2004
Net Income	$398,714	$246,379

Other comprehensive income, net of tax:

Foreign currency translation adjustments	18,623	232,281

Unrealized holding gains:

Unrealized holding losses arising during period (see note below)	139	1,222

Total other comprehensive income	18,762	233,503

Comprehensive income during period	$417,476	$479,882

     Note: Unrealized holding losses are net of tax (benefit) of $93 and $815 for the three months ended March 31, 2005 and 2004 respectively.

See notes to consolidated financial statements

CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2005 AND 2004
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

     (i) Going Concern

     These consolidated financial statements have been prepared on a going concern basis, which presumes that assets will be realized and liabilities discharged in the normal course of business over the foreseeable future. The consolidated Company’s current liabilities exceed its current assets. The Company has incurred losses over the past seven years, which have reduced the Company’s cash reserves, and depleted stockholders’ equity. Further, the Company has several contingent liabilities (note 13).

     The Company’s primary need for cash is to maintain its ability to support the operations and ultimately the carrying values of certain of its individual investee companies. The Company is actively pursuing the sale of a portion of its interests in some of its investee companies as a source of funds, as well as establishing lines of credit or issuing new stock and reduction of cash flow needs. The Company will continue to assist its investee companies in their efforts to obtain outside financing in order to fund the growth and development of their respective businesses and has taken steps to reduce the operating cash requirements of the parent company and its investees. The Company is also seeking outside investment for these companies. There is no assurance that these initiatives will be successful or that certain of its investees will continue to have adequate cash resources and capital to be able to continue as going concerns.

     The Company’s ability to continue to realize assets and discharge liabilities in the normal course is uncertain and dependent on these and other initiatives. These financial statements do not include any of the adjustments to the amounts or classification of assets and liabilities that might be necessary should the Company be unable to continue its business in the normal course.

     (ii) Stock Based Compensation Plans

     The Company accounts for stock-based compensation plans under Accounting Principles Board Opinion 25, (APB 25) Accounting for Stock Issued to Employees and the related interpretation, for which no compensation cost is recorded in the statement of operations for the estimated fair value of stock options issued with an exercise price equal to the fair value of the common stock on the date of grant. Statement of Financial Accounting Standards No.123 (SFAS 123) Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148 (SFAS 148) Accounting for Stock-Based Compensation — Transition and Disclosure, requires that companies, which do not elect to account for stock-based compensation as prescribed by this statement, disclose the pro-forma effects on earnings and earnings per share as if SFAS 123 has been adopted.

     If the Company had applied the recognition provisions of SFAS 123 using the Black-Scholes option pricing model, the resulting pro-forma net income available to common shareholders, and pro-forma net income available to common shareholders per share would be as follows:

	For the three months ended
	March 31,
	2005	2004
Net income to common shareholders, as reported	$397,951	$239,771
Deduct (Add): Stock-based compensation, net of tax	—	—
Net income available to common shareholders, pro-forma	$397,951	$239,771

Basic earnings per share:
As reported -	$.03	$.02
Pro-forma -	$.03	$.02
Diluted earnings per share:
As reported -	$.03	$.02
Pro-forma -	$.03	$.02

The above stock-based employee compensation expense has been determined utilizing a fair value method, the Black-Scholes option-pricing model.

The Company has recorded no compensation expense for stock options as none were granted to employees during the three months ended March 31, 2005 and March 31, 2004.

In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the three months ended March 31,
	2005	2004
Risk free interest rate	3.50%	5.0%
Expected life	2.0 years	5.0 years
Dividend rate	0.00%	0.00%
Expected volatility	36.1%	95.2%

3.	SUBSIDIARY BIOREM GOES PUBLIC

     In January 2005 Biorem completed its going public transactions and began trading on the Toronto Venture Exchange effective Friday, January 21, 2005 under the symbol BRM. CVF’s ownership position in Biorem as of March 31, 2005 is approximately 3.2 million shares of Biorem Inc. representing approximately 32% of the outstanding shares of Biorem and is valued as of March 31, 2005 at $9.4 million.

     Since CVF no longer owns more than 50% (effective November 24, 2004) CVF records the results of Biorem on the equity basis of accounting compared to consolidating the results previously.

4.	INCOME (LOSS) PER SHARE

     Basic income per share amounts are computed by dividing net income from continuing operations available to common stockholders from continuing operation and income from discontinued operations, and net income available to common stockholders by the weighted average number of common shares outstanding during the period. The net income from continuing operations and net income available to common stockholders consists of net income from continuing operations and net income amounts reduced by the dividends on the Company’s Series A, B and C preferred stock. Diluted income per share reflects the per share amount that would have resulted if diluted potential common stock had been converted to common stock, as prescribed by SFAS 128. The Company has presented dilutive income per share in those periods where there was net income and therefore reduced income per share and not presented dilutive loss per share information when the dilution would reduce the loss per share.

5.	INVENTORY

Inventory consists of the following:

	March 31, 2005	December 31, 2004
Raw Material	$—	$—
Finished goods	117,042	124,821
Less obsolescence reserve	(64,610)	(66,003)

	$52,432	$58,818

6.	INVESTMENTS

     The following table provides certain summarized unaudited financial information related to the Company’s equity basis holdings:

	Three Months Ended March 31,
	2005	2004

Net Sales	$1,955,725	$477,456

Gross profit on sales	739,918	139,691

Net loss	$(77,448)	$(298,770)

     Included in the above results for the three months ended March 31, 2005 are the full three month results of Biorem (the results are not included in the 2004 period above as Biorem was consolidated in the 2004 period previous to November 24, 2004). Also, included in the results above for the three months ended March 31,

2005 are only the months of January 2005 and February 2005 for SRE as SRE filed bankruptcy on March 31, 2005 and the results for the month of March 2005 are not available.

     Included in the above results for the three months ended March 31, 2004 are the full three months of SRE results. The first 86 days of 2004 (the date CVF’s equity holdings in SRE changed from above 50% to 37%) are also included in the consolidated results.

7.	SERIES B PREFERRED DIVIDENDS

     In February 2004 the Company’s outstanding Series B Convertible Preferred Stock was restructured in a transaction agreed to with the holder of this stock. The holder exchanged its Series B Convertible Preferred Stock with a stated value of $3,385,000 and accrued dividends of approximately $673,600 for 1,000,000 shares of the Company’s common stock and a new Series C 6% Convertible Preferred Stock with a stated value of $1,000,000, convertible into common stock at $1 per share. The Series C Preferred is subject to mandatory redemption on February 27, 2006; however, the Company’s obligation to redeem will be limited to available cash in excess of working capital requirements for the next twelve months. The Company also issued to the former Series B holder a three-year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.35 per share.

8.	INTERIM FINANCIAL STATEMENT DISCLOSURES

     Certain information and footnote disclosures normally included in annual financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying unaudited interim financial statements. Reference is made to the Company’s audited financial statements for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 8, 2005.

9.	IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has implemented new accounting standards as follows:

FASB 151 — Inventory Costs

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

FASB 152 – Accounting for Real Estate Time-Sharing Transactions

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

FASB 153 – Exchanges of Non-monetary Assets

In December 2004, the FASB issued FASB Statement No. 153. This Statement addresses the measurement of exchanges of non-monetary assets. The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for non- monetary asset exchanges incurred during fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 123 (revised 2004) – Share-Based Payments

In December 2004, the FASB issued a revision to FASB Statement No. 123, Accounting for Stock Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans.

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

The effective date for public entities that do not file as small business issuers will be as of the beginning of the annual reporting period that begins after June 15, 2005. For public entities that file as small business issuers and nonpublic entities the effective date will be as of the beginning of the annual reporting period that begins after December 15, 2005. Management intends to comply with this Statement at the scheduled effective date for the relevant financial statements of the Company.

Accounting for Asset Retirement Obligations

     In March 2005, FASB Interpretation No.47 “FIN 47” was issued, which clarifies certain terminology as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations”. In addition it clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after

December 15, 2005. Early adoption of FIN 47 is encouraged. Management believes the adoption of FIN 47 will have no impact on the financials of the Company, once adopted.

10.	STOCK OPTIONS AND WARRANTS

     Due to the re-pricing of stock options in 2002 those options are subject to variable plan accounting using the intrinsic value as prescribed by APB25. As the fair market value of the Company’s stock as of March 31, 2005 was $0.38 compared to $0.48 at December 31, 2005, and also since 75,000 of the repriced options were exercised during the first quarter of 2005, a reduction in compensation expense of $31,000 was recorded during the 2005 first quarter. As the fair market value of the Company’s stock as of March 31, 2004 was $0.32 compared to $0.41 at December 31, 2003, a reversal of compensation expense of $200,050 was recorded during the 2004 first quarter.

11.	SEGMENTED INFORMATION

     The Company currently has three reportable segments (five in 2004): precious gem identification, natural horticultural and general corporate. In 2002, as a result of growth in the natural horticultural segment, as a percentage of consolidated sales, the Company reallocated business units to business segments to more appropriately group units for chief operating decision purposes and reporting in accordance with SFAS 131. This change was applied on a retroactive basis. The gem identification segment consists of one company that has developed identification and database systems, and markets its products and services to the companies in the precious gem business, including producers, cutters, distributors and retailers. The natural horticultural segment consists of one company that develops, manufactures and markets natural fertilizers, insecticides and herbicides. The Company’s general corporate segment includes one company which provides funding and management overview services to the holdings. This segment’s profits include interest income and gains on sales of its various holdings.

     The Company evaluates performance and allocates resources based on continuing profit or loss from operations before income taxes, depreciation and research and development. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

     There are no intersegment sales, transfers, or profit or loss.

     Industry Segments for the Three Months Ended March 31, 2005 and 2004

	Biorem-	Machine	Identification	Natural	Corporate
	ediation	Controls *	Systems	Horticultural	Administration	Total
2005	$	$	$	$	$	$
Sales	—	—	147,536	1,607	—		149,143
Income (Loss) from continuing operations before other income	—	—	(23,229)	(10,908)	(315,760))		(349,897)
Other income	—	—	(22.280)	(10,009)	743,994		711,705
Income (loss) from continuing operations before income taxes	—	—	(45,509)	(20,917)	428,234		361,808

2004
Sales	1,668,083	404,907	156,823	123,409	—		2,353,222
Income (Loss) from continuing operations before other income (expense)	258,512	(207,255)	(66,217)	(62,897)	(327,809)		(405,666)
Other income (expense)	(27,872)	(23,341)	(10,614)	(14,167)	(19,677)		(95,671)
(Loss) from continuing operations before income taxes	230,640	(230,596)	(76,831)	(77,064)	(347,486)		(501,337)

* Three months 2004 Machine Controls results above includes only January 1, 2004 through March 24, 2004 as CVF no longer consolidates the company as of March 24, 2004.

12.	EQUITY INVESTEE SRE FILES BANKRUPTCY

     On March 11, 2005, a secured creditor of SRE called a $550,000 Cdn secured demand note and appointed a receiver to administer the Company. The assets of SRE are estimated by the receiver at $902,000 Cdn while the total due creditors (secured and unsecured) is estimated at $1,600,000 Cdn. On March 31, 2005 a bankruptcy filing was filed in the office of the Superintendent of Bankruptcy Canada. The first meeting of creditors was set for April 15, 2005.

     CVF examined its various options as a result of the action by this creditor which included bidding on the assets claimed by the creditor. The first meeting of creditors of SRE was conducted on April 15, 2005. As a result of that meeting a bid was accepted by the trustee for SRE totaling $1.1 million Cdn from an unrelated third party, MCC Energy. It is highly unlikely that CVF will receive any money from this sale and since CVF’s investment in SRE is carried at zero value there is no financial implication to CVF as a result of this sale to an outside third party.

     As of March 25, 2004, SRE as a result of signing a Memorandum of Agreement, had received $500,000 Cdn investment in new equity into SRE. As part of the requirements of the new investment, all debt in SRE as of March 25, 2004, including $1,751,000 in debt held by CVF, but excluding $390,000 Cdn held by other shareholders of SRE was converted into equity. The net result of the new investment and the restructuring of the debt was that CVF held approximately 37% of the equity of SRE. The gain of $742,568 is shown as a separate line, “Gain on sale of equity in subsidiary” in other income within the income statement.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW:

CVF Technologies Corporation (www.cvfcorp.com) (“CVF” or the “Company”) was incorporated in 1995 and is involved in the business of investing in and managing early stage companies primarily engaged in the information technology and environmental technology sectors. CVF’s mandate is to acquire significant holdings in new and emerging technology companies and then to assist them in their management, and through them to engage in their respective businesses. CVF’s current holdings include investments made in its investee companies during the period from 1990 to the present.

CVF generates revenues and profits through consolidation of the operating results of its investee companies. CVF also endeavors to realize gains through the eventual sale of all or a portion of its holdings in these companies at such time as management determines that CVF’s funds can be better deployed in other industries or companies. CVF’s goal is to maximize the value of its holdings in its investee companies for the Company’s shareholders. One important way that CVF accomplishes this is by the investee company going public at the appropriate time. This has been done with CVF’s former investee companies Certicom Corporation and TurboSonic Technologies, Inc. Also, in January 2005, Biorem Technologies Inc. completed its going public transaction.

After CVF’s initial investment, an investee company often requires additional capital to meet its business plan. Consequently, the Company actively assists its investee companies in obtaining additional capital which is usually sourced through CVF’s own resources or via other participants. CVF’s ability to continue to provide assistance to its investees is subject to the limitations of its own financial resources. Even though one of the investee companies was profitable in 2004, CVF, on a consolidated basis, has incurred losses over the past seven years. These losses have depleted the Company’s cash reserve which has significantly limited the Company’s ability to assist its investees with its own capital in the past. However now that Biorem has gone public in January 2005 and is currently valued at $8.0 million (as of May 5, 2005) and a public market exists for its stock, CVF will have more flexibility in assisting its investee companies.

On a stand-alone basis, CVF has no sales from operations. Sales and gross profit from sales reflect the operations of CVF’s consolidated subsidiaries only. The consolidated subsidiaries in the 2005 period are Gemprint ™ Corporation (“Gemprint”) and Ecoval Corporation (“Ecoval”). Biorem (effective November 24, 2004) results are no longer included in CVF’s consolidated results as CVF’s ownership in Biorem as a result of Biorem issuing additional stock during its going public transaction as well as the exercising of all stock options and conversion of all debt, as well as CVF selling a portion of its Biorem shares, has now decreased to 32%, and SRE (results consolidated through March 24, 2004 only, the date CVF had its majority interest in SRE diluted to 37%). CVF records profit and loss using the equity method for companies in which CVF holds 20% to 50% ownership. These companies are Biorem (effective November 24, 2004 when CVF’s position fell below 50%), Petrozyme Technologies Inc. (“Petrozyme”), and SRE (subsequent to March 24, 2004 when CVF’s ownership position in SRE declined to 37%). The results of companies in which CVF has less than 20% ownership, are not included in the Consolidated Statement of Operations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004:

Consolidated sales of CVF subsidiaries for the three months ended March 31, 2005 amounted to $149,143, representing a decrease of $2,204,079 (94%) compared to sales of $2,353,222 for the same period in 2004 due to no longer consolidating Biorem or SRE.

For the three months ended March 31, 2005, Biorem’s sales are not included in CVF’s consolidated results as CVF’s ownership in Biorem decreased below 50% on November 24, 2004. Biorem’s sales that were consolidated in the 2004 period were $1,668,083. Also, for the three months ended March 31, 2005, SRE’s sales are not included in CVF’s consolidated results as CVF’s ownership in SRE decreased to 37% during

March 2004. SRE’s sales that were consolidated in the 2004 period were $404,907. Ecoval’s sales decreased by $121,802 (99%) since fertilizer orders were no longer being actively pursued as the company focuses on its pesticide division and sales of herbicide in Canada are now being sold by Scotts Canada under an exclusive retail licensing agreement signed in late 2004. Gemprint’s sales decreased by $9,287 or 6% compared to the same quarter of 2004 due to lower diamond registrations and lower system sales. Also the weaker US dollar in the 2005 period contributed to the decrease.

CVF’s gross margin of $109,195 for the first quarter of 2005 represents a decrease of $882,010 (89%) from the same period last year. This decrease is due to no longer consolidating Biorem which resulted in $722,343 lower gross margin in the first quarter of 2005 and the effect of no longer consolidating SRE resulted in $118,448 lower gross margin in the first quarter of 2005 offset somewhat due to Gemprint which had $6,345 higher gross margin in the first quarter of 2005 due to higher margin business (74.4 % in the 2005 period versus 66.0 % in 2004 period). Overall gross margin of CVF as a percentage of sales increased to 73.2% for the first quarter of 2005 from 42.1% for the first quarter of 2004.

Selling, general and administrative expenses on a consolidated basis for the three months ended March 31, 2005 amounted to $459,092, representing a decrease of $782,668 (63%) compared to expenses of $1,241,760 for the same period in 2004. This decrease is mainly due to no longer consolidating Biorem which resulted in $396,854 lower expenses in the first quarter of 2005 and the effect of no longer consolidating SRE resulted in $237,569 lower expenses in the first quarter of 2005. Ecoval’s expenses decreased by $99,553 (91%) as the Ecoval intangible asset was fully amortized in mid 2004. Management continues to undertake a concerted effort to effect an overall reduction in administrative costs. Over the past 3 years CVF has undertaken many initiatives to lower the Company’s expenses. (See further discussion in the Liquidity and Capital Resources section).

Research and development expenses for the first quarter of 2005 amounted to $nil compared to $155,111 incurred in the comparable 2004 period. This decrease is attributable to no longer consolidating Biorem’s and SRE’s results.

Net interest expense decreased to $23,986 for the first quarter of 2005 compared to net interest expense of $87,863 for the first quarter of 2004. This decrease is attributable to no longer consolidating Biorem’s and SRE’s results.

Income from equity holdings (entities in which CVF has a 50% or less ownership i.e. Biorem) was $27,408 in the 2005 period compared to $nil in the 2004 period. This represents CVF’s share of Biorem’s income in the 2005 period now that CVF owns less than 50% of Biorem.

Other expense increased to $15,369 in the first quarter of 2005 from expense of $5,773 for the first quarter of 2004 due to foreign currency exchange related to the weakening US dollar.

Gain on sale of holdings amounted to $723,652 in the 2005 period compared to loss of $2,035 in the 2004 period. In the 2005 period the Company sold a portion of its holdings in Biorem. In the 2004 period the Company sold additional holdings in TurboSonic. The remaining holdings in TurboSonic are relatively small and are not expected to contribute significant gains to the Company.

Gain on sale of equity in subsidiary totaling $742,568 in the 2004 period represented a third party investment which resulted in a restructuring of SRE whereby CVF’s equity position decreased from 75% to 37%.

Income tax recovery amounted to $36,906 in the 2005 period compared to an expense of $32,868 in the 2004 period. Income tax expense in the first quarter 2004 of $32,868 represented expense at Biorem due to that company’s profitability condition. In the 2005 period Biorem is no longer consolidated in CVF’s results.

Minority interest portion of the loss decreased to $nil in the first quarter of 2005 from $38,016 in the comparable 2004 period. The amount in the 2004 period related only to Gemprint and since the balance is now zero no further amounts are recognized.

CVF, on a consolidated basis, recorded a net income of $398,714 for the three months ended March 31, 2005 which increased by $152,335 (62%) compared to a net income of $246,379 in the 2004 period.

LIQUIDITY AND CAPITAL RESOURCES:

Stockholders’ deficit as of March 31, 2005 amounted to $1,687,579 compared to a deficit of $2,096,492 at December 31, 2004. This net decrease in the deficit of $408,913 is primarily attributable to the net income of $398,714 which was recognized in the first three months of 2005.

The current ratio of CVF at March 31, 2005 is .20 to 1, which has increased from .09 to 1 at December 31, 2004.

CVF management anticipates that over the next twelve month period CVF should have sufficient cash from various sources to sustain itself. Between cash on hand, value of the Biorem stock that became listed on a public market in January 2005 (and is valued as of May 5, 2005, at $8.0 million), the issuance of new securities, and the sales of a portion of its holdings in certain investee companies, the Company expects to have enough cash to fund itself and certain of its investee companies that are currently not profitable. Additionally, CVF has limited outside debt and a line of credit could be sought.

Over the past four years CVF has undertaken many initiatives to lower the parent company’s expenses. These initiatives have included lowering the head count of its office staff as well as the elimination of two executive positions. The use of consultants has been significantly reduced except those consultants who have been satisfied to receive their fee in CVF common shares. Travel and entertainment has been significantly reduced over the last year and will continue at the reduced level going forward. CVF management has adopted a very aggressive cost and expenditure controls and monitoring policy. During 2004 CVF and the holder of CVF’s Series B Convertible Preferred Stock entered into a transaction whereby the holder exchanged its Series B Convertible Preferred Stock with a stated value of $3,385,000 and accrued dividends of approximately $673,600 for 1,000,000 shares of CVF’s common stock and a new Series C 6% Convertible Preferred Stock with a stated value of $1,000,000, convertible into common stock at $1 per share. The Series C Preferred and all accrued dividends thereon will be subject to mandatory redemption on February 27, 2006; however, CVF’s obligation to redeem will be limited to cash available to it at that time in excess of one year’s prospective working capital. The Company also issued to the former Series B holder a three-year warrant to purchase 100,000 shares of CVF’s common stock at an exercise price of $0.35 per share.

As at March 31, 2005, CVF’s cash balance was $232,520 which is an increase of $119,872 compared to December 31, 2004. The primary source of cash for the Company is expected to be from sale of a portion of its investments in its public holding, Biorem Inc. (which had a value to CVF as of May 5, 2005 of approximately $8.0 million) or from CVF issuing additional securities. During the first quarter 2005 CVF obtained $846,990 from sale of 349,142 common shares of Biorem. The company is pursuing opportunities to raise funds from potential investors in CVF. The Company will also continue to assist its investee companies in their efforts to obtain outside financing in order to fund their growth and development of their business plans. Certain of the Company’s financial obligations included in current liabilities related to items that will not be paid in the near term. The Company will carefully manage its cash payments on such obligations.

CRITICAL ACCOUNTING POLICIES:

An understanding of CVF’s accounting policies is necessary for a complete analysis of our results, financial position, liquidity and trends. We focus your attention on the following accounting policies of the Company:

Going concern — These consolidated financial statements have been prepared on a going concern basis, which presumes that assets will be realized and liabilities discharged in the normal course of business over the foreseeable future. The consolidated Company’s current liabilities exceed its current assets. The consolidated Company has incurred losses over the past seven years which have reduced the Company’s cash reserves, and depleted stockholders’ equity. Further, the Company has a contingent liability described in Note 13.

These conditions raise substantial doubt about the consolidated Company’s ability to continue in the normal course of business as a going concern, in relation to its ability to support its investee companies.

The Company’s primary need for cash is to maintain its ability to support the operations and ultimately the carrying values of certain of its individual investee companies. The Company plans to sell some of its shares in publicly traded Biorem, borrow against CVF’s assets, or issue additional securities as a method of generating cash, as well as reducing its cash flow needs. The Company will continue to assist its investee companies in their efforts to obtain outside financing in order to fund the growth and development of their respective businesses and has taken steps to reduce the operating cash requirements of the parent company and its investees. The Company is also seeking outside investment. There is no assurance that these initiatives will be successful that certain of its investees will continue to have adequate cash resources and capital to be able to continue as going concerns.

The Company’s ability to continue to realize assets and discharge liabilities in the normal course is uncertain and dependent on these and other initiatives. These financial statements do not include any of the adjustments to the amounts or classification of assets and liabilities that might be necessary should the Company be unable to continue its business in the normal course.

The Company will continue to assist its investee companies in their efforts to obtain outside financing in order to fund the growth and development of their respective businesses, as a means of augmenting CVF’s needs to finance them.

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

Goodwill — In June 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria which intangible assets acquired in purchase method business combinations after June 30, 2001 must meet to be recognized and reported apart from goodwill. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 requires that intangible assets with finite useful lives be amortized, and that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually.

The Company adopted the provisions of SFAS No. 141 on July 1, 2001. Such adoption had no effect on the Company’s financial position or results of operations. The Company adopted the provisions of SFAS No. 142 effective January 1, 2002, at which time the amortization of the Company’s existing goodwill ceased. The new standard also required that the Company test the goodwill for impairment before June 30, 2002. Any impairment, arising from the test, is charged to income. As of December 31, 2004 the Company’s goodwill was tested and the Company calculated that no impairment existed at that time. No further circumstances have arisen during the first three months of fiscal 2005 that would indicate an impairment of goodwill has occurred subsequent to year end.

As of December 31, 2004 the carrying value of the intangible assets associated with its subsidiary, Ecoval has been reduced through normal amortization to zero. Although Ecoval has successfully developed natural pesticide, herbicide and fertilizer products, and patented certain technologies related to these products, sales of these products and related cashflows are still being developed, as the Company works to expand its licensing and marketing partnerships. In addition, the Company’s resources available to support the expansion of Ecoval are currently limited.

Contingencies — The Company is currently under an audit by the Internal Revenue Service (“IRS”). As part of the routine audit, the IRS indicated that they reviewed the treatment of capital losses claimed in the prior year and refunds of $2,532,000 received in 2001. A proposed deficiency in federal income tax was issued by the IRS on December 1, 2003 totaling $2,969,123. On February 5, 2004 CVF issued a formal protest to the proposed deficiency and its protest has now gone before appeals at the IRS. If it is not resolved at the appeals level of the IRS, CVF intends to challenge the IRS ruling in federal tax court, as CVF and its legal counsel strongly believes its original deductions were correctly taken. This process could take up to 2 more years to be resolved.

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

Stock Options/Warrants — The Compensation Committee of the Board of Directors approved an adjustment to the exercise price for all options held by our employees, including executive officers, as well as certain consultants. The revised exercise price was established by reference to the closing bid price of the Company’s common stock on April 16, 2002, which was $0.16. Options to purchase approximately 1,405,000 shares of common stock were repriced, resulting in the “variable” method for determining compensation expense being enacted under FASB interpretation #44 of APB 25. Under this method, expense is recorded for the quoted market price of the stock issued or, in the case of options, for the difference between the stock’s quoted market price on the date of grant and the option exercise price. Increases and decreases (but not below the exercise price) in the quoted market price of the stock between the date of grant and the measurement date result in a change in the measure of compensation for the award. As the Company’s stock as at March 31, 2005 was $0.38 ($0.48 at December 31, 2004), and 75,000 shares of the repriced options as well as 30,000 of the options granted in 2003 were exercised during 2005 reduction of compensation expense of $31,000 ($200,050 in 2004) was recorded.

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

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     On January 14, 2005, the Company issued 35,750 shares of its common stock to one its ex-officers who exercised stock options. Some of these shares were issued pursuant to an effective registration statement on Form S-8 and others were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 (the “Securities Act”).

     On January 14, 2005, the Company issued 23,421 shares of its common stock to one its employees who exercised stock options. Some of these shares were issued pursuant to an effective registration statement on Form S-8 and others were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 (the “Securities Act”).

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

DATED: May 16, 2005

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