Form 10QSB
period 2005-06-30
CVF TECHNOLOGIES CORP
filed 2005-08-15
CIK 1032997

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
CVF TECHNOLOGIES CORPORATION
(Exact name of small business issuer as specified in its charter)

NEVADA	0-29266	87-0429335
(State or other jurisdiction	(Commission File	(I.R.S. Employer
of incorporation or organization)	Number)	Identification No.)
8604 Main Street, Suite 1
WILLIAMSVILLE, NEW YORK 14221
(716) 565-4711
(Address, including zip code, and telephone number,
including area code, of issuer’s principal executive offices)
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     As of July 29, 2005, there were 13,820,396 shares of common stock, $0.001 par value per share, of the issuer outstanding.
     Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Item 3. Controls and Procedures
PART II — OTHER INFORMATION
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX
EX-11 Statement of Computations
EX-31.1 Certification 302 - CEO
EX-31.2 Certification 302 - CFO
EX-32 Certifications 906 - CEO and CFO

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Expressed in U.S. Currency)
	June 30,	December 31,
	2005	2004
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$136,538	$112,648
Trade receivables	114,318	139,313
Inventory	55,389	58,818
Prepaid expenses and other	30,323	30,086

TOTAL CURRENT ASSETS	336,568	340,865

Property and equipment, net of accumulated depreciation	43,622	51,369
Loans receivable	142,251	142,251
Equity investment & notes receivable in Biorem (see Note 3)	708,048	791,820
Holdings available for sale, at market	2,033	2,011
Goodwill	1,200,108	1,200,108

TOTAL ASSETS	$2,432,630	$2,528,424

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES:
Notes payable — other	$25,000	$—
Subsidiary loans payable	234,148	239,139
Accounts payables and accrued liabilities	2,990,355	3,228,089
Preferred and other non-voting stock of subsidiaries	204,075	208,425

TOTAL CURRENT LIABILITIES	3,453,578	3,675,653

LONG-TERM LIABILITIES:
Notes payable — other	—	25,000
Deferred income taxes	159,899	241,892
Pension obligation	594,204	618,916

TOTAL LONG-TERM LIABILITIES	754,103	885,808

Redeemable Series A preferred stock, $0.001 par value, redeemable at $18.25 per share, authorized 500,000 shares, issued and outstanding 3,477 shares	63,455	63,455

	4,271,136	4,624,916

STOCKHOLDERS’ (DEFICIT) EQUITY:
Series C convertible preferred stock, $0.001 par value, issued and outstanding 100,000 shares, stated value $1,000,000	100	100
Common stock, $0.001 par value, authorized 50,000,000 shares, 13,820,396 issued (2004; 13,761,225) and in treasury 481,700 (2004; 481,700)	14,302	14,243
Warrants	111,094	111,094
Additional paid in capital	30,611,078	30,632,237
Treasury stock	(2,747,174)	(2,747,174)
Accumulated other comprehensive loss	(352,690)	(409,594)
Accumulated deficit	(29,475,216)	(29,697,398)

TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(1,838,506)	(2,096,492)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$2,432,630	$2,528,424

See notes to consolidated financial statements

CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	(Expressed in U.S. Currency)
	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
SALES	$98,879	$2,308,410	$248,022	$4,661,632

Cost of sales	33,643	1,298,356	73,591	2,660,373

GROSS MARGIN	65,236	1,010,054	174,431	2,001,259

EXPENSES:
Selling, general and administrative	400,219	1,597,196	859,311	2,838,956
Research and development	—	86,123	—	241,234

TOTAL EXPENSES	400,219	1,683,319	859,311	3,080,190

(Loss) from continuing operations before under noted items	(334,983)	(673,265)	(684,880)	(1,078,931)

OTHER (EXPENSES) INCOME
Interest income (expense), net	17,905	(80,889)	(6,081)	(168,752)
Income from equity investees	39,110	—	66,518	—
Other income (expense), net	(8,974)	2,405	(24,343)	(3,368)
Gain (loss) on sale of holdings	75,222	31	798,874	(2,004)
Gain on sale of equity in subsidiary	—	—	—	742,568

TOTAL OTHER INCOME (EXPENSE)	123,263	(78,453)	834,968	568,444

Income (Loss) before income taxes and minority interest	(211,720)	(751,718)	150,088	(510,487)

Income taxes (recovery)	(36,723)	(32,868)	(73,629)	—

Income (Loss) before minority interest	(174,997)	(718,850)	223,717	(510,487)

Minority interest in loss	—	36,569	—	74,585

NET INCOME (LOSS)	$(174,997)	$(682,281)	$223,717	$(435,902)

BASIC INCOME (LOSS) PER SHARE	$(0.01)	$(0.06)	$0.02	$(0.04)

DILUTED INCOME (LOSS) PER SHARE	$(0.01)	$(0.06)	$0.02	$(0.04)

WEIGHTED SHARES USED IN COMPUTATION — BASIC	13,820,396	12,228,892	13,816,146	11,826,778

WEIGHTED SHARES USED IN COMPUTATION — DILUTED	13,820,396	12,228,892	13,870,957	11,826,778

See notes to consolidated financial statements

CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	(Expressed in U.S. Currency)
	Six Months Ended June 30,
	2005	2004
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$223,717	$(435,902)

Adjustments to reconcile net loss from operating activities:
Depreciation and amortization	7,747	230,819
Gain on sale of subsidiary	—	742,568
(Loss) gain on sale of holdings	—	2,004
Minority interest in losses of subsidiaries	(81,993)	(74,585)
Pension expense	(24,712)	16,258
Deferred tax income	—	58,559
Stock option compensation	(44,300)	187,464
Income from equity investees	(66,518)	—

Changes in non-cash working capital items
Decrease (increase) in trade receivables	24,995	900,147
Decrease in inventory	3,429	467,308
(Increase) decrease in prepaid expenses and other	(237)	(11,234)
Decrease in income taxes receivable	—	66,953
Increase (decrease) in trade payables and accrued liabilities	(237,734)	(544,766)

	(419,323)	2,041,495

CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(195,606)	1,605,593

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal (purchase) of property and equipment	—	165,005
Proceeds from sale of holdings	144,383	2,432

CASH PROVIDED BY INVESTING ACTIVITIES	144,383	167,437

CASH FLOWS (USED) FROM FINANCING ACTIVITIES:
Increase (decrease) in bank indebtedness	(4,991)	(5,000)
Exercise of stock options	23,200	—
Increase (decrease) in note payable to officer	—	(713,289)

CASH PROVIDED (USED) BY FINANCING ACTIVITIES	18,209	(718,289)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	56,904	(211,967)

NET INCREASE IN CASH AND CASH EQUIVALENTS	23,890	842,774

CASH AND CASH EQUIVALENTS — beginning of period	112,648	225,535

CASH AND CASH EQUIVALENTS — end of period	$136,538	$1,068,309

See notes to consolidated financial statements

CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	(Expressed in U.S. Currency)
	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net Income (loss)	$(174,997)	$(682,281)	$223,717	$(435,902)

Other comprehensive income, net of tax:

Foreign currency translation adjustments	37,981	(95,491)	56,604	136,790

Unrealized holding gains:

Unrealized holding losses arising during period (see note below)	161	165	300	1,387

Total other comprehensive income (loss)	38,142	(95,326)	56,904	138,177

Comprehensive income (loss) during period	$(136,855)	$(777,607)	$280,621	$(297,725)

Note: Unrealized holding losses are net of tax (benefit) of $107 and $110 for the three months ended June 30, 2005 and 2004 respectively and $200 and $925 for the six months ended June 30, 2005 and 2004 respectively.
See notes to consolidated financial statements

CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2005 AND 2004
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
     (i) Going Concern
     These consolidated financial statements have been prepared on a going concern basis, which presumes that assets will be realized and liabilities discharged in the normal course of business over the foreseeable future. The consolidated Company’s current liabilities exceed its current assets. Prior to this year the Company had incurred losses over the past seven years, which had reduced the Company’s cash reserves, and depleted stockholders’ equity. However for the first six months of this year the Company has been profitable and stockholders’ equity has increased primarily due to the sale of equity in Biorem. Further, the Company has several contingent liabilities (note 13).
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
     If the Company had applied the recognition provisions of SFAS 123 using the Black-Scholes option pricing model, the resulting pro-forma net income available to common shareholders, and pro-forma net income available to common shareholders per share would be as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss) to common shareholders, as reported	$(175,769)	$(683,051)	$222,182	$(437,442)
Deduct (Add): Stock-based compensation, net of tax	—	38,164	—	38,164

Net income (loss) available to common shareholders, pro-forma	$(175,769)	$(721,215)	$222,182	$(475,606)

Basic and diluted earnings (loss) per share:
As reported -	$(.01)	$(.06)	$.02	$(.04)
Pro-forma -	$(.01)	$(.06)	$.02	$(.04)
The above stock-based employee compensation expense has been determined utilizing a fair value method, the Black-Scholes option-pricing model.

The Company has recorded no compensation expense for stock options as none were granted to employees during the six months ended June 30, 2005 and June 30, 2004.
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
     In January 2005 Biorem completed its going public transactions and began trading on the Toronto Venture Exchange effective Friday, January 21, 2005 under the symbol BRM. CVF’s ownership position in Biorem as of June 30, 2005 is approximately 3.2 million shares of Biorem Inc. representing approximately 32% of the outstanding shares of Biorem and is valued as of August 4, 2005 at $7.7 million.
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

5.	INVENTORY

Inventory consists of the following:

	June 30, 2005	December 31, 2004
Finished goods	$119,202	$124,821
Less obsolescence reserve	(63,813)	(66,003)

	$55,389	$58,818

6.	INVESTMENTS
     The following table provides certain summarized unaudited financial information related to the Company’s equity basis holdings:

	Six Months Ended June 30,
	2005	2004
Net Sales	$4,068,283	$1,054,351

Gross profit on sales	1,613,629	282,504

Net income (loss)	$45,732	$(553,916)

     Included in the above results for the six months ended June 30, 2005 are the full six month results of Biorem (the results are not included in the 2004 period above as Biorem was consolidated in the 2004 period previous to November 24, 2004). Also, included in the results above for the six months ended June 30, 2005 are only the months of January 2005 and February 2005 for SRE as SRE filed bankruptcy on March 31, 2005 and the results for the month of March 2005 are not available.
     Included in the above results for the six months ended June 30, 2004 are the full three months of SRE results. The first 86 days of 2004 (the date CVF’s equity holdings in SRE changed from above 50% to 37%) are also included in the consolidated results.
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

FASB 123 (revised 2004) — Share-Based Payments

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

FASB 154 — Accounting Changes and Error Corrections
     In May 2005, the FASB issued FASB Statement No. 154, which replaces APB Opinion No.20 and FASB No. 3. This Statement provides guidance on the reporting of accounting changes and error corrections. It established, unless impracticable retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements to a newly adopted accounting principle. The Statement also provides guidance when the retrospective application for reporting of a change in accounting principle is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. This Statement is effective for financial statements for fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.
10.	STOCK OPTIONS AND WARRANTS
     Due to the re-pricing of stock options in 2002 those options are subject to variable plan accounting using the intrinsic value as prescribed by APB25. As the fair market value of the Company’s stock as of June 30, 2005 was $0.19 compared to $0.48 at December 31, 2004, and also since 75,000 of the repriced options were exercised during the first quarter of 2005, a reduction in compensation expense of $44,300 was recorded during the 2005 first six months. As the fair market value of the Company’s stock as of June 30, 2004 was $0.45 compared to $0.41 at December 31, 2003, and some options were exercised during the 2004 period a reduction of compensation expense of $83,799 was recorded during the 2004 first six months.
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
     There are no intersegment sales, transfers, or profit or loss.
Industry Segments for the Six Months Ended June 30, 2005 and 2004

	Biorem-	Machine	Identification	Natural	Corporate
	ediation	Controls *	Systems	Horticultural	Administration
						Total
	$	$	$	$	$	$
2005

Sales	—	—	238,054	9,968	—	248,022
Income (Loss) from continuing operations before other income	—	—	(78,249)	(23,068)	(583,563)	(684,880)
Other income	—	—	(47,752)	(14,095)	896,815	834,968
Income (loss) from continuing operations before income taxes	—	—	(126,001)	(37,163)	313,252	150,088

2004

Sales	3,763,678	398,670	304,097	195,187	—	4,661,632
Income (Loss) from continuing operations before other income (expense)	196,019	(204,063)	(125,945)	(177,893)	(767,049)	(1,078,931)
Other income (expense)	(56,886)	(7,922)	(24,693)	—	(20,093)	(109,594)
(Loss) from continuing operations before income taxes	139,133	(211,985)	(150,638)	(177,893)	(787,142)	(1,188,525)

*	Six months 2004 Machine Controls results above includes only January 1, 2004 through March 24, 2004 as CVF no longer consolidated the company as of March 24, 2004.
12.	EQUITY INVESTEE SRE FILES BANKRUPTCY
     On March 11, 2005, a secured creditor of SRE called a $550,000 Cdn secured demand note and appointed a receiver to administer the Company. The assets of SRE were estimated by the receiver at $902,000 Cdn while the total due creditors (secured and unsecured) was estimated at $1,600,000 Cdn. On March 31, 2005 a bankruptcy filing was filed in the office of the Superintendent of Bankruptcy Canada. The first meeting of creditors was set for April 15, 2005.
     CVF examined its various options as a result of the action by this creditor which included bidding on the assets claimed by the creditor. The first meeting of creditors of SRE was conducted on April 15, 2005. As a result of that meeting a bid was accepted by the trustee for SRE totaling $1.1 million Cdn from an unrelated third party, MCC Energy. It is highly unlikely that CVF will receive any money from this sale and since CVF’s investment in SRE was already carried at zero value there is no financial implication to CVF as a result of this sale to an outside third party.

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
     The Company is currently under an audit by the Internal Revenue Service (“IRS”). As part of the routine audit, the IRS indicated that they reviewed the treatment of capital losses claimed in the prior year and refunds of $2,532,000 received in 2001. A proposed deficiency in federal income tax was issued by the IRS on December 1, 2003 totaling $2,969,123. On February 5, 2004 CVF issued a formal protest to the proposed deficiency and its protest has now gone before appeals at the IRS. If it is not resolved at the appeals level of the IRS, CVF intends to challenge the IRS ruling in federal tax court, as CVF and its legal counsel strongly believes its original deductions were correctly taken. This process could take up to 18 more months to be resolved.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
OVERVIEW:
CVF Technologies Corporation (www.cvfcorp.com) (“CVF” or the “Company”) was originally founded as a limited partnership in 1989 and was converted into a Corporation in 1995 and is involved in the business of investing in and managing early stage companies primarily engaged in the information technology and environmental technology sectors. CVF’s mandate is to acquire significant holdings in new and emerging technology companies and then to assist them in their management, and through them to engage in their respective businesses. CVF’s current holdings include investments made in its investee companies during the period from 1990 to the present.
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
After CVF’s initial investment, an investee company often requires additional capital to meet its business plan. Consequently, the Company actively assists its investee companies in obtaining additional capital which is usually sourced through CVF’s own resources or via other participants. CVF’s ability to continue to provide assistance to its investees is subject to the limitations of its own financial resources. Even though one of the investee companies was profitable in 2004 and 2005, CVF, on a consolidated basis, prior to this year has incurred losses over the past seven years. However for the first six months of this year the Company has been profitable and stockholders equity has increased primarily due to the sale of equity in Biorem. These losses have depleted the Company’s cash reserve which has significantly limited the Company’s ability to assist its investees with its own capital in the past. However now that Biorem has gone public in January 2005 and CVF’s ownership in Biorem is currently valued at $7.7 million (as of August 4, 2005) and a public market exists for its stock, CVF will have more flexibility in assisting its investee companies.
On a stand-alone basis, CVF has no sales from operations. Sales and gross profit from sales reflect the operations of CVF’s consolidated subsidiaries only. The consolidated subsidiaries in the 2005 period are Gemprint ™ Corporation (“Gemprint”) and Ecoval Corporation (“Ecoval”). Biorem (effective November 24, 2004) results are no longer included in CVF’s consolidated results as CVF’s ownership in Biorem as a result of Biorem issuing additional stock during its going public transaction as well as the exercising of all stock options and conversion of all debt, as well as CVF selling a portion of its Biorem shares, has now decreased to 32%. Also SRE’s results consolidated through March 24, 2004 only, the date CVF had its majority interest in SRE diluted to 37%. CVF records profit and loss using the equity method for companies in which CVF holds 20% to 50% ownership. These companies are Biorem (effective November 24, 2004 when CVF’s position fell below 50%), Petrozyme Technologies Inc. (“Petrozyme”), and SRE (subsequent to March 24, 2004 when CVF’s ownership position in SRE declined to 37%). The results of companies in which CVF has less than 20% ownership, are not included in the Consolidated Statement of Operations.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004:
Consolidated sales of CVF subsidiaries for the three months ended June 30, 2005 amounted to $98,879, representing a decrease of $2,209,531 compared to sales of $2,308,410 for the same period in 2004 due to no longer consolidating Biorem and SRE.

For the three months ended June 30, 2005, Biorem’s sales are not included in CVF’s consolidated results as CVF’s ownership in Biorem decreased below 50% on November 24, 2004. Biorem’s sales that were consolidated in the 2004 period were $2,095,595. Ecoval’s sales decreased by $63,418 since fertilizer orders were no longer being actively pursued as the company focuses on its pesticide division and since sales of herbicide in Canada are now being sold by Scotts Canada under an exclusive retail licensing agreement signed in late 2004. Gemprint’s sales decreased by $56,756 compared to the same quarter of 2004 due to lower diamond registrations and lower system sales. Also the weaker US dollar in the 2005 period contributed to the decrease.
CVF’s gross margin of $65,236 for the second quarter of 2005 represents a decrease of $944,818 from the same period last year. This decrease is due to no longer consolidating Biorem which resulted in $886,284 lower gross margin in the second quarter of 2005 and due to Gemprint which had $47,793 lower gross margin in the second quarter of 2005 due to lower sales. Overall gross margin of CVF as a percentage of sales increased to 66.0% for the second quarter of 2005 from 43.8% for the second quarter of 2004.
Selling, general and administrative expenses on a consolidated basis for the three months ended June 30, 2005 amounted to $400,219, representing a decrease of $1,196,977 (75%) compared to expenses of $1,597,196 for the same period in 2004. This decrease is mainly due to no longer consolidating Biorem which resulted in $861,297 lower expenses in the second quarter of 2005. Ecoval’s expenses decreased by $115,402 (89%) as the Ecoval intangible asset was fully amortized in mid 2004. Gemprint’s expenses were $52,501 (31%) lower in the second quarter 2005 compared to the 2004 period due to the 38% sales decline and watching expenses very closely as well as closely monitoring Ecoval’s expenses. Management continues to undertake a concerted effort to effect an overall reduction in administrative costs. Over the past 4 years CVF has undertaken many initiatives to lower the Company’s expenses. (See further discussion in the Liquidity and Capital Resources section).
Research and development expenses for the second quarter of 2005 amounted to $nil compared to $86,123 incurred in the comparable 2004 period. This decrease is attributable to no longer consolidating Biorem’s and SRE’s results.
Net interest income was $17,905 for the second quarter of 2005 compared to net interest expense of $80,889 for the second quarter of 2004. This decrease is attributable to no longer consolidating Biorem’s and SRE’s results.
Income from equity holdings (entities in which CVF has a 50% or less ownership) was $39,110 in the 2005 period compared to $nil in the 2004 period. This represents CVF’s share of Biorem’s income in the 2005 period now that CVF owns less than 50% of Biorem.
Gain on sale of holdings amounted to $75,222 in the 2005 period compared to income of $31 in the 2004 period. In the 2005 period the Company sold a portion of its holdings in Biorem
Income tax recovery amounted to $36,723 in the 2005 period compared to an expense of $32,868 in the 2004 period.
Minority interest portion of the loss decreased to $nil in the second quarter of 2005 from $36,569 in the comparable 2004 period. The amount in the 2004 period related only to Gemprint and since the balance is now zero no further amounts are recognized.
CVF, on a consolidated basis, recorded a net loss of $174,997 for the three months ended June 30, 2005 which decreased by $507,284 (72%) compared to a net loss of $682,281 in the 2004 period.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004:
Consolidated sales of CVF subsidiaries for the six months ended June 30, 2005 amounted to $248,022, representing a decrease of $4,413,610 compared to sales of $4,661,632 for the same period in 2004 primarily due to no longer consolidating Biorem and SRE.
For the six months ended June 301, 2005, Biorem’s sales are not included in CVF’s consolidated results as CVF’s ownership in Biorem decreased below 50% on November 24, 2004. Biorem’s sales that were consolidated in the 2004 period were $3,763,678. Also, for the six months ended June 30, 2005, SRE’s sales are not included in CVF’s consolidated results as CVF’s ownership in SRE decreased to 37% during March 2004. SRE’s sales that were consolidated in the 2004 period were $398,670. Ecoval’s sales decreased by $185,219 since fertilizer orders were no longer being actively pursued as the company focuses on its pesticide division and since sales of herbicide in Canada are now being sold by Scotts Canada under an exclusive retail licensing agreement signed in late 2004. Gemprint’s sales decreased by $66,043 compared to the same period of 2004 due to lower diamond registrations and lower system sales. Also the weaker US dollar in the 2005 period contributed to the decrease.
CVF’s gross margin of $174,431 for the first six months of 2005 represents a decrease of $1,826,828 from the same period last year. This decrease is due to no longer consolidating Biorem which resulted in $1,608,627 lower gross margin in the first six months of 2005 and the effect of no longer consolidating SRE resulted in $116,623 lower gross margin in the first six months of 2005 and due to Gemprint which had $41,448 lower gross margin in the first six months of 2005 due to lower Gemprint registration sales. Overall gross margin of CVF as a percentage of sales increased to 70.3% for the first six months of 2005 from 42.9% for the first six months of 2004.
Selling, general and administrative expenses on a consolidated basis for the six months ended June 30, 2005 amounted to $859,311, representing a decrease of $1,979,645 (70%) compared to expenses of $2,838,956 for the same period in 2004. This decrease is mainly due to no longer consolidating Biorem which resulted in $1,258,150 lower expenses in the first six months of 2005 and the effect of no longer consolidating SRE resulted in $233,912 lower expenses in the first six months of 2005. Ecoval’s expenses decreased by $214,955 (90%) as the Ecoval intangible asset was fully amortized in mid 2004.
Research and development expenses for the first six months of 2005 amounted to $nil compared to $241,234 incurred in the comparable 2004 period. This decrease is attributable to no longer consolidating Biorem’s and SRE’s results.
Net interest expense decreased to $6,081 for the first six months of 2005 compared to net interest expense of $168,752 for the first six months of 2004. This decrease is attributable to no longer consolidating Biorem’s and SRE’s results.
Income from equity holdings (entities in which CVF has a 50% or less ownership) was $66,518 in the 2005 period compared to $nil in the 2004 period. This represents CVF’s share of Biorem’s income in the 2005 period now that CVF owns less than 50% of Biorem.
Other expense increased to $24,343 in the first six months of 2005 from expense of $3,368 for the first six months of 2004 due to foreign currency exchange related to the weakening US dollar.
Gain on sale of holdings amounted to $798,874 in the 2005 period. In the 2005 period the Company sold a portion of its holdings in Biorem.
Gain on sale of equity in subsidiary totaling $742,568 in the 2004 period represented a third party investment which resulted in a restructuring of SRE whereby CVF’s equity position decreased from 75% to 37%.

Income tax recovery amounted to $73,629 in the 2005 period compared to an expense of $nil in the 2004 period. Income tax recovery in the first six months of 2005 represents the recording for the deferred taxes for Ecoval.
Minority interest portion of the loss decreased to $nil in the first six months of 2005 from $74,585 in the comparable 2004 period. The amount in the 2004 period related only to Gemprint and since the balance is now zero no further amounts are recognized.
CVF, on a consolidated basis, recorded a net income of $223,717 for the six months ended June 30, 2005 which compared to a net loss of $435,902 in the 2004 period.
LIQUIDITY AND CAPITAL RESOURCES:
Stockholders’ deficit as of June 30, 2005 amounted to $1,838,506 compared to a deficit of $2,096,492 at December 31, 2004. This net decrease in the deficit of $257,986 is primarily attributable to the net income of $223,717 which was recognized in the first six months of 2005.
The current ratio of CVF at June 30, 2005 is .10 to 1, which has increased from .09 to 1 at December 31, 2004.
CVF management anticipates that over the next twelve month period CVF should have sufficient cash from various sources to sustain itself. Between cash on hand, value of the Biorem stock that became listed on a public market in January 2005 (which had a value to CVF as of August 4, 2005, of approximately $7.7 million), the issuance of new securities, and the sales of a portion of its holdings in certain investee companies, the Company expects to have enough cash to fund itself and certain of its investee companies that are currently not profitable. Additionally, CVF has limited outside debt and a line of credit could be sought.
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
As at June 30, 2005, CVF’s cash balance was $136,538 which is an increase of $23,890 compared to December 31, 2004. The primary source of cash for the Company is expected to be from sale of a portion of its investments in its public holding, Biorem Inc. (which had a value to CVF as of August 4, 2005 of approximately $7.7 million) or from CVF issuing additional securities. During the first six months of 2005 CVF obtained $932,094 from sale of 381,842 common shares of Biorem. The company is pursuing opportunities to raise funds from potential investors in CVF. The Company will also continue to assist its investee companies in their efforts to obtain outside financing in order to fund their growth and development of their business plans. Certain of the Company’s financial obligations included in current liabilities related to items that will not be paid in the near term. The Company will carefully manage its cash payments on such obligations.

CRITICAL ACCOUNTING POLICIES:
An understanding of CVF’s accounting policies is necessary for a complete analysis of our results, financial position, liquidity and trends. We focus your attention on the following accounting policies of the Company:
Going concern — These consolidated financial statements have been prepared on a going concern basis, which presumes that assets will be realized and liabilities discharged in the normal course of business over the foreseeable future. The consolidated Company’s current liabilities exceed its current assets. Prior to this year the consolidated Company had incurred losses over the past seven years which had reduced the Company’s cash reserves, and depleted stockholders’ equity. However for the first six months of this year the Company has been profitable and stockholders’ equity has increased primarily due to the sale of equity in Biorem. Further, the Company has a contingent liability described in Note 13 to its financial statements.
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
The Company will continue to assist its investee companies in their efforts to obtain outside financing in order to fund the growth and development of their respective businesses, as a means of augmenting CVF’s need to finance them.
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
Contingencies — The Company is currently under an audit by the Internal Revenue Service (“IRS”). As part of the routine audit, the IRS indicated that they reviewed the treatment of capital losses claimed in the prior year and refunds of $2,532,000 received in 2001. A proposed deficiency in federal income tax was issued by the IRS on December 1, 2003 totaling $2,969,123. On February 5, 2004 CVF issued a formal protest to the proposed deficiency and its protest has now gone before appeals at the IRS. If it is not resolved at the appeals level of the IRS, CVF intends to challenge the IRS ruling in federal tax court, as CVF and its legal counsel strongly believes its original deductions were correctly taken. This process could take up to 18 more months to be resolved.
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
Stock Options/Warrants — The Compensation Committee of the Board of Directors approved an adjustment to the exercise price for all options held by our employees, including executive officers, as well as certain consultants. The revised exercise price was established by reference to the closing bid price of the Company’s common stock on April 16, 2002, which was $0.16. Options to purchase approximately 1,405,000 shares of common stock were repriced, resulting in the “variable” method for determining compensation expense being enacted under FASB interpretation #44 of APB 25. Under this method, expense is recorded for the quoted market price of the stock issued or, in the case of options, for the difference between the stock’s quoted market price on the date of grant and the option exercise price. Increases and decreases (but not below the exercise price) in the quoted market price of the stock between the date of grant and the measurement date result in a change in the measure of compensation for the award. As the Company’s stock as at June 30, 2005 was $0.19 ($0.48 at December 31, 2004), and 75,000 shares of the repriced options as well as 30,000 of the options granted in 2003 were exercised during 2005 reduction of compensation expense of $44,300 ($83,799 in 2004) was recorded.
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
DATED: August 15, 2005

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