Form 10QSB
period 2005-09-30
CVF TECHNOLOGIES CORP
filed 2005-11-14
CIK 1032997

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
CVF TECHNOLOGIES CORPORATION
(Exact name of small business issuer as specified in its charter)

NEVADA	0-29266	87-0429335
(State or other jurisdiction	(Commission File	(I.R.S. Employer
of incorporation or organization)	Number)	Identification No.)
8604 Main Street, Suite 1
WILLIAMSVILLE, NEW YORK 14221
(716) 565-4711
(Address, including zip code, and telephone number,
including area code, of issuer’s principal executive offices)
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 28, 2005, there were 13,820,396 shares of common stock, $0.001 par value per share, of the issuer outstanding.
     Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Item 3. Controls and Procedures
PART II — OTHER INFORMATION
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX
EX-11 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
EX-31.1 CERTIFICATION OF CEO PURSUANT TO SECT 306
EX-31.2 CERTIFICATION OF CFO PURSUANT TO SECT 306
EX-32 CERTIFICATIONS PURSUANT TO 18 U.S.C. 1350

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Expressed in U.S. Currency)
	September 30,	December 31,
	2005	2004
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$125,219	$112,648
Trade receivables	128,581	139,313
Inventory	51,500	58,818
Prepaid expenses and other	15,560	30,086

TOTAL CURRENT ASSETS	320,860	340,865

Property and equipment, net of accumulated depreciation	42,593	51,369
Loans receivable	142,251	142,251
Equity investment & notes receivable in Biorem (see Note 3)	708,020	791,820
Holdings available for sale, at market	2,053	2,011
Goodwill	1,200,108	1,200,108

TOTAL ASSETS	$2,415,885	$2,528,424

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES:
Notes payable — other	$25,000	$—
Subsidiary loans payable	272,578	239,139
Accounts payables and accrued liabilities	3,192,975	3,228,089
Preferred and other non-voting stock of subsidiaries	215,075	208,425

TOTAL CURRENT LIABILITIES	3,705,628	3,675,653

LONG-TERM LIABILITIES:
Notes payable — other	—	25,000
Deferred income taxes	127,966	241,892
Pension obligation	619,709	618,916

TOTAL LONG-TERM LIABILITIES	747,675	885,808

Redeemable Series A preferred stock, $0.001 par value, redeemable at $18.25 per share, authorized 500,000 shares, issued and outstanding 3,477 shares	63,455	63,455

	4,516,758	4,624,916

STOCKHOLDERS’ (DEFICIT) EQUITY:
Series C convertible preferred stock, $0.001 par value, issued and outstanding 100,000 shares, stated value $1,000,000	100	100
Common stock, $0.001 par value, authorized 50,000,000 shares, 13,820,396 issued (2004; 13,761,225) and in treasury 481,700 (2004; 481,700)	14,302	14,243
Warrants	111,094	111,094
Additional paid in capital	30,611,078	30,632,237
Treasury stock	(2,747,174)	(2,747,174)
Accumulated other comprehensive loss	(528,206)	(409,594)
Accumulated deficit	(29,562,067)	(29,697,398)

TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(2,100,873)	(2,096,492)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$2,415,885	$2,528,424

          See notes to consolidated financial statements

CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	(Expressed in U.S. Currency)
	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
SALES	$92,916	$2,365,797	$340,938	$7,027,429

Cost of sales	31,122	1,083,751	104,713	3,744,124

GROSS MARGIN	61,794	1,282,046	236,225	3,283,305

EXPENSES:
Selling, general and administrative	441,238	1,330,813	1,300,549	4,169,769
Research and development	—	71,190	—	312,424

TOTAL EXPENSES	441,238	1,402,003	1,300,549	4,482,193

(Loss) from continuing operations before under noted items	(379,444)	(119,957)	(1,064,324)	(1,198,888)

OTHER (EXPENSES) INCOME
Interest income (expense), net	(33,453)	(78,673)	(39,534)	(247,425)
Income from equity investees	1,229	—	67,747	—
Other income (expense), net	59,046	27,761	34,703	24,393
Gain (loss) on sale of holdings	228,263	(17)	1,027,137	(2,021)
Gain on sale of equity in subsidiary	—	—	—	742,568

TOTAL OTHER INCOME (EXPENSE)	255,085	(50,929)	1,090,053	517,515

Income (Loss) before income taxes and minority interest	(124,359)	(170,886)	25,729	(681,373)

Income taxes (recovery)	(38,288)	5,307	(111,917)	5,307

Income (Loss) before minority interest	(86,071)	(176,193)	137,646	(686,680)

Minority interest in loss	—	2,869	—	77,454

NET INCOME (LOSS)	$(86,071)	$(173,324)	$137,646	$(609,226)

BASIC INCOME (LOSS) PER SHARE	$(0.01)	$(0.01)	$0.01	$(0.05)

DILUTED INCOME (LOSS) PER SHARE	$(0.01)	$(0.01)	$0.01	$(0.05)

WEIGHTED SHARES USED IN COMPUTATION — BASIC	13,820,396	12,812,438	13,817,578	12,157,730

WEIGHTED SHARES USED IN COMPUTATION — DILUTED	13,820,396	12,812,438	13,872,389	12,157,730

          See notes to consolidated financial statements

CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	(Expressed in U.S. Currency)
	Nine Months Ended September 30,
	2005	2004
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$137,646	$(609,226)

Adjustments to reconcile net loss from operating activities:
Depreciation and amortization	9,897	274,669
Gain on sale of subsidiary	—	742,568
(Loss) gain on sale of holdings	—	2,021
Minority interest in losses of subsidiaries	—	(77,454)
Pension expense	793	24,321
Deferred tax income	(113,926)	5,307
Stock option compensation	(44,300)	585,992
Income from equity investees	(67,747)	—

Changes in non-cash working capital items
Decrease (increase) in trade receivables	10,732	669,957
Decrease in inventory	7,318	199,503
(Increase) decrease in prepaid expenses and other	14,526	(92,417)
Decrease in income taxes receivable	—	93,120
Increase (decrease) in trade payables and accrued liabilities	(35,114)	(857,653)

	(217,821)	1,569,934

CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(80,175)	960,708

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal (purchase) of property and equipment	—	97,038
Proceeds from sale of holdings	171,384	2,432
(Purchase of treasury shares)	—	(69,688)

CASH PROVIDED BY INVESTING ACTIVITIES	171,384	29,782

CASH FLOWS (USED) FROM FINANCING ACTIVITIES:
Increase (decrease) in subsidiary loans	57,964	(5,042)
Exercise of stock options	23,200	—
Increase (decrease) in note payable to officer	—	(694,980)
Issuance of common stock	—	681,012

CASH PROVIDED (USED) BY FINANCING ACTIVITIES	81,164	(19,010)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(159,802)	(318,254)

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,571	653,226

CASH AND CASH EQUIVALENTS — beginning of period	112,648	225,535

CASH AND CASH EQUIVALENTS — end of period	$125,219	$878,761

See notes to consolidated financial statements

CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	(Expressed in U.S. Currency)
	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net Income (loss)	$(86,071)	$(173,324)	$137,646	$(609,226)

Other comprehensive income, net of tax:

Foreign currency translation adjustments	(174,803)	(265,396)	(118,199)	(128,606)

Unrealized holding gains:

Unrealized holding losses arising during period (see note below)	(713)	(702)	(413)	685

Total other comprehensive income (loss)	(175,516)	(266,098)	(118,612)	(127,921)

Comprehensive income (loss) during period	$(261,587)	$(439,422)	$19,034	$(737,147)

Note:	Unrealized holding losses are net of tax (benefit) of ($475) and ($468) for the three months ended September 30, 2005 and 2004 respectively and ($275) and $457 for the nine months ended September 30, 2005 and 2004 respectively.
See notes to consolidated financial statements

CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
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
     (i) Going Concern
     These consolidated financial statements have been prepared on a going concern basis, which presumes that assets will be realized and liabilities discharged in the normal course of business over the foreseeable future. The consolidated Company’s current liabilities exceed its current assets. Prior to this year the Company had incurred losses over the past seven years, which had reduced the Company’s cash reserves, and depleted stockholders’ equity. However for the first nine months of this year the Company has been profitable primarily due to the sale of equity in Biorem. Further, the Company has several contingent liabilities (note 13).
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
     If the Company had applied the recognition provisions of SFAS 123 using the Black-Scholes option pricing model, the resulting pro-forma net income available to common shareholders, and pro-forma net income available to common shareholders per share would be as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss) to common shareholders, as reported	$(86,851)	$(174,102)	$135,331	$(611,544)
Deduct: Stock-based compensation, net of tax	—	—	—	38,164

Net income (loss) available to common shareholders, pro-forma	$(86,851)	$(174,102)	$135,331	$(649,708)

Basic and diluted earnings (loss) per share:
As reported —	$(.01)	$(.01)	$.01	$(.05)
Pro-forma —	$(.01)	$(.01)	$.01	$(.05)
The above stock-based employee compensation expense has been determined utilizing a fair value method, the Black-Scholes option-pricing model.

The Company has recorded no compensation expense for stock options as none were granted to employees during the nine months ended September 30, 2005 and September 30, 2004.
In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the nine months ended September 30,
	2005	2004
Risk free interest rate	5.0%	5.0%
Expected life	2.0 years	5.0 years
Dividend rate	0.00%	0.00%
Expected volatility	90.2%	95.2%
3.	SUBSIDIARY BIOREM GOES PUBLIC
     In January 2005 Biorem completed its going public transactions and began trading on the Toronto Venture Exchange effective Friday, January 21, 2005 under the symbol BRM. CVF’s ownership position in Biorem as of September 30, 2005 is approximately 3.1 million shares of Biorem Inc. representing approximately 30% of the outstanding shares of Biorem and is valued as of November 2, 2005 at $7.2 million.
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

5.	INVENTORY
Inventory consists of the following:

	September 30, 2005	December 31, 2004
Finished goods	$115,313	$124,821
Less obsolescence reserve	(63,813)	(66,003)

	$51,500	$58,818

6.	INVESTMENTS
     The following table provides certain summarized unaudited financial information related to the Company’s equity basis holdings:

	Nine Months Ended September 30,
	2005	2004

Net Sales	$6,776,699	$1,767,613

Gross profit on sales	2,775,546	584,522

Net income (loss)	$20,073	$(862,717)

     Included in the above results for the nine months ended September 30, 2005 are the full nine month results of Biorem (the results are not included in the 2004 period above as Biorem was consolidated in the 2004 period previous to November 24, 2004). Also, included in the results above for the nine months ended September 30, 2005 are only the months of January 2005 and February 2005 for SRE as SRE filed bankruptcy on March 31, 2005 and the results for the month of March 2005 are not available.
     Included in the above results for the nine months ended September 30, 2004 are the full three months of SRE results. The first 86 days of 2004 (the date CVF’s equity holdings in SRE changed from above 50% to 37%) are also included in the consolidated results.
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
     Due to the re-pricing of stock options in 2002 those options are subject to variable plan accounting using the intrinsic value as prescribed by APB25. As the fair market value of the Company’s stock as of September 30, 2005 was $0.19 compared to $0.48 at December 31, 2004, and also since 75,000 of the repriced options were exercised during the first quarter of 2005, a reduction in compensation expense of $44,300 was recorded during the 2005 first nine months. As the fair market value of the Company’s stock as of September 30, 2004 was $0.29 compared to $0.41 at December 31, 2003, and some options were exercised during the 2004 period a reduction of compensation expense of $317,450 was recorded during the 2004 first nine months.
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
     There are no intersegment sales, transfers, or profit or loss.
Industry Segments for the Nine Months Ended September 30, 2005 and 2004

	Biorem-	Machine	Identification	Natural	Corporate
	ediation	Controls *	Systems	Horticultural	Administration	Total
	$	$	$	$	$	$
2005
Sales	—	—	315,939	24,999	—	340,938
Income (Loss) from continuing operations before other income	—	—	(127,791)	(18,846)	(917,687)	(1,064,324)
Other income	—	—	(81,063)	41,474	1,129,642	1,090,053
Income (loss) from continuing operations before income taxes	—	—	(208,854)	22,628	211,955	25,729

2004
Sales	5,975,726	402,029	447,353	202,321	—	7,027,429
Income (Loss) from continuing operations before other income (expense)	566,272	(205,782)	(138,716)	(215,144)	(1,205,518)	(1,198,888)
Other income (expense)	(162,931)	(23,175)	(39,075)	—	28,295	(225,053)
(Loss) from continuing operations before income taxes	403,341	(228,957)	(177,791)	(186,849)	(1,233,685)	(1,423,941)

*	Nine months 2004 Machine Controls results above includes only January 1, 2004 through March 24, 2004 as CVF no longer consolidated the company as of March 24, 2004.
12.	EQUITY INVESTEE SRE FILES BANKRUPTCY
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
After CVF’s initial investment, an investee company often requires additional capital to meet its business plan. Consequently, the Company actively assists its investee companies in obtaining additional capital which is usually sourced through CVF’s own resources or via other participants. CVF’s ability to continue to provide assistance to its investees is subject to the limitations of its own financial resources. Even though one of the investee companies was profitable in 2004 and 2005, CVF, on a consolidated basis, prior to this year has incurred losses over the past seven years. These losses have depleted the Company’s cash reserve which has significantly limited the Company’s ability to assist its investees with its own capital in the past. However now that CVF’s ownership in Biorem is currently valued at $7.2 million (as of November 2, 2005) and a public market exists for its stock, CVF will have more flexibility in assisting its investee companies.
On a stand-alone basis, CVF has no sales from operations. Sales and gross profit from sales reflect the operations of CVF’s consolidated subsidiaries only. The consolidated subsidiaries in the 2005 period are Gemprint™ Corporation (“Gemprint”) and Ecoval Corporation (“Ecoval”). Biorem (effective November 24, 2004) results are no longer included in CVF’s consolidated results as CVF’s ownership in Biorem has now decreased to 30% as a result of Biorem issuing additional stock during its going public transaction as well as the exercising of all stock options and conversion of all debt, as well as CVF selling a portion of its Biorem shares. Also the results of SRE Controls Inc. are consolidated through March 24, 2004 only, the date CVF had its majority interest in SRE diluted to 37%. CVF records profit and loss using the equity method for companies in which CVF holds 20% to 50% ownership. These companies are Biorem (effective November 24, 2004 when CVF’s position fell below 50%), Petrozyme Technologies Inc. (“Petrozyme”), and SRE (subsequent to March 24, 2004 when CVF’s ownership position in SRE declined to 37%). The results of companies in which CVF has less than 20% ownership, are not included in the Consolidated Statement of Operations.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004:
Consolidated sales of CVF subsidiaries for the three months ended September 30, 2005 amounted to $92,916, representing a decrease of $2,272,881 compared to sales of $2,365,797 for the same period in 2004 due to no longer consolidating Biorem and SRE.

For the three months ended September 30, 2005, Biorem’s sales are not included in CVF’s consolidated results as CVF’s ownership in Biorem decreased below 50% on November 24, 2004. Biorem’s sales that were consolidated in the 2004 period were $2,212,048. Gemprint’s sales decreased by $65,371 compared to the same quarter of 2004 due to lower diamond registrations and lower system sales. Also the weaker US dollar in the 2005 period contributed to the decrease. Ecoval’s sales increased by $7,897.
CVF’s gross margin of $65,236 for the third quarter of 2005 represents a decrease of $1,220,252 from the same period last year. This decrease is due to no longer consolidating Biorem which resulted in $1,176,458 lower gross margin in the third quarter of 2005 and due to Gemprint which had $51,141 lower gross margin in the third quarter of 2005 due to lower sales. Overall gross margin of CVF as a percentage of sales increased to 66.5% for the third quarter of 2005 from 54.2% for the third quarter of 2004.
Selling, general and administrative expenses on a consolidated basis for the three months ended September 30, 2005 amounted to $441,238, representing a decrease of $889,575 (67%) compared to expenses of $1,330,813 for the same period in 2004. This decrease is mainly due to no longer consolidating Biorem which resulted in $735,746 lower expenses in the third quarter of 2005. Gemprint’s expenses were $14,370 (12%) lower in the third quarter 2005 compared to the 2004 period due to the 46% sales decline and controls. Management continues to undertake a concerted effort to effect an overall reduction in administrative costs. Over the past 4 years CVF has undertaken many initiatives to lower the Company’s expenses. (See further discussion in the Liquidity and Capital Resources section).
Research and development expenses for the third quarter of 2005 amounted to $nil compared to $71,190 incurred in the comparable 2004 period. This decrease is attributable to no longer consolidating Biorem’s and SRE’s results.
Net interest expense was $33,453 for the third quarter of 2005 compared to net interest expense of $78,673 for the third quarter of 2004. This decrease is attributable to no longer consolidating Biorem’s and SRE’s results.
Income from equity holdings (entities in which CVF has a 50% or less ownership) was $1,229 in the 2005 period compared to $nil in the 2004 period. This represents CVF’s share of Biorem’s income in the 2005 period now that CVF owns less than 50% of Biorem.
Gain on sale of holdings amounted to $228,263 in the 2005 period compared to expense of $17 in the 2004 period. In the 2005 period the Company sold a portion of its holdings in Biorem
Income tax recovery amounted to $38,288 in the 2005 period compared to an expense of $5,307 in the 2004 period due to no longer consolidating Biorem in the 2005 period.
Minority interest portion of the loss decreased to $nil in the third quarter of 2005 from $2,869 in the comparable 2004 period. The amount in the 2004 period related only to Gemprint and since the balance is now zero no further amounts are recognized.
CVF, on a consolidated basis, recorded a net loss of $86,071 for the three months ended September 30, 2005 which decreased by $87,253 (50%) compared to a net loss of $173,324 in the 2004 period.
RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004:
Consolidated sales of CVF subsidiaries for the nine months ended September 30, 2005 amounted to $340,938, representing a decrease of $6,686,491 compared to sales of $7,027,429 for the same period in 2004 primarily due to no longer consolidating Biorem and SRE.

For the nine months ended September 30, 2005, Biorem’s sales are not included in CVF’s consolidated results as CVF’s ownership in Biorem decreased below 50% on November 24, 2004. Biorem’s sales that were consolidated in the 2004 period were $5,975,726. Also, for the nine months ended September 30, 2005, SRE’s sales are not included in CVF’s consolidated results as CVF’s ownership in SRE decreased to 37% during March 2004. SRE’s sales that were consolidated in the 2004 period were $402,029. Ecoval’s sales decreased by $177,322 since fertilizer orders were no longer being actively pursued as the company focused on its pesticide division and since sales of herbicide in Canada were being sold by Scotts Canada under an exclusive retail licensing agreement signed in late 2004. Gemprint’s sales decreased by $131,414 compared to the same period of 2004 due to lower diamond registrations and lower system sales. Also the weaker US dollar in the 2005 period contributed to the decrease.
CVF’s gross margin of $236,225 for the first nine months of 2005 represents a decrease of $3,047,080 from the same period last year. This decrease is due to no longer consolidating Biorem which resulted in $2,785,085 lower gross margin in the first nine months of 2005, the effect of no longer consolidating SRE which resulted in $117,607 lower gross margin in the first nine months of 2005 and due to Gemprint which had $92,588 lower gross margin in the first nine months of 2005 due to lower Gemprint registration sales. Overall gross margin of CVF as a percentage of sales increased to 69.3% for the first nine months of 2005 from 46.7% for the first nine months of 2004.
Selling, general and administrative expenses on a consolidated basis for the nine months ended September 30, 2005 amounted to $1,300,549, representing a decrease of $2,869,220 (69%) compared to expenses of $4,169,769 for the same period in 2004. This decrease is mainly due to no longer consolidating Biorem which resulted in $1,993,896 lower expenses in the first nine months of 2005 and the effect of no longer consolidating SRE which resulted in $235,879 lower expenses in the first nine months of 2005. Ecoval’s expenses decreased by $249,195 (91%) as the Ecoval intangible asset was fully amortized in mid 2004.
Research and development expenses for the first nine months of 2005 amounted to $nil compared to $312,424 incurred in the comparable 2004 period. This decrease is attributable to no longer consolidating Biorem’s and SRE’s results.
Net interest expense decreased to $39,534 for the first nine months of 2005 compared to net interest expense of $247,425 for the first nine months of 2004. This decrease is attributable to no longer consolidating Biorem’s and SRE’s results.
Income from equity holdings (entities in which CVF has a 50% or less ownership) was $67,747 in the 2005 period compared to $nil in the 2004 period. This represents CVF’s share of Biorem’s income in the 2005 period now that CVF owns less than 50% of Biorem.
Other income increased to $34,703 in the first nine months of 2005 from income of $24,393 for the first nine months of 2004 due to foreign currency exchange related to the weakening US dollar.
Gain on sale of holdings amounted to $1,027,137 in the 2005 period. In the 2005 period the Company sold a portion of its holdings in Biorem.
Gain on sale of equity in subsidiary totaling $742,568 in the 2004 period represented a third party investment which resulted in a restructuring of SRE whereby CVF’s equity position decreased from 75% to 37%.
Income tax recovery amounted to $111,917 in the 2005 period compared to an expense of $5,307 in the 2004 period. Income tax recovery in the first nine months of 2005 represents the recording for the deferred taxes for Ecoval.
Minority interest portion of the loss decreased to $nil in the first nine months of 2005 from $77,454 in the comparable 2004 period. The amount in the 2004 period related only to Gemprint and since the balance is now zero no further amounts are recognized.

CVF, on a consolidated basis, recorded a net income of $137,646 for the nine months ended September 30, 2005 which compared to a net loss of $609,226 in the 2004 period.
LIQUIDITY AND CAPITAL RESOURCES:
Stockholders’ deficit as of September 30, 2005 amounted to $2,100,873 compared to a deficit of $2,096,492 at December 31, 2004. This net increase in the deficit of $4,381 is primarily attributable to foreign currency exchange offset somewhat by the net income of $137,646 which was recognized in the first nine months of 2005.
The current ratio of CVF at September 30, 2005 is .09 to 1, which has remained the same as .09 to 1 at December 31, 2004.
CVF management anticipates that over the next twelve month period CVF should have sufficient cash from various sources to sustain itself. Between cash on hand, value of the Biorem stock that became listed on a public market in January 2005 (which had a value to CVF as of November 2, 2005, of approximately $7.2 million), the issuance of new securities, and the sales of a portion of its holdings in certain investee companies, the Company expects to have enough cash to fund itself and certain of its investee companies that are currently not profitable. Additionally, CVF has limited outside debt and a line of credit could be sought.
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
As at September 30, 2005, CVF’s cash balance was $125,219 which is an increase of $12,571 compared to December 31, 2004. The primary source of cash for the Company is expected to be from sale of a portion of its investments in Biorem Inc. or from CVF issuing additional securities. During the first nine months of 2005, CVF obtained $1,198,521 from sale of 493,642 common shares of Biorem. The company is pursuing opportunities to raise funds from potential investors in CVF. The Company will also continue to assist its investee companies in their efforts to obtain outside financing in order to fund their growth and development of their business plans. Certain of the Company’s financial obligations included in current liabilities related to items that will not be paid in the near term. The Company will carefully manage its cash payments on such obligations.
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
Stock Options/Warrants — The Compensation Committee of the Board of Directors approved an adjustment to the exercise price for all options held by our employees, including executive officers, as well as certain consultants. The revised exercise price was established by reference to the closing bid price of the Company’s common stock on April 16, 2002, which was $0.16. Options to purchase approximately 1,405,000 shares of common stock were repriced, resulting in the “variable” method for determining compensation expense being enacted under FASB interpretation #44 of APB 25. Under this method, expense is recorded for the quoted market price of the stock issued or, in the case of options, for the difference between the stock’s quoted market price on the date of grant and the option exercise price. Increases and decreases (but not below the exercise price) in the quoted market price of the stock between the date of grant and the measurement date result in a change in the measure of compensation for the award. As the Company’s stock as at September 30, 2005 was $0.19 ($0.48 at December 31, 2004), and 75,000 shares of the repriced options as well as 30,000 of the options granted in 2003 were exercised during 2005 reduction of compensation expense of $44,300 ($317,450 in 2004) was recorded.
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
DATED: November 14, 2005

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