Form 10KSB
period 2005-12-31
CVF TECHNOLOGIES CORP
filed 2006-04-07
CIK 1032997

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005.

                         COMMISSION FILE NUMBER 00-29266

                          CVF TECHNOLOGIES CORPORATION
                 (Name of Small Business Issuer in its charter)

                 NEVADA                                           87-0429335
    (State or other jurisdiction of                            (I.R.S. Employer
     incorporation or organization)                          Identification No.)

       8604 Main Street, Suite 1
        WILLIAMSVILLE, NEW YORK                                     14221
(Address of principal executive offices)                          (Zip Code)

                                 (716) 565-4711
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock ($0.001 par value)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                  Yes   X   No
                                      -----    -----
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes       No   X
                                      -----    -----
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for most recent fiscal year: $456,947.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (based on the closing price on the NASD OTC Bulletin Board) as of March 10, 2006: $4,506,533. For purposes of determining this amount only, Registrant has defined affiliates as including (a) the executive officers named in Part III of this 10-KSB report, (b) all directors of Registrant, and (c) each shareholder that has informed Registrant by March 10, 2006 that it is the beneficial owner of 10% or more of the outstanding common stock of Registrant.

Indicate the number of shares outstanding of each class of the Registrant's Common Stock, as of March 10, 2006:

                         Common Stock: 13,672,596 shares

Transitional Small Business Disclosure Format: Yes       No   X
                                                   -----    -----

PART I

ITEM 1. DESCRIPTION OF BUSINESS

CVF Technologies Corporation (www.cvfcorp.com) ("CVF" or the "Company") was originally founded as a limited partnership in 1989 and was converted into a Corporation in 1995 and is involved in the business of investing in and managing early stage companies primarily engaged in the environmental technology and information technology sectors. CVF's mandate is to acquire significant holdings in new and emerging technology companies and then to assist them in their management, and through them to engage in their respective businesses. CVF's current holdings include investments made in its investee companies during the period from 1990 to the present.

CVF realizes revenues and profits through consolidation of the operating results of its investee companies. CVF also endeavors to generate gains through the eventual sale of all or a portion of its holdings in these companies at such time as management determines that CVF's funds can be better deployed in other industries or companies. CVF's goal is to maximize the value of its holdings in its investee companies for the Company's shareholders. One important way that CVF accomplishes this is by the investee company going public at the appropriate time or selling the investee company. This has been done with CVF's former investee companies Certicom Corporation and TurboSonic Technologies, Inc. both of which went public. Also, in January 2005 Biorem Inc. (formerly Biorem Technologies Inc.) completed its going public transaction and most recently Gemprint Corporation, now G.P Royalty Distribution Corporation, sold substantially all its assets in December 2005.

After CVF's initial investment, an investee company often requires additional capital to meet its business plan. Consequently, the Company actively assists its investee companies in obtaining additional capital which is usually sourced through CVF's own resources or via other participants. CVF's ability to continue to provide assistance to its investees is subject to the limitations of its own financial resources. CVF's position in Biorem is currently valued at $6.6 million (as of March 10, 2006) and a public market exists for its stock. Also CVF recently sold substantially all of its subsidiary Gemprint assets for $7.5 million. Therefore CVF expects to have more flexibility in assisting its investee companies. See "Factors That May Affect Future Results."

The following is a list of CVF's investee companies (the "Corporations"), showing CVF's percentage ownership in each as of March 1, 2006:

                                                       CVF's PERCENTAGE
                                                         OWNERSHIP OF
                                                            VOTING
                                                         SECURITIES OF
CORPORATION                                            ACTIVE COMPANIES
-----------                                            ----------------
1.   Ecoval Corporation                                       85%
2.   G.P. Royalty Distribution Corporation
        (formerly Gemprint Corporation)                       65%
3.   Petrozyme Technologies Inc.                              50%
4.   Biorem Inc. (formerly Biorem Technologies Inc.)          27%

The Corporations

All of the above Corporations were private companies during 2004. In January 2005 Biorem went public in Canada. The following paragraphs provide a brief description of each Corporation. Each Corporation that is actively involved in operating a technology business has its own business plan, history, financial statements, and has management teams in place, completed the development of its own products, established markets and distribution channels and sold its products.

Proceeds from any additional funding received by CVF's Corporations will be utilized, in each case, primarily for expansion of marketing and sales capability to enable the entity to realize its commercial potential over the next two to three years. As is common with early stage technology companies, some of these holdings have historically operated at a loss or at break-even and some of them may continue to operate at a loss for the foreseeable future. However, one of the holdings, Biorem, was profitable in each of the last four years. The ability of those investees, which are not profitable, to meet their business goals may be subject to limitations based on CVF's ability to provide continued financial assistance. See "Factors That May Affect Future Results." However, the investee companies have the option to seek third party financing.

Consolidated Entities:

"Consolidated Entities" refers to those Corporations in which CVF has a greater than 50% ownership of the voting stock at some point during 2005. The total assets and liabilities of each of the Consolidated Entities are included within the financial results and position of CVF for the year ended December 31, 2005 and in the comparative balances for the previous year as shown in the Financial Statements included in Part II, Item 7 of this Form 10-KSB. The Company has provided loans to its Consolidated Entities which have been eliminated for accounting purposes in consolidation and are not reflected in CVF's financial statements. These loans represent amounts owed to the parent Company by the Corporations.

The two Consolidated Entities that are consolidated within the financial results of CVF are as follows:

1. Ecoval Corporation ("Ecoval")

Ecoval (www.naturesglory.com), which has its headquarters located in Williamsville, N.Y., and its wholly owned subsidiaries in Canada, is in the business of developing, manufacturing and marketing environmentally friendly lawn and garden products. Ecoval sells to the retail/consumer, municipal, institutional, specialty agricultural, Vegetation Management and Integrated Pest Management Markets. Ecoval's product line includes a line of herbicides, a non-toxic insecticide, fungicide, moss-cleaner, and fertilizers. The global market for pesticides (which include herbicides, insecticides and fungicides) is estimated at approximately US$26 billion in 2004.

Ecoval owns U.S., Canadian and some international patents for its herbicide. Research results show its natural herbicide to be efficacious, non-toxic, biodegradable and faster acting than conventional chemical products. Ecoval's herbicides have received regulatory approval in Canada through the Pesticide Management Regulatory Agency (PMRA) and through the Environmental Protection Agency (EPA) in the United States.

To be cost-effective, Ecoval out-sources its production, packaging and some of its shipping functions. Ecoval's principal focus is to expand sales through a number of major distributors and licensees. Ecoval is pursuing sales to government agencies at the municipal, state/ provincial and federal levels. The brand name for both U.S. and Canadian products is Nature's Glory(TM) and the herbicide is also sold under the brand name EcoClear(TM). The herbicide product is sold in both a ready-to-use version and in concentrate form.

In 2004 Ecoval signed an exclusive retail licensing agreement with Scotts Canada Ltd. for the production and retail marketing of Ecoval's patented, fast-acting, natural, non-selective herbicide in Canada, with an option to expand the license in the US. In 2005 the herbicide was introduced under the Scotts' EcoSense brand of natural alternative lawn and garden care products. Scotts will continue to support its new brand with national advertising and marketing. EcoSense is available in most of the major retail chains in Canada. Ecoval receives royalty payments based on Scotts' sales of Ecoval's herbicide product.

In 2005 Ecoval began a new initiative in Canada, which will be launched in early 2006, to address the commercial, professional and industrial markets. Canada has been increasingly moving towards natural or environmentally friendly lawn and garden products. A significant percentage of the Canadian population is now under some type of pesticide by-law or ban. Ecoval and its distribution partners will continue to position Ecoval's products as the best option for environmentally sensitive applications. In the US, Ecoval will continue to increase sales by establishing key distributor relationships, establishing potential licensees to generate royalty income and by working to expand sales to its current customer base.

2. G.P. Royalty Distribution Corporation (formerly Gemprint(TM)Corporation) ("Gemprint")

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

Gemprint's operating results are consolidated in CVF's results only through December 22, 2005 when Gemprint completed the sale of substantially all of the assets to an independent third party. The sale was completed pursuant to an asset purchase agreement which, was entered into by Collectors Universe on November 30, 2005, with Gemprint and certain of its major shareholders. Under that agreement, Collectors Universe paid a purchase price consisting of $7.5 million in cash, at closing, and agreed to pay $1 for each diamond registered using the Gemprint process in excess of 100,000 registrations during any year in the next five years. The asset purchase agreement and the sale of Gemprint's business and assets to Collectors Universe pursuant to that agreement were approved by the Gemprint shareholders at a special shareholders meeting held on December 19, 2005. At that time Gemprint changed its name to G.P. Royalty Distribution Corporation. Collectors Universe is bundling Gemprint with its G-CAL grading program and is planning to make Gemprint a key part of its diamond industry initiative.

As part of that transaction CVF received approximately $3.7 million (US) as repayment of its debt and accrued interest owed to CVF by Gemprint. In addition CVF also will receive 65% of all future distributions from the proceeds of this transaction after all the debt and obligations of Gemprint have been paid and representation and warranties from the sale have been met as well as from future Gemprint registration payments.

Equity Investees:

"Equity Investees" are investee Corporations in which CVF holds 50% or less equity ownership but more than or equal to 20% ownership. The Equity Investees' accounts are not consolidated in CVF's financial statements and generally the net incomes or losses of the Equity Investees would be included in CVF's financial statements only to the extent of CVF's percentage holdings of these entities. With respect to Petrozyme the net equity positions, after share of losses, of all other investors have been reduced to nil. As such, the Company had included 100% of Petrozyme's losses in income (until CVF's investment was reduced to zero) rather than the percentage owned by the Company.

CVF's two Equity Investees are described below:

3. Petrozyme Technologies Inc. ("Petrozyme")

Petrozyme (www.petrozyme.com), is a Guelph, Ontario based company engaged in the business of developing and marketing its proprietary processes utilizing industrial bioreactors for the degradation and recovery of petroleum and organic wastes. The exploration, production and refinement of oil generate significant quantities of oily wastes. According to estimates from the American Petroleum Institute (API), the EPA and the U.S. Department of Energy, based on data between 1996 and 1998, the cost to safely manage oily wastes produced in the United States exceeds $1.0 billion per year. Petrozyme's low cost onsite process is well positioned to penetrate this market.

Around the world, more countries are moving to ban the "land disposal" of untreated refinery sludge. Ontario, the province with the largest refining capacity in Canada, passed a regulation that will ban landfarming in 2009. Petrozyme's low cost treatment technology is ideally suited for countries that want to improve their environmental protection but lack the infrastructure for petroleum waste treatment.

Petrozyme also has two patented technologies for treating contaminated soils. The "REMSEP Process" (U.S. Patent# 6,251,058) was developed to remove PCBs and chlorinated pesticides from soil. Preliminary discussions have been initiated with one of Canada's largest soil treatment companies for use at their soil treatment facilities in North America and Europe. The second technology, the "PETROSEP Process" (US Patent No 6,153,017) is used to treat soils contaminated with oil. Pilot testing is underway with the "PETROSEP Process" technology at a Petronas (www.petronas.com.my) facility in Malaysia. This test is expected to be completed in early April 2006.

Discussions continue with companies in Saudi Arabia about the use of the Petrozyme process for oily sludge treatment when landfarming is banned in 2007.

4. BIOREM INC. (formerly Biorem Technologies Inc.) ("BIOREM")

Biorem's results are recorded under the equity method and are no longer included in CVF's consolidated results as CVF's ownership in Biorem on November 24, 2004 decreased to 48% at that date.

BIOREM (www.biorem.biz), an industrial biotech company based in Guelph, Ontario, is engaged in the business of applying industrial microbiological technology to municipal and industrial environmental applications. The business focus of BIOREM is the design and installation of biological air filters, or biofilters, for the removal of odor and other air pollutants from municipal and industrial sources. Since 1999, BIOREM has made significant progress in the commercialization of its biofilter technology, having successfully completed more than 400 biofilter installations in the U.S. and Canada. During 2004, BIOREM received its first overseas orders from China and Saudi Arabia. BIOREM has a network of manufacturers' representatives to provide effective coverage of the rapidly growing U.S. and Canadian municipal odor control market.

In 2000, BIOREM introduced BIOSORBENS(TM) a new, long lasting, superior biofilter media. Biorem is a leading supplier of biofilters for air pollution control in municipal and industrial applications, including the recently acquired BIOCUBE(R) modular units. BIOREM also introduced the BASYS(TM) biofilter, a patented, modular unit adapted for catalogue item type purchases. Both product developments specifically address the dramatically increasing demand for easy to use, highly efficient biofilter systems for air emission control. Continued technical and service support to clients has earned BIOREM a reputation as the leading biofilter supplier in the North American market for municipal odor control.

In January 2005 Biorem completed its going public transactions and began trading on the Toronto Venture Exchange under the symbol BRM. CVF's ownership position in Biorem as of March 10, 2006 is approximately 2.8 million shares representing approximately 27% of the outstanding shares and is valued as of March 10, 2006 at $6.6 million (although under the equity method of accounting the Biorem share holdings are carried on CVF's balance sheet as at December 31, 2005 at a significantly lower amount, $626,000 or $6.0 million less than the market value).

5. SRE Controls Inc. ("SRE")

SRE was recorded under the equity method of accounting subsequent to March 24, 2004 when CVF's ownership position in SRE declined to 37%. SRE supplied electronic controllers to the electric vehicle industry.

On March 11, 2005, a secured creditor of SRE Controls Inc. called a $550,000 cdn secured demand note and appointed a receiver to administer the Company. The assets of SRE were estimated by the receiver at $902,000 cdn while the total due creditors (secured and unsecured) were estimated at $1,600,000 cdn. On March 31, 2005 a bankruptcy filing was filed in the office of the Superintendent of Bankruptcy Canada. CVF examined its various options as a result of the action by this creditor which included bidding on the assets claimed by the creditor. The first meeting of creditors of SRE was conducted on April 15, 2005. As a result of that meeting a bid was accepted by the trustee for SRE totaling $1.1million Cdn from an unrelated third party, MCC Energy. It is highly unlikely that CVF will receive any money from this sale and since CVF's investment in SRE was already carried at zero value in its books there is no financial implication to CVF as a result of this sale to an outside third party.

Less Than 20% Owned:

"Less Than 20% Owned" refers to those investee corporations in which CVF has a less than 20% ownership interest. The direct financial results of the Less Than 20% Owned Corporations are not included in CVF's consolidated financial results.

Number of Employees

As of December 31, 2005, CVF and its Consolidated Entities (Ecoval and Gemprint) had a total of 9 full-time employees and its equity holdings (Biorem and Petrozyme) had 34 full-time employees.

ITEM 2 DESCRIPTION OF PROPERTY

CVF leases premises in which its principal executive office is located at 8604 Main Street, Suite 1, Williamsville, New York on a one year lease (commencing December 2005) with lease payments equal to $17,835 annually. All of the business premises and facilities used by the Consolidated Entities are leased. These facilities (CVF's offices and Ecoval's offices) serve as administrative offices. The facilities generally range in size from 200 to 1,500 square feet. The lease terms expire in 2006 to 2008.

ITEM 3 LEGAL PROCEEDINGS

The Company is not aware of any material pending proceedings.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2005 no matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5 MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

The following table sets forth the high and low sales prices per Common Share on the American Stock Exchange ("AMEX") for the periods prior to September 28, 2004 and the high and low bid prices on the NASD OTC Bulletin Board subsequent to September 28, 2004 as indicated:

                       LOW   HIGH
                      ----   ----
2004  - 1st Quarter   0.32   0.48
      - 2nd Quarter   0.29   0.69
      - 3rd Quarter   0.25   0.48
      - 4th Quarter   0.17   0.48

2005  - 1st Quarter   0.32   0.51
      - 2nd Quarter   0.15   0.38
      - 3rd Quarter   0.17   0.28
      - 4th Quarter   0.15   0.35

The prices quoted on the OTC Bulletin Board represent over-the-counter market quotations and reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

(b)  Holders of Record

At March 10, 2006, there were approximately 334 holders of record of CVF's common stock.

(c)  Dividends

CVF has never paid a dividend on the common stock. The payment of any future dividends will be at the sole discretion of CVF's Board of Directors. CVF intends to retain earnings to finance the expansion of its business but may consider paying dividends of its common stock at some time in the future.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

The Company maintains the 2000 Stock Option Plan pursuant to which 70,000 options to purchase shares of common stock are outstanding and nil may be granted in the future. The Company also has individual option award agreements outside of this plan covering an aggregate of 275,000 options to acquire shares of common stock. The non-plan options were granted to employees, officers and directors of CVF, are currently exercisable in full, have exercise prices of $0.30 per share and expire on August 28, 2010.

                                                                                Number of securities
                                  Number of securities    Weighted-average     remaining available for
                                    to be issued upon    exercise price of      future issuance under
                                       exercise of          outstanding      equity compensation  plans
                                  outstanding options,   options, warrants      (excluding securities
         Plan category             warrants and rights       and rights       reflected in column (a))
         -------------            --------------------   -----------------   --------------------------
                                           (a)                  (b)                      (c)
Equity compensation plans
   approved by security holders           70,000                0.16                     -0-

Equity compensation plans not
   approved by security holders          275,000                0.30                     -0-

Total                                    345,000                0.27                     -0-

The Company also has outstanding 402,131 warrants to acquire common stock issued to officers and service providers of the Company. These warrants have an exercise price of ranging from $0.16 to $0.41 per share and expire on various dates from February 16, 2006 to April 16, 2007.

(e)  Recent Sales of Unregistered Securities

None

(f)  Purchases of Equity Securities

The Company did not acquire any CVF common stock during 2005 pursuant to its announced buyback plan or otherwise, but as of March 24, 2006 had acquired 153,700 shares.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS

Plan of Operation

Subject to the limitations of its financial position as discussed above, CVF plans to build on the successes and advances achieved by its investee companies in 2005. It will continue its efforts to assist all of its investee companies to realize their full potential. The ability of certain of the investee companies which currently are not profitable, to meet the goals included in the plan of operation may be limited by CVF's ability to fund its investees as described in "Factors That May Affect Future Results".

Ecoval expanded its product line with the addition of a moss cleaner. Patents have also been granted in North America on an improved herbicidal composition and insecticidal composition. Ecoval also developed an insecticide formulation that is exempt from U.S. registration because it is composed of ingredients that the EPA has determined pose minimal risk to the public. In 2006, Ecoval will continue to generate sales revenues by establishing key distributor relationships in North America, establishing potential licensees to generate royalty income and by working to expand sales to its current customer base, as it has done with Scotts Canada which is a subsidiary of Scotts Miracle-Gro Company, the largest retail horticultural supply company in the world.

Gemprint's asset sale in 2005 includes a potential payment going forward over the next five years. One of the reasons for selling Gemprint was to help commercialize Gemprint's technology. The purchaser has agreed to pay $1 for each diamond registered using the Gemprint process in excess of 100,000 registrations during any year in the next five years. The purchaser plans on incorporating the GemprintTM process in to its diamond grading process, so that each graded diamond will also carry a GemprintTM image stored in the purchasers registered database. The incorporation of the GemprintTM process will enable the purchaser to record the unique "fingerprint" of each diamond it grades, which will make it possible to match its graded diamonds, on a one-to-one basis with their certificates. The result of the inclusion of GemprintTM in the purchaser's process is that the purchaser will be able to provide an additional measure of protection against misrepresentations of diamond quality that can occur by, for example, switching a diamond grading certificate issued for a higher quality diamond to a lower quality diamond. The purchaser's planned use of the GemprintTM technology will represent a significant advancement in the security of the diamond grading certificate. With the incorporation of GemprintTM in to their grading process, they will be able to implement anti-fraud and anti-counterfeiting measures that they believe will make thir grading certificate the most secure and trustworthy diamond grading certificate in the world. The purchaser believes that, because the GemprintTM process is non-invasive and the "fingerprint" it captures is inherent in the diamond itself, the GemprintTM identification method is far superior to laser engraving a diamond, since such an engraving can be easily counterfeited by polishing off that engraving and then re-engraving the diamond.

Payments derived from Collectors Universe's use of the Gemprint technology will be paid to G. P. Royalty Distribution Corporation over the 5 year time frame. Gemprint changed its name to G.P. Royalty Distribution Corporation in connection with the sale.

CVF's Equity Investee, Petrozyme, advanced in 2005 with a Saudia Arabia consulting contract to study the feasibility of using Petrozymes technology for its refineries, and is positioned to make further progress in 2006.

CVF, when possible, will continue to work to provide equity investment and/or debt financing, based on the progress made by the investee companies as it assesses their needs. CVF will accomplish this within the limits of its own funds or by assisting its investee companies in completing private placements or public offerings for themselves, as and when appropriate. CVF may also seek new investment opportunities, primarily in the environmental sector.

Individual investee companies are expected to continue approximately the same level of research and development that they have performed in the past two years. There are no expectations for significant increases in plant or equipment or in the number of employees for these companies over the next 12 months.

Comparison of Consolidated Results 2005 and 2004

Consolidated sales of CVF for the fiscal year amounted to $456,947, representing a decrease of $7,500,728 compared to sales of $7,957,675 for 2004 mainly because of CVF no longer fully consolidating sales of Biorem, SRE, and Gemprint as described below. CVF, on a stand-alone basis, has no sales from operations. Sales and gross profit reflect the operations of CVF's consolidated subsidiaries only. These subsidiaries include Ecoval, Gemprint, Biorem (effective November 24, 2004, Biorem's results are no longer included in CVF's consolidated results, and SRE (results consolidated through March 24, 2004 only, the date CVF had its majority interest in SRE diluted to 37%).

CVF records profit and loss using the equity method for companies in which CVF holds 20% to 50% ownership. These companies are not included in the consolidation. These companies are Biorem (subsequent to November 23, 2004), Petrozyme and SRE (subsequent to March 24, 2004 when CVF's ownership position in SRE declined to 37%).

Biorem's sales that were consolidated in 2004 were $6,691,686 (excluding the period November 24, 2004 to December 31, 2004 when CVF's ownership position fell below 50%), SRE's sales that were consolidated in 2004 were $411,357 (from the first quarter only). Effective March 25, 2004, SRE's sales results were no longer included in CVF's consolidated results as CVF's ownership in SRE decreased to 37% and in March 2005 SRE went through a bankruptcy proceeding. Gemprint's sales decreased by $210,758 or 34% compared to 2004 due to lower diamond registrations and lower system sales. Also the weaker US dollar in 2005 contributed to the decrease. Ecoval's sales decreased by $186,926 (81%) since fertilizer orders were no longer being actively pursued as the company focused on its pesticide division and since sales of herbicide in Canada were being sold by Scotts Canada under an exclusive retail licensing agreement signed in late 2004, and Ecoval's Canadian retail revenue was a percentage of Scotts sales.

CVF's gross margin of $302,535 for 2005 represents a decrease of $3,432,685 compared to gross margin of $3,735,220 for 2004. This decrease is due to no longer consolidating Biorem which resulted in $3,094,340 lower gross margin in 2005, the effect of no longer consolidating SRE which resulted in $120,335 lower gross margin in the 2005 and due to Gemprint which had $138,487 lower gross margin in 2005 due to lower Gemprint registration sales. Overall CVF's gross margin percentage of sales increased to 66.2% for 2005 from 46.9% for 2004. This increase in gross margin percentage is due to the effect of Gemprint sales which had a 71.9% gross margin which is typical for that business.

Selling, general and administrative expenses, on a consolidated basis, amounted to $2,286,816 for 2005 representing a decrease of $2,553,799 (53%) compared to $4,840,615 for 2004. This decrease is mainly due to no longer consolidating Biorem which resulted in $2,304,367 lower expenses in 2005 and the effect of no longer consolidating SRE which resulted in $241,354 lower expenses in 2005. Ecoval's expenses decreased by $204,006 (69%) as the Ecoval intangible asset was fully amortized in mid 2004. These decreases were offset somewhat by employee benefit increases of $388,000. Management continues to undertake a concerted effort to effect an overall reduction in administrative costs. Over the past 4 years CVF has undertaken many initiatives to lower the Company's expenses. See further discussion in the Liquidity and Capital Resources section.

Repriced stock options expense for 2005 amounted to income of $35,200, representing a decrease of $156,447 compared to expense of $121,247 for 2004. The majority of this decrease is the expense in 2004 of $430,609 in the market value of the repriced Biorem stock options from $0.80 cdn per share at the end of 2003 to $2.00 cdn per share at the end of 2004, offset somewhat by the CVF repriced options, as all the CVF officers and/or directors exercised the repriced stock options in 2004.

Research and development expenses for 2005 amounted to $nil compared to $359,233 for 2004. This decrease in R&D spending was attributable to no longer consolidating Biorem's and SRE's results.

Loss from continuing operations increased to $1,949,081 in 2005 from $1,585,875 in 2004, an increase of $363,206 (or 23%).

Net interest income was $1,272,217 for 2005 compared to expense of $334,364 in 2004. This income in 2005 is payment of the accrued interest from Gemprint as a result of the asset sale of Gemprint to Collectors Universe in December 2005.

Other income of $11,113 mainly represents royalty payments received from Scotts due to the sale by them of Ecoval herbicide during 2005.

CVF income from equity holdings (entities in which CVF has a 50% or less ownership) represented $90,044 in 2005 which was CVF's share of Biorem's income for 2005 compared to $178,885 for the period from November 24, 2004 to December 31, 2004 (previous to November 24, 2004 Biorem's results were consolidated in CVF's results).

Gain on sale of equity in subsidiary totaling $742,568 in 2004 representing a third party investment which resulted in a restructuring of SRE whereby CVF's equity position decreased from 75% to 37%.

CVF's gain on sale of some Biorem shares sold during 2005 was $1,541,630 compared to $829,287 in 2004.

Income from sale of asset, namely Gemprint totaling $6,361,304 in 2005 represented the asset sale (and appropriate gain from this transaction) by Gemprint to Collectors Universe in December 2005.

Goodwill impairment expense of $1,200,108 in 2005 represented write-off of the unamortized goodwill balance of Gemprint as the asset was sold in December 2005.

Minority interest - included in 2005 is $916,936 of expense relating to the minority shareholders of Gemprint. The income in 2004 relates to Gemprint's loss in that year.

CVF's realized translation gain was $8,629 in 2005 compared to a loss which totaled $1,662,505 in 2004 due to the disposition of many Canadian assets during 2004 with the decrease in CVF's position at SRE and Biorem.

Income tax recovery amounted to $81,003 in 2005 compared to an expense of $78,637 in 2004. The change was mainly due to no longer consolidating Biorem. As a result of the operations described above, CVF recorded a net income of $5,299,815 in 2005 as compared to a net loss of $1,863,286 incurred in 2004.

LIQUIDITY AND CAPITAL RESOURCES

Total Stockholders' equity as of December 31, 2005 was $3,377,632 compared to a deficit of $2,096,492 as of December 31, 2004. This net increase in the equity of $5,474,124 is primarily attributable to the asset sale (and appropriate gain from this transaction) by Gemprint to Collectors Universe in December 2005.

The current ratio of CVF as at December 31, 2005 is 2.88 to 1, which has increased from .09 to 1 as at December 31, 2004. This increase is due to the asset sale (and appropriate gain from this transaction) by Gemprint to Collectors Universe in December 2005.

CVF management anticipates that over the next twelve month period CVF should have sufficient cash from various sources to sustain itself. Between cash on hand, value of the Biorem stock that became listed on a public market in January 2005 (and is valued as of March 10, 2006, at $6.6 million), and the sales of a portion of its holdings in certain investee companies, the Company expects to have enough cash to fund itself and certain of its investee companies that are currently not profitable. Additionally, CVF has limited outside debt and a line of credit could be sought.

Over the past four and a half years CVF has undertaken many initiatives to lower the parent company's expenses. These initiatives have included lowering the head count of its office staff as well as the elimination of two executive positions. The use of consultants has been significantly reduced except those consultants who have been satisfied to receive their fee in CVF common shares. Travel and entertainment has been significantly reduced over the last 2 years and will continue at the reduced level going forward. CVF management has adopted a very aggressive cost and expenditure controls and monitoring policy. During 2004 CVF and the holder of CVF's Series B Convertible Preferred Stock entered into a transaction whereby the holder exchanged its Series B Convertible Preferred Stock with a stated value of $3,385,000 and accrued dividends of approximately $673,600 for 1,000,000 shares of CVF's common stock and a new Series C 6% Convertible Preferred Stock with a stated value of $1,000,000, convertible into common stock at $1 per share. The Series C Preferred and all accrued dividends thereon will be subject to mandatory redemption on February 27, 2006. CVF, on February 27, 2006, has now redeemed its Series C Preferred Stock as well as paid accrued dividends for total cash payment of $1,121,667. The Company also issued to the former Series B holder a three-year warrant to purchase 100,000 shares of CVF's common stock at an exercise price of $0.35 per share.

As at December 31, 2005, CVF's cash balance was $6,517,893 (including restricted cash of $2,724,316) which is an increase of $6,405,245 compared to December 31, 2004. The primary source of cash for the Company is expected to be from sale of a portion of its investments in its public holding, Biorem Inc. (which had a value to CVF as of March 10, 2006 of approximately $6.6 million) or from CVF issuing additional securities. During 2005 CVF obtained $1,814,789($1,282,234 in 2004) from the sale of 793,642 Biorem common shares (923,296 shares in 2004), sale of preferred shares, dividend receipts and interest income. The Company will also continue to assist its investee companies in their efforts to obtain outside financing in order to fund their growth and development of their business plans. Certain of the Company's financial obligations included in current liabilities related to items that will not be paid in the near term. The Company will carefully manage its cash payments on such obligations.

As announced on December 30, 2005 CVF's Board of Directors approved a $500,000 stock buyback program. The program allows the Company to make up to $500,000 of stock repurchases. As of March 10, 2006 the Company has purchased 147,800 shares under this repurchase agreement.

Critical Accounting Policies

An understanding of CVF's accounting policies is necessary for a complete analysis of our results, financial position, liquidity and trends. We focus your attention on the following accounting policies of the Company:

The Company's primary need for cash is to maintain its ability to support the operations and ultimately the carrying values of certain of its individual investee companies. The Company will continue to assist its investee companies in their efforts to obtain outside financing in order to fund the growth and development of their respective businesses and has taken steps to reduce the operating cash requirements of the parent company and its investees. The Company can also seek outside investment if need be.

The Company may continue, when and if appropriate, to assist its investee companies in their efforts to obtain outside financing in order to fund the growth and development of their respective businesses, as a means of augmenting CVF's needs to finance them.

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

The Company adopted the provisions of SFAS No. 141 on July 1, 2001. Such adoption had no effect on the Company's financial position or results of operations. The Company adopted the provisions of SFAS No. 142 effective January 1, 2002, at which time the amortization of the Company's existing goodwill ceased. The new standard also required that the Company test the goodwill for impairment before June 30, 2002. Any impairment, arising from the test, is charged to income. The Company determined that its goodwill was impaired (i.e. eliminated because of the sale of the Gemprint intangible) as at December 31, 2005 as it sold the intangible asset in Gemprint as part of the transaction to Collectors Universe and therefore the Company took a goodwill impairment charge of $1,200,108 for the year 2005.

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

Contingencies - The Company is currently under an audit by the Internal Revenue Service("IRS"). As part of the routine audit, the IRS indicated that they reviewed the treatment of capital losses claimed in the prior year and refunds of $2,532,000 received in 2001. A proposed deficiency in federal income tax was issued by the IRS on December 1, 2003 totaling $2,969,123. On February 5, 2004 CVF issued a formal protest to the proposed deficiency and its protest has now gone before appeals at the IRS. If it is not resolved at the appeals level of the IRS, CVF intends to challenge the IRS ruling in federal tax court, as CVF and its legal counsel strongly believes its original deductions were correctly taken. This process could take up to 18 more months to be resolved.

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

Stock Options/Warrants -

The Compensation Committee of the Board of Directors approved an adjustment to the exercise price for all options held by our employees, including executive officers, as well as certain consultants. The revised exercise price was established by reference to the closing bid price of the Company's common stock on April 16, 2002, which was $0.16. Options to purchase approximately 1,405,000 shares of common stock were repriced, resulting in the "variable" method for determining compensation expense being enacted under FASB interpretation #44 of APB 25. Under this method, expense is recorded for the quoted market price of the stock issued or, in the case of options, for the difference between the stock's quoted market price on the date of grant and the option exercise price. Increases and decreases (but not below the exercise price) in the quoted market price of the stock between the date of grant and the measurement date result in a change in the measure of compensation for the award. As the Company's stock as at December 31, 2005 was $0.32 ($0.48 at December 31, 2004), and 75,000 shares
(1,260,000 shares in 2004) of the repriced options as well as 30,000 (200,000 shares in 2004) of the options granted in 2003 were exercised during 2005 a reduction of compensation expense of $35,200 ($211,474 additional compensation expense in 2004) was recorded.

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

Factors That May Affect Future Results

The Company's cash resources are strong. As at December 31, 2005 the cash reserve and other liquid resources was $6,517,893. The Company has operating cash requirements in the range of $100,000 monthly, though the Company is working to reduce this expense. The primary source of cash for the Company in 2006 is expected to be from the asset sale of Gemprint and a portion of its investments in Biorem (which had a value to CVF as of March 10, 2006 of approximately $6.6 million), or through borrowing against CVF's assets. The Company will also continue to assist its investee companies in their efforts to obtain outside financing in order to fund their growth and development of their business plans. Certain of the Company's financial obligations included in current liabilities relate to items that will not be paid in the near term. The Company will carefully manage its cash payments on such obligations.

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

- the Company's ability to obtain capital to fund its operations and those of its investees, if those expenses were to increase significantly.

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

ITEM 7 FINANCIAL STATEMENTS

Consolidated Financial Statements

CVF TECHNOLOGIES CORPORATION
[Expressed in United States Currency]
December 31, 2005

CVF TECHNOLOGIES CORPORATION

                          INDEX TO FINANCIAL STATEMENTS

                                                                     PAGE NUMBER
                                                                     -----------
REPORT OF INDEPENDENT REGISTERED PUBLIC
   ACCOUNTING FIRM                                                       F-2

CONSOLIDATED BALANCE SHEETS                                              F-3

CONSOLIDATED STATEMENTS OF OPERATIONS                                    F-5

CONSOLIDATED STATEMENTS OF
   STOCKHOLDERS' (DEFICIT) EQUITY                                        F-7

CONSOLIDATED STATEMENTS OF CASH FLOWS                                    F-9

CONSOLIDATED STATEMENTS OF
   COMPREHENSIVE INCOME (LOSS)                                           F-11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               F-12

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Directors
CVF Technologies Corporation
Williamsville, New York

We have audited the accompanying consolidated balance sheet of CVF Technologies Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' (deficit) equity, cash flows and comprehensive loss for each of the years then ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CVF Technologies Corporation as of December 31, 2005, and the results of its operations and its cash flows for each of the years then ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States.


                                        /s/ Sherb & Co., LLP

                                        Certified Public Accountants

New York, New York
March 24, 2006

CVF TECHNOLOGIES CORPORATION

                           CONSOLIDATED BALANCE SHEETS

As at December 31                                   [Expressed in U.S. Currency]

                                                             2005        2004
                                                              $           $
                                                          ---------   ---------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                 3,793,577     112,648
Restricted cash                                           2,724,316          --
Trade receivables, net                                       11,005     139,313
Inventory                                                     9,932      58,818
Prepaid expenses and other                                   31,660      30,086
                                                          ---------   ---------
TOTAL CURRENT ASSETS                                      6,570,490     340,865
                                                          ---------   ---------
Property and equipment, net of accumulated depreciation       5,699      51,369
Loans receivable - related party                            142,251     142,251
Equity investment & notes receivable in Biorem              626,000     791,820
Holdings available for sale, at market                        1,058       2,011
Goodwill, net of accumulated amortization                        --   1,200,108
                                                          ---------   ---------
TOTAL ASSETS                                              7,345,498   2,528,424
                                                          =========   =========

See accompanying notes

CVF TECHNOLOGIES CORPORATION

                       CONSOLIDATED BALANCE SHEETS CONT'D

As at December 31                                   [Expressed in U.S. Currency]

                                                                    2005          2004
                                                                     $             $
                                                                -----------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Current portion of long-term debt                                    25,000            --
Loans past due or in default                                             --       239,139
Accounts payables and accrued liabilities                         2,260,153     3,228,089
Preferred and other non-voting stock of subsidiaries                     --       208,425
                                                                -----------   -----------
TOTAL CURRENT LIABILITIES                                         2,285,153     3,675,653
                                                                -----------   -----------
LONG-TERM LIABILITIES
Notes payable - other                                                    --        25,000
Deferred income taxes                                                87,424       241,892
Minority interest                                                   916,936            --
Pension obligation                                                  614,898       618,916
                                                                -----------   -----------
TOTAL LONG-TERM LIABILITIES                                       1,619,258       885,808
                                                                -----------   -----------
Redeemable Series A preferred stock, $0.001 par value,
   redeemable at $18.25 per share, authorized 500,000 shares,
   issued and outstanding shares 3,477 [2004; 3,477]                 63,455        63,455
                                                                -----------   -----------
                                                                  3,967,866     4,624,916
                                                                -----------   -----------
Commitments and contingencies
STOCKHOLDERS' EQUITY (DEFICIT)
Series C convertible preferred stock
   $0.001 par value, issued and outstanding 100,000 shares,
   Stated value $1,000,000 [2004; 100,000]                              100           100
Common stock, $0.001 par value, authorized 50,000,000 shares, outstanding 13,820,396 [2004; 13,761,225] and in
   treasury 481,700 [2004; 481,700]                                  14,302        14,243
Warrants                                                            111,094       111,094
Additional paid-in capital                                       30,620,178    30,632,237
Treasury stock                                                   (2,747,174)   (2,747,174)
Accumulated other comprehensive loss                               (220,190)     (409,594)
Accumulated deficit                                             (24,400,678)  (29,697,398)
                                                                -----------   -----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                              3,377,632    (2,096,492)
                                                                -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)              7,345,498     2,528,424
                                                                ===========   ===========

See accompanying notes

CVF TECHNOLOGIES CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended December 31                              [Expressed in U.S. Currency]

                                          2005         2004
                                            $            $
                                       ----------   ----------
SALES                                     456,947    7,957,675
Cost of sales                             154,412    4,222,455
                                       ----------   ----------
GROSS MARGIN                              302,535    3,735,220
                                       ----------   ----------
EXPENSES
Selling, general and administrative     2,286,816    4,840,615
Repriced stock options expense            (35,200)     121,247
Research and development                       --      359,233
                                       ----------   ----------
TOTAL EXPENSES                          2,251,616    5,321,095
                                       ----------   ----------
Loss from continuing operations
   before under noted items            (1,949,081)  (1,585,875)
                                       ----------   ----------
OTHER INCOME (EXPENSES)
Interest income (expense), net          1,272,217     (334,364)
(Loss) gain on sale of holdings                --       (2,067)
Other income (expense)                     11,113      (29,829)
Income from equity investees               90,044      178,885
Gain on sale of equity in subsidiary           --      742,568
Gain on sale of Biorem                  1,541,630      829,287
Income from sale of asset - Gemprint    6,361,304           --
Goodwill impairment write-off          (1,200,108)          --
Minority interest - Gemprint             (916,936)      79,251
Realized translation gain (loss)            8,629   (1,662,505)
                                       ----------   ----------
TOTAL OTHER INCOME (EXPENSES)           7,167,893     (198,774)
                                       ----------   ----------
Income (loss) from operations before
   income taxes                         5,218,812   (1,784,649)
Income taxes (recovery)                   (81,003)      78,637
                                       ----------   ----------
NET INCOME (LOSS)                       5,299,815   (1,863,286)
                                       ==========   ==========

See accompanying notes

CVF TECHNOLOGIES CORPORATION

                  CONSOLIDATED STATEMENTS OF OPERATIONS CONT'D

Year ended December 31                              [Expressed in U.S. Currency]

                                               2005         2004
                                                 $            $
                                            ----------   ----------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
   STOCKHOLDERS                              5,296,720   (1,866,382)
BASIC WEIGHTED AVERAGE NUMBER OF SHARES     13,818,289   12,521,856
DILUTED WEIGHTED AVERAGE NUMBER OF SHARES   14,565,420   12,521,856
BASIC EARNINGS (LOSS) PER SHARE                   0.38        (0.15)
DILUTED EARNINGS (LOSS) PER SHARE                 0.36        (0.15)

See accompanying notes

        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY CONT'D

Year ended December 31                              [Expressed in U.S. Currency]

                                                                   SERIES B               SERIES C
                                                COMMON STOCK     CONVERTIBLE            CONVERTIBLE  ADDITIONAL
                                             ------------------   PREFERRED              PREFERRED     PAID-IN
                                                         AMOUNT     STOCK     WARRANTS     STOCK       CAPITAL
                                               SHARES       $         $           $          $            $
                                             ----------  ------  -----------  --------  -----------  ----------
BALANCE - DECEMBER 31, 2003                  11,337,249  11,338      339       111,094        0      28,473,130
Net loss
Dividends on Series A preferred stock
Warrants issued to holder of Series C                                                                    19,140
Warrants issued to note holder                                                                            4,620
Unrealized loss on securities available
   for sale, net of reclassification
   adjustment
Shares issued in cancellation of Series B     1,000,000   1,000     (339)                   100         597,975
Shares issued in lieu of cash for services       74,362      74                                          19,426
Shares issued for cash                          606,061     606                                         199,394
Shares exercised in options                   1,225,253   1,225                                         515,022
Biorem options exercised                                                                                 39,672
Sale of Biorem common shares                                                                            642,611
Stock Option - change in market value                                                                   121,247
Translation adjustment
                                             ----------  ------     ----       -------      ---      ----------
BALANCE - DECEMBER 31, 2004                  14,242,925  14,243        0       111,094      100      30,632,237
                                             ==========  ======     ====       =======      ===      ==========

                                                                          ACCUMULATED
                                                                             OTHER         TOTAL
                                                ACCUMULATED   TREASURY   COMPREHENSIVE    EQUITY
                                                  DEFICIT       STOCK        INCOME      (DEFICIT)
                                                     $            $            $             $
                                               ------------  ----------  -------------  ------------
BALANCE - DECEMBER 31, 2003                     (27,831,016) (2,747,174)  (1,750,291)   (3,732,580)
Net loss                                         (1,863,286)                            (1,863,286)
Dividends on Series A preferred stock                (3,096)                                (3,096)
Warrants issued to holder of Series C                                                       19,140
Warrants issued to note holder                                                               4,620
Unrealized loss on securities available
   for sale, net of reclassification
   adjustment                                                                     32            32
Shares issued in cancellation of Series B                                                  598,736
Shares issued in lieu of cash for services                                                  19,500
Shares issued for cash                                                                     200,000
Shares exercised in options                                                                516,247
Biorem options exercised                                                                    39,672
Sale of Biorem common shares                                                               642,611
Stock Option - change in market value                                                      121,247
Translation adjustment                                                     1,340,665     1,340,665
                                                -----------  ----------   ----------    ----------
BALANCE - DECEMBER 31, 2004                     (29,697,398) (2,747,174)    (409,594)   (2,096,492)
                                                ===========  ==========   ==========    ==========

See accompanying notes

CVF TECHNOLOGIES CORPORATION

        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY CONT'D

Year ended December 31                              [Expressed in U.S. Currency]

                                                                   SERIES B               SERIES C
                                                COMMON STOCK     CONVERTIBLE            CONVERTIBLE  ADDITIONAL
                                             ------------------   PREFERRED              PREFERRED     PAID-IN
                                                         AMOUNT     STOCK     WARRANTS     STOCK       CAPITAL
                                               SHARES       $         $           $          $            $
                                             ----------  ------  -----------  --------  -----------  ----------
BALANCE - DECEMBER 31, 2004                  14,242,925  14,243       0        111,094      100      30,632,237
Net income
Dividends on Series A preferred stock
Unrealized loss on securities available
   for sale, net of reclassification
   adjustment
Shares exercised in options                      59,171      59                                          23,141
Stock Option - change in market value                                                                   (35,200)
Translation adjustment
                                             ----------  ------     ---        -------       ---     ----------
BALANCE - DECEMBER 31, 2005                  14,302,096  14,302       0        111,094       100     30,620,178
                                             ==========  ======     ===        =======       ===     ==========

                                                                        ACCUMULATED
                                                                           OTHER         TOTAL
                                              ACCUMULATED   TREASURY   COMPREHENSIVE    EQUITY
                                                DEFICIT       STOCK        INCOME      (DEFICIT)
                                                   $            $            $             $
                                             ------------  ----------  -------------  ------------
BALANCE - DECEMBER 31, 2004                  (29,697,398)  (2,747,174)   (409,594)     (2,096,492)
Net income                                     5,299,815                                5,299,815
Dividends on Series A preferred stock             (3,095)                                  (3,095)
Unrealized loss on securities available
   for sale, net of reclassification
   adjustment                                                                (306)           (306)
Shares exercised in options                                                                23,200
Stock Option - change in market value                                                     (35,200)
Translation adjustment                                                    189,710         189,710
                                             -----------   ----------    --------       ---------
BALANCE - DECEMBER 31, 2005                  (24,400,678)  (2,747,174)   (220,190)      3,377,632
                                             ===========   ==========    ========       =========

See accompanying notes

CVF TECHNOLOGIES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31                              [Expressed in U.S. Currency]

                                                                        2005        2004
                                                                         $            $
                                                                     ---------   ----------
OPERATING ACTIVITIES
Net income (loss) to cash used in operating activities               5,299,815   (1,863,286)
Adjustments to reconcile net loss from continuing operations
   Depreciation and amortization                                        13,305      292,767
   Gemprint goodwill impairment                                      1,200,108           --
   Realized translation loss                                                --    1,662,505
   Income from equity investees                                        (90,044)    (178,885)
   Minority interest in income                                         916,936           --
   Issuance of stock and exercise of options for services               23,200      535,747
   Compensation expense for variable accounting for options            (35,200)     121,247
   Deferred income tax expense                                        (154,468)          --
   Pension expense                                                      (4,018)      41,459
   Gain on sale of holdings - SRE                                           --     (742,568)
   Gain from exchange of debt for Biorem equity                             --     (284,500)
Changes in operating assets and liabilities
   Decrease (increase) in trade receivables                            128,308      (24,596)
   Decrease (increase) in inventory and other                           48,886       28,252
   Prepaid expenses                                                     (1,574)        (360)
   (Increase) decrease in income taxes receivable                           --     (126,674)
   Increase (decrease) in accounts payable and accrued liabilities    (967,936)    (475,508)
   Deferred income taxes payable                                      (154,468)    (126,674)
                                                                     ---------   ----------
CASH PROVIDED BY (APPLIED TO) OPERATING ACTIVITIES                   6,222,850   (1,141,074)
                                                                     ---------   ----------
INVESTING ACTIVITIES
Proceeds from sales of Biorem shares                                   273,159      452,947
Proceeds from sale of holdings                                              --        2,761
Biorem cash divested                                                        --     (132,653)
                                                                     ---------   ----------
CASH PROVIDED BY (APPLIED TO) INVESTING ACTIVITIES                     273,159      323,055
                                                                     ---------   ----------
FINANCING ACTIVITIES
Repayment of debt                                                      239,139           --
Borrowings of debt                                                          --       88,018
Sale of common stock                                                        --      200,000
Issuance of common stock, net of expenses - Biorem                          --      755,538
Exercise of options for cash                                            23,200        6,827
Purchase of treasury stock - Biorem                                         --      (73,255)
Gemprint preferred shares redeemed                                    (208,425)          --
                                                                     ---------   ----------
CASH PROVIDED BY FINANCING ACTIVITIES                                   53,914      977,128
                                                                     ---------   ----------
Effect of exchange rate changes on
   cash and cash equivalents                                          (144,678)    (271,996)
                                                                     ---------   ----------
CASH AND CASH EQUIVALENTS (APPLIED) DURING YEAR                      6,405,245     (112,887)
Cash and cash equivalents, beginning of year                           112,648      225,535
                                                                     ---------   ----------
CASH AND CASH EQUIVALENTS, END OF YEAR                               6,517,893      112,648
                                                                     ---------   ----------
Cash paid during the year for interest                                  76,565      170,321
                                                                     ---------   ----------
Cash paid during the year for income taxes                              75,992       26,276
                                                                     ---------   ----------

See accompanying notes

CVF TECHNOLOGIES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31                              [Expressed in U.S. Currency]

SCHEDULE OF SUPPLEMENTAL CASH FLOW INFORMATION

NON-CASH FINANCING ACTIVITIES:

                                                      2004
                                                        $
                                                   ----------
REDUCTION TO ASSETS AND LIABILITIES
   DUE TO DIVESTITURE OF SRE AND BIOREM HOLDINGS
   Trade receivables                               (2,347,263)
   Inventory                                         (498,938)
   Prepaid expenses                                   (45,944)
   Income tax receivables                            (550,830)
   Property plant and equipment - net                (159,600)
   Goodwill and intangibles - net                    (205,114)
   Accounts payable & accrued liabilities          (2,201,295)
   Deferred revenues                                 (307,476)
   Notes payable                                   (1,562,426)
   Notes receivable                                   791,820
   Minority interests                                 (79,220)
EXCHANGE OF DEBT FOR BIOREM EQUITY                    385,700
EXCHANGE OF SERIES B PREFERRED STOCK
   FOR SERIES C PREFERRED STOCK                       598,736

See accompanying notes

CVF TECHNOLOGIES CORPORATION

                    CONSOLIDATED STATEMENTS OF COMPREHENSIVE
                                  INCOME (LOSS)

Year ended December 31                              [Expressed in U.S. Currency]

                                                 2005        2004
                                                  $            $
                                              ---------   ----------
NET INCOME( LOSS)                             5,299,815   (1,863,286)
                                              ---------   ----------
OTHER COMPREHENSIVE INCOME (LOSS),
   NET OF TAX
Foreign currency translation adjustments
   [net of tax effect]                          189,710     (321,840)
                                              ---------   ----------
Unrealized holding (losses) gains:
Reclassification adjustments for previously
   recognized unrealized holding (gains)
   [net of taxes of ($204) and $22 for the
   years ended December 31, 2005 and 2004]         (306)          32
                                              ---------   ----------
                                                   (306)          32
                                              ---------   ----------
Total other comprehensive income (loss)         189,404     (321,808)
                                              ---------   ----------
COMPREHENSIVE INCOME (LOSS) DURING YEAR       5,489,219   (2,185,094)
                                              ---------   ----------

See accompanying notes

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2005 and 2004     [Expressed in U.S. Currency]

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

Ecoval Corporation ["Ecoval"], located in Williamsville, New York, was formed in December 2000. Ecoval's business involves the development, manufacture and marketing of environmentally friendly organic herbicides, insecticides and tree recovery systems, targeted primarily for the lawn and garden retail/consumer market and specialty agricultural markets. At December 31, 2005, the Company has an 85% [85% in 2004] ownership interest in Ecoval.

G.P. Royalty Distribution Corporation (formerly Gemprint Corporation) ["Gemprint"] is a Toronto, Canada, company in the business of providing products and services to the jewelry industry to enable diamonds and other precious gems to be uniquely identified non-invasively [fingerprinted], using a patented low power laser imaging system. The results are stored in a database for later verification and recovery of lost or stolen gems. Gemprint's Isi system has application with all segments of the diamond supply chain [i.e. cutter/polishers, grading laboratories, manufacturers, wholesalers, retailers and Internet traders].

During December 2005 Gemprint completed the sale of the business and substantially all of the assets of Gemprint for cash and a royalty agreement. The sale was completed pursuant to an asset purchase agreement which was entered into by Collectors Universe on November 30, 2005, with Gemprint and certain of its major shareholders. Under that agreement, Collectors Universe paid a purchase price consisting of $7.5 million in cash, at closing, and agreed to pay $1 for each diamond registered using the Gemprint process in excess of 100,000 registrations during any year in the next five years. The asset purchase agreement and the sale of Gemprint's business and assets to Collectors Universe pursuant to that agreement were approved by the Gemprint shareholders at a special shareholders meeting held on December 19, 2005.

As part of this transaction CVF received approximately $3.7 million (US) as repayment of its debt and accrued interest owed to CVF by Gemprint. In addition CVF also will receive 65% of all future distributions from the proceeds of this transaction after all the debt and obligations of Gemprint have been paid.

At December 31, 2005, the Company had a 65% [65% in 2004] ownership interest in Gemprint.

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2005 and 2004     [Expressed in U.S. Currency]

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

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2005 and 2004     [Expressed in U.S. Currency]

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONT'D

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

[D]  TRADE RECEIVABLES

     Trade receivables are presented net of allowance for doubtful accounts. The allowance was $77,582 at December 31, 2005 [$103,481 at December 31, 2004]. Bad debt expense was $8,105 during the year ended December 31, 2005 [$138,674 in 2004].

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

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2005 and 2004     [Expressed in U.S. Currency]

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONT'D

[F]  PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Depreciation is calculated using the straight-line and declining balance methods over the estimated useful lives of the assets as follows:

     Property    5-10 years
     Equipment   5-10 years

     Accumulated depreciation at December 31, 2005 was $155,990 [$296,223 at December 31, 2004]. Depreciation expense was $13,305 [$64,677 in 2004].

[G]  FINANCIAL INSTRUMENTS

     The fair values of cash and cash equivalents, restricted cash, trade receivables, income taxes receivable, bank indebtedness, trade payables and accrued liabilities, and preferred and other non-voting stock of subsidiaries approximate their carrying values due to the short-term maturity of these instruments. The fair value of the Company's pension obligation approximates the carrying value, as the debt bears interest at rates approximating current market rates.

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

     Financial instruments, which are denominated in currencies other than U.S. dollars, are subject to exchange rate risk. At December 31, the Company had the following Canadian dollar denominated financial instruments [converted to the U.S. dollar equivalents]:

                                                  2005      2004
                                                   $         $
                                                -------   -------
Cash and cash equivalents                        34,161    52,911
Trade receivables                                 4,717    87,661
Trade payables                                  522,930   611,526
Pension obligation                              614,898   618,916
Preferred and non voting stock of subsidiaries       --   208,425

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2005 and 2004     [Expressed in U.S. Currency]

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONT'D

[H]  GOODWILL

     Goodwill is recorded in connection with the acquisition of subsidiaries representing the difference between the fair value of identifiable net assets of the underlying equity interest purchased and the amount paid for the interest. Effective January 1, 2002, the Company applied the provisions of SFAS 142 with respect to goodwill and ceased amortization of the carrying value of goodwill. Prior to 2002 goodwill was amortized. At December 31, 2005 the Company determined its recorded goodwill in Gemprint ($1,200,108) was impaired as a result of the asset sale. Therefore this $1,200,108 was recorded as an impairment expense at December 31, 2005.

[I]  INTANGIBLE ASSETS

     Intangible assets with finite useful lives are amortized over their estimated useful lives. Intangible assets are reviewed for impairment when there are indications that the carrying value of an asset may not be recoverable over its estimated useful life. The Company's only intangible asset is acquired technology of Ecoval which is amortized over 5 years. As of December 31, 2005 and December 31, 2004 this intangible asset had been fully amortized.

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

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2005 and 2004     [Expressed in U.S. Currency]

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONT'D

[L]  INCOME (LOSS) PER SHARE

     Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the year. The net income (loss) attributable to common stockholders consists of net income (loss) increased by the dividends on the Company's Series A and B preferred stock. Diluted earnings per share would be calculated as the per share amount that would have resulted if dilutive potential stock had been converted to common stock, as prescribed by SFAS 128. The Company has not presented diluted per share amounts as the dilution for 2004 would reduce the loss per share.

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

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2005 and 2004     [Expressed in U.S. Currency]

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONT'D

[N]  STOCK-BASED COMPENSATION - CONT'D

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

If we applied the recognition provisions of SFAS 123 using the Black-Scholes option pricing model, the resulting pro-forma net income (loss) available to common shareholders, and pro-forma net income (loss) available to common shareholders per share would be as follows:

                                               For the year ended December 31,
                                               -------------------------------
                                                      2005         2004
                                                   ----------   -----------
Net income (loss) available to common
   shareholders, as reported                       $5,296,720   $(1,866,382)
Add: Stock-based compensation expense
   included in the reported net income,
   net of related tax effects                              --       701,286
Deduct: Stock-based compensation, net of tax               --       701,286
Net income (loss)available to common
   shareholders, pro-forma                         $5,296,720   $(1,866,382)
                                                   ==========   ===========
Basic earnings (loss) per share:
   As reported -                                   $      .38   $      (.15)
   Pro-forma -                                     $      .38   $      (.15)
Diluted earnings (loss) per share:
   As reported -                                   $      .36   $      (.15)
   Pro-forma                                       $      .36   $      (.15)

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2005 and 2004     [Expressed in U.S. Currency]

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONT'D

[N]  STOCK-BASED COMPENSATION - CONT'D

     The above stock-based employee compensation expense has been determined utilizing a fair value method, the Black-Scholes option-pricing model. No new stock options were issued in 2005 and no outstanding stock options became vested in 2005.

     The recorded compensation expense for repriced stock options granted to employees during the years ended December 31, 2005 and 2004 was $(35,200) and $121,247 respectively.

In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Blach-Scholes option pricing model with the following weighted average assumptions:

                           For Years Ended
                             December 31,
                          -----------------
                            2005      2004
                          -------   -------
Risk free interest rate    4.25%     3.50%
Expected life             2 years   2 years
Dividend rate              0.00%     0.00%
Expected volatility        81.8%     36.1%

[0]  INCOME TAXES

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

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2005 and 2004     [Expressed in U.S. Currency]

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONT'D

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

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2005 and 2004     [Expressed in U.S. Currency]

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONT'D

[R]  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS - CONT'D

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

     ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

     In March 2005, FASB Interpretation No.47 "FIN 47" was issued, which clarifies certain terminology as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations". In addition it clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Early adoption of FIN 47 is encouraged. Management believes the adoption of FIN 47 will have no impact on the financials of the Company, once adopted.

     FASB 154 - ACCOUNTING CHANGES AND ERROR CORRECTIONS

     In May 2005, the FASB issued FASB Statement No. 154, which replaces APB Opinion No.20 and FASB No. 3. This Statement provides guidance on the reporting of accounting changes and error corrections. It established, unless impracticable retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements to a newly adopted accounting principle. The Statement also provides

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2005 and 2004     [Expressed in U.S. Currency]

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONT'D

[R] IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS - CONT'D

     guidance when the retrospective application for reporting of a change in accounting principle is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. This Statement is effective for financial statements for fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

     FASB 155 - ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS

     In February 2006, the FASB issued FASB Statement No. 155, which is an amendment of FASB Statements No. 133 and 140. This Statement; a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of Statement 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

     FASB 156 - ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS

     In March 2006, the FASB issued FASB Statement No. 156, which amends FASB Statement No. 140. This Statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this Statement permits income statement

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2005 and 2004     [Expressed in U.S. Currency]

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONT'D

[R] IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS - CONT'D

     recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

3. INVENTORY

Inventory consists of the following:

                                  2005      2004
                                   $         $
                                -------   -------
Finished goods                   75,935   124,821
Less reserve for obsolescence   (66,003)  (66,003)
                                -------   -------
                                  9,932    58,818
                                =======   =======

4. HOLDINGS

The Company accounts for its holdings in the following companies using the equity method:

[a] Petrozyme Technologies, Inc. ["Petrozyme"], a Guelph, Canada, private company in the business of developing and marketing processes for the degradation of petroleum waste products.

[b] Biorem Technologies Inc. ["Biorem"], a Guelph, Canada, public company at December 31, 2005 (private company at December 31, 2004), which went public in January 2005, is an industrial biotech company engaged in the business of applying industrial microbiological technology to municipal and industrial environmental applications.

- In addition, the Company has other holdings available for sale, other notes and other holdings which are not individually significant.

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2005 and 2004     [Expressed in U.S. Currency]

4. HOLDINGS - CONT'D

Holdings consisted of the following at December 31, 2005:

                                                                                        HOLDINGS
                                                                          HOLDINGS   AVAILABLE FOR
                                                                          AT COST     FOR SALE AT
                                                            PERCENTAGE   OR EQUITY     FAIR VALUE
                                                             OWNERSHIP       $             $
                                                            ----------   ---------   -------------
Petrozyme
                   50   common shares                            50%           --           --
              250,000   Class C non-voting shares               100%           --           --
                        notes and advances [net of equity
                        in losses] [i]

Biorem
            2,795,500   effective common shares [iii]          27.2%      626,000           --

Other notes and holdings                                         --            --        1,058
                                                                          -------        -----
TOTAL                                                                     626,000        1,058
                                                                          =======        =====

Holdings consisted of the following at December 31, 2004:

                                                                                        HOLDINGS
                                                                          HOLDINGS   AVAILABLE FOR
                                                                          AT COST     FOR SALE AT
                                                            PERCENTAGE   OR EQUITY     FAIR VALUE
                                                             OWNERSHIP       $             $
                                                            ----------   ---------   -------------
Petrozyme
                   50   common shares                            50%           --           --
              250,000   Class C non-voting shares               100%           --           --
                        notes and advances [net of equity
                        in losses] [i]
SRE
            3,085,372   common shares [ii]                     37.5%           --           --

Biorem
            3,589,142   effective common shares [iii]          48.5%      791,820           --

Other notes and holdings                                          --           --        2,011
                                                                          -------        -----
TOTAL                                                                     791,820        2,011
                                                                          =======        =====

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2005 and 2004     [Expressed in U.S. Currency]

4. HOLDINGS - CONT'D

     [i] The notes and advances to Petrozyme bear interest at prime plus 2%, are unsecured, payable on demand, some are denominated in Canadian currency and others in U.S. currency. On December 21, 2005 the Company demanded repayment of these notes and notified Petrozyme that it intended to enforce its security. The carrying value of these assets has been reduced to zero by the Company's share of losses of Petrozyme.

     [ii] On March 23, 2004, the Company entered into a transaction with a shareholder of SRE to contribute all of its outstanding debt to the CVF to equity and forgive 37.5% of the CVF's ownership in SRE for this shareholder to invest additional monies into SRE. This transaction reduced CVF's ownership in SRE from 75% to 37.5%.

     On March 11, 2005, a secured creditor of SRE called a $550,000 Cdn secured demand note and appointed a receiver to administer the Company. The assets of SRE were estimated by the receiver at $902,000 Cdn while the total due creditors (secured and unsecured) was estimated at $1,600,000 Cdn. On March 31, 2005 a bankruptcy filing was filed in the office of the Superintendent of Bankruptcy Canada. CVF examined its various options as a result of the action by this creditor which included bidding on the assets claimed by the creditor. The first meeting of creditors of SRE was conducted on April 15, 2005. As a result of that meeting a bid was accepted by the trustee for SRE totaling $1.1 million Cdn from an unrelated third party, MCC Energy. It is highly unlikely that CVF will receive any money from this sale and since CVF's investment in SRE was already carried at zero value there is no financial implication to CVF as a result of this sale to an outside third party.

     [iii] During 2004, the Company entered into several transactions involving Biorem during the year to recapitalize Biorem and sell some of CVF's equity ownership of Biorem. The result was CVF's ownership in Biorem was reduced from 69% at December 31, 2003 to 48.5% at December 31, 2004, based on the conversion of certain outstanding indebtedness due to CVF in January 2005. In January 2005, based on the conversion of certain indebtedness due to CVF, CVF owned 3,540,000 shares of Biorem or 35% of the then outstanding common stock. As of March 24, 2006, the date of the auditors report, the Biorem shares were trading at $2.60 Cdn on the Ontario stock exchange. The public company shares were put into escrow with 25% of the escrowed shares being released in January 2005 and a further 25% every six months thereafter. During 2005, 793,642 common shares of Biorem were sold producing a gain of $1,541,630 on those sales.

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2005 and 2004     [Expressed in U.S. Currency]

4. HOLDINGS - CONT'D

The following table gives certain combined summarized unaudited financial information related to the Company's equity holdings (excluding SRE and Biorem which is stated separately):

                                            2005         2004
INCOME STATEMENT DATA (UNAUDITED)             $            $
---------------------------------        ----------   ----------
Net sales                                   190,126      181,022
Gross profit (loss) on sales                 63,426       53,702
Net (loss)                                 (163,417)    (154,911)
                                         ----------   ----------
CVF'S SHARE OF NET (LOSS)                   (81,709)     (77,456)
                                         ==========   ==========
BALANCE SHEET DATA
Current assets                               31,661       32,056
TOTAL ASSETS                                 31,661       32,056
                                         ==========   ==========
Current liabilities                          57,800       67,312
Non-current liabilities                   2,915,755    2,652,394
(Deficit)                                (2,941,894)  (2,687,650)
                                         ----------   ----------
TOTAL LIABILITIES AND EQUITY                 31,661       32,056
                                         ==========   ==========
CVF'S SHARE OF (ACCUMULATED DEFICIT)     (1,470,947)  (1,343,825)
                                         ==========   ==========
CVF'S SHARE OF NON-CURRENT LIABILITIES    2,915,755    2,652,394
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

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2005 and 2004     [Expressed in U.S. Currency]

4. HOLDINGS - CONT'D

The summarized unaudited financial data of SRE and Biorem for the year ended December 31, 2005 and 2004 is as follows:

  YEAR ENDED DECEMBER 31, 2005                  BIOREM       SRE
INCOME STATEMENT DATA (UNAUDITED)                  $          $
---------------------------------             ----------   -------
Net sales                                      8,848,817   590,453
Gross profit (loss) on sales                   3,918,000   191,473
Net income (loss)                                284,050   (91,723)
                                              ----------   -------
CVF'S SHARE OF NET INCOME (LOSS)                  90,044   (33,937)
                                              ==========   =======
BALANCE SHEET DATA
Current assets                                 5,699,943        --
                                              ----------   -------
TOTAL ASSETS                                  10,291,284        --
                                              ==========   =======
Current liabilities                            2,867,558        --
Equity (Deficit in assets)                     7,423,726        --
                                              ----------   -------
TOTAL LIABILITIES AND EQUITY                  10,291,284
                                              ==========   =======
CVF'S SHARE OF EQUITY (ACCUMULATED DEFICIT)    2,353,321        --
                                              ==========   =======

Included in the SRE results above are only the months of January 2005 and February 2005 as SRE filed bankruptcy on March 31, 2005 and the results for the month of March 2005 are not available.

  Year ended December 31, 2004                  Biorem       SRE
Income Statement Data (Unaudited)                 $           $
---------------------------------             ---------   ---------
Net sales                                     7,665,754   2,553,085
Gross profit (loss) on sales                  4,036,054     909,264
Net income (loss)                               319,559    (803,141)
                                              ---------   ---------
CVF's share of net income (loss)                154,986    (301,178)
                                              =========   =========
Balance Sheet Data
Current assets                                4,769,445     812,868
                                              ---------   ---------
Total assets                                  4,769,445     812,868
                                              =========   =========
Current liabilities                           2,356,875   1,515,754
Non-current liabilities                       1,994,985          --
Equity (Deficit in assets)                      939,744    (629,377)
                                              ---------   ---------
Total liabilities and equity                  5,291,604     886,377
                                              =========   =========
CVF's share of equity (accumulated deficit)     455,776    (236,016)
                                              =========   =========
CVF's share of non-current liabilities        1,161,285          --

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2005 and 2004     [Expressed in U.S. Currency]

4. HOLDINGS - CONT'D

     The Biorem entity had debt and equity securities and options outstanding, which are convertible into common stock of the respective investee company. Such conversions, was noted in note 4 above. There was no convertible debt or equity held by CVF which are convertible into common stock of the respective investee company. The separate calendar 2005 and 2004 audited financials of Biorem public entity are available for public viewing with the System for Electronic Document Analysis and Retrieval, "SEDAR", at www.sedar.com. The 2004 two reconciling items between such financials presented on a Canadian GAAP basis verses US GAAP basis are that such financials will need to be converted to US dollars as they are presented in Canadian dollars, and the repricing of certain stock options by Biorem was not recorded as an expense of approximately $420,000 on the Biorem financials filed with SEDAR. Details on the repriced Biorem stock options are discussed in Note 13(b).

     During December 2005 Gemprint completed the sale of the business and substantially all of the assets of Gemprint for cash and a royalty agreement. The sale was completed pursuant to an asset purchase agreement which was entered into by Collectors Universe on November 30, 2005, with Gemprint and certain of its major shareholders. Under that agreement, Collectors Universe paid a purchase price consisting of $7.5 million in cash, at closing, and agreed to pay $1 for each diamond registered using the Gemprint process in excess of 100,000 registrations during any year in the next five years. The asset purchase agreement and the sale of Gemprint's business and assets to Collectors Universe pursuant to that agreement were approved by the Gemprint shareholders at a special shareholders meeting held on December 19, 2005.

     As part of this transaction, income from the sale of the Gemprint asset was recorded totaling $6,361,304. Also CVF received the accrued interest from the promissory notes from Gemprint totaling $1,423,863. This was comprised of the sale price of $7,500,000 plus the basis of various assets and liabilities that were assumed by the purchaser as a part of this sale.

     Aside from the cash disbursed to pay promissory notes together with accrued interest and redemption of the preferred shares the remaining cash balance of $2,723,602 are in trust accounts. Of that amount $425,000 is held in escrow per the asset purchase agreement and will be released one half on December 23, 2006 and the other half on December 23, 2007 assuming there are no claims arising from the representations and warranties made by Gemprint. The other part of the cash held in escrow, $2,298,602 is being held until an independent audit of Gemprint is completed at which time the Gemprint common shareholders will have the opportunity to vote as to how and when the cash will be distributed.

     As part of this transaction CVF received approximately $3.7 million (US) as repayment of its debt and accrued interest owed to CVF by Gemprint. In addition CVF also will receive 65%

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2005 and 2004     [Expressed in U.S. Currency]

4. HOLDINGS - CONT'D

     of all future distributions from the proceeds of this transaction after all the debt and obligations of Gemprint have been paid.

     Also at December 31, 2005 an impairment of goodwill expense totaling $1,200,108 was taken as the intangible (goodwill) related to the assets sold in this transaction.

5. TECHNOLOGY AND GOODWILL

[a]  The details of purchased technology are as follows:

                              2005         2004
                                $            $
                           ----------   ----------
Cost                        1,210,132    1,210,132
Accumulated amortization   (1,210,132)  (1,210,132)
                           ----------   ----------
                                   --           --
                           ==========   ==========

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

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2005 and 2004     [Expressed in U.S. Currency]

5. TECHNOLOGY AND GOODWILL - CONT'D

[b]  The goodwill of subsidiaries consists of:

                         ACCUMULATED    NET BOOK
              COST     AMORTIZATION *     VALUE
  2005          $            $              $
  ----     ---------   --------------   --------

Gemprint   2,444,366      2,444,366         --
           ---------   --------------      ---
           2,444,366      2,444,366         --
           ---------   --------------      ---

                        ACCUMULATED    NET BOOK
              COST     AMORTIZATION     VALUE
  2004          $            $            $
  ----     ---------   ------------   ---------
Gemprint   2,444,366     1,244,258    1,200,108
           ---------   ------------   ---------
           2,444,366     1,244,258    1,200,108
           ---------   ------------   ---------

     The Company adopted the provisions of SFAS No. 142 effective January 1, 2002, at which time the amortization of the Company's existing goodwill ceased. The goodwill of Gemprint is sustained by using discounted cash flows derived from its high gross profit margin of the recurring Gemprint fee base.

- At December 31, 2005 an impairment of goodwill expense totaling $1,200,108 was taken as the intangible was sold in December 2005.

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2005 and 2004     [Expressed in U.S. Currency]

6. LONG-TERM DEBT

Long-term debt comprises the following:

                                                           2005 $    2004 $
                                                          -------   --------
Convertible debenture issued by Gemprint, for Cdn. $nil
   [2004- $286,841], bearing interest at 5% per annum.
   The loan has matured and is past due.                       --    239,139
Loan from an unrelated party to CVF of $25,000
   [2003 - $nil]. Loan terms as outlined below.            25,000     25,000
                                                          -------   --------
Total long-term debt                                       25,000    264,139
Less: current portion of long-term debt                   (25,000)        --
   loans past due or in default                                --   (239,139)
                                                          -------   --------
LONG-TERM DEBT EXCLUDING CURRENT PORTION AND LOANS PAST
   DUE OR IN DEFAULT                                           --     25,000
                                                          =======   ========

Loan from an unrelated party - this amount is due in February 2006. The holder also received 25,000 warrants to purchase CVF common stock at $0.41 per share as compensation for services. The note bears interest at 10% per annum and is payable on a quarterly basis.

7. PENSION OBLIGATION

In recognition of past service contributions by a retired executive officer, the Company has agreed to provide a Cdn. $6,000 [U.S. $5,159 at current exchange rates] monthly pension benefit for life. The accrued pension obligation represents the actuarial value of this benefit. This obligation is adjusted annually based on payments made and changes in actuarial assumptions.

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2005 and 2004     [Expressed in U.S. Currency]

8. INCOME TAXES

Details of the income tax (recovery) related to income from continuing operations are as follows:

                                                                2005 $      2004 $
                                                              ---------   ----------
Current:
   U.S
      Income taxes on interest income from subsidiary            71,552       24,637
      Capital gains taxes due on sale of subsidiary equity           --      281,958
                                                              ---------   ----------
   Foreign
      Taxes (net of recovery) on operations of subsidiaries          --       54,000
                                                              ---------   ----------
Total current taxes                                              71,552      360,595
                                                              ---------   ----------
Deferred:
   U.S.                                                        (152,555)    (281,958)
   Foreign                                                           --           --
Total deferred taxes                                           (152,555)    (281,958)
                                                              ---------   ----------
INCOME TAX (RECOVERY)                                           (81,003)      78,637
                                                              =========   ==========
Income (loss) before (recovery of) income taxes:
   U.S.                                                       1,346,892   (2,041,337)
   Foreign                                                    3,871,920      177,437
                                                              ---------   ----------
INCOME (LOSS) BEFORE (RECOVERY OF) INCOME TAXES               5,218,812   (1,863,900)
                                                              =========   ==========

No income tax provisions or recoveries are allocable to operations of discontinued business, or extraordinary items.

The recovery of income taxes differs from the amount computed by applying the statutory income tax rate to net loss before recovery of income taxes as follows:

                                                                     2005 %   2004 %
                                                                     ------   ------
U.S. statutory income tax rate                                       (35.0)   (35.0)
                                                                     -----    -----
(Decrease) increase in income tax resulting from:
   Non-deductible equity compensation                                   .6      2.3
   Loss in subsidiaries not recognized for tax purposes                 --      4.5
   Recognized tax benefit of subsidiary foreign loss carryforwards    29.5       --
   Foreign translation loss not recognized                              --     31.2
   Other                                                               3.3      1.2
                                                                     -----    -----
EFFECTIVE INCOME TAX RATE                                             (1.6)     4.2
                                                                     =====    =====

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2005 and 2004     [Expressed in U.S. Currency]

8. INCOME TAXES - CONT'D

The components of the temporary differences which created the deferred tax (recovery) provision are as follows:

                                                        2005 $      2004 $
                                                      ----------   --------
Change in:
   Operating Tax loss carryforward, CVF Corporation      294,763    229,858
   Operating tax loss carryforward, subsidiaries       1,901,370   (940,361)
   Capital tax loss carryforward, CVF Corporation       (861,674)  (281,958)
   Difference in basis in subsidiary                  (1,168,372)        --
   Pension obligation                                      1,394     14,096
   Lack of tax basis for technology                           --    (77,520)
   Other                                                (152,555)  (115,355)
   Change in valuation allowance                        (167,481)   889,282
                                                      ----------   --------
                                                        (152,555)  (281,958)
                                                      ==========   ========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                                    2005 $        2004 $
                                                                  ----------   -----------
Deferred tax assets:
U.S.
   Operating tax loss carryforward                                   855,587     1,150,350
   Capital loss carry-forward                                      1,337,132       475,458
   Difference in basis in subsidiary                               1,168,372            --
   Related to pension obligation                                     209,037       210,431
   Less: Valuation allowance                                      (3,570,128)   (1,836,239)
                                                                  ----------    ----------
                                                                          --            --
                                                                  ----------    ----------
Deferred tax liabilities:
U.S.
   Investment & notes in investees                                    87,424       241,892
                                                                  ----------    ----------
                                                                      87,424       241,892
                                                                  ----------    ----------
NET DEFERRED TAX (LIABILITY)                                         (87,424)     (241,892)
                                                                  ----------    ----------
Deferred tax assets:
Foreign
   Income tax losses available for carryforward in subsidiaries      126,591     2,027,961
                                                                  ----------    ----------
   Less: Valuation allowance                                        (126,591)   (2,027,961)
NET DEFERRED TAX ASSET - FOREIGN                                                        --
                                                                  ==========    ==========

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2005 and 2004     [Expressed in U.S. Currency]

8. INCOME TAXES - CONT'D

     At December 31, 2005, the Company has losses available for carryforward in certain of its Canadian subsidiaries of approximately $492,830 [$5,794,200 in 2004] available to reduce future years' income for tax purposes in these subsidiaries. These losses expire between the years 2008 through 2011.

     At December 31, 2005, the Company has U.S. net operating losses available for carryforward of approximately $2,312,000 available to reduce future years' income for tax purposes, which expire in the years 2022 through 2024. In addition there are capital loss carryforwards of approximately $1,337,000 with no expiration.

9. STOCKHOLDERS' EQUITY

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

     In December 2005 the Company's Board of Directors approved a $500,000 stock buyback program. The program allows the Company to make up to $500,000 of stock repurchases. As of March 10, 2006 the Company has purchased 147,800 shares under this repurchase agreement.

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2005 and 2004     [Expressed in U.S. Currency]

9. STOCKHOLDERS' EQUITY - CONT'D

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

     SERIES B & C CONVERTIBLE PREFERRED STOCK

     In February 2004 the Company's outstanding Series B Convertible Preferred Stock was restructured in a transaction agreed to with the holder of this stock. The holder exchanged its Series B Convertible Preferred Stock with a stated value of $3,385,000 and accrued dividends of approximately $673,600 for 1,000,000 shares of the Company's common stock and a new Series C 6% Convertible Preferred Stock with a stated value of $1,000,000, convertible into common stock at $1 per share. The Series C Preferred will be subject to mandatory redemption on February 27, 2006; however, the Company's obligation to redeem will be limited to cash available to it at that time in excess of one year's prospective working capital. The Company also issued to the former Series B holder a three-year warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $0.35 per share. See Subsequent Event footnote # 18 which describes the redemption that took place of the Series C on February 27, 2006.

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2005 and 2004     [Expressed in U.S. Currency]

9. STOCKHOLDERS' EQUITY CONT'D

[C]  WARRANTS

     There are 402,131 Warrants outstanding at December 31, 2005 [1,132,784 at December 31, 2004].

     There were 125,000 warrants issued during 2004. See notes 7 and 10(b). Compensation expense was recorded in 2004 for the 25,000 warrants issued to the debt holder for services rendered valued at $4,620.

[D]  COMPREHENSIVE INCOME (LOSS)

     SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income.

     Disclosure of accumulated balances related to each component of other comprehensive income (loss) is as follows:

                                            UNREALIZED                      ACCUMULATED
                                          GAINS (LOSSES)     FOREIGN          OTHER
                                           ON SECURITIES     CURRENCY     COMPREHENSIVE
                                           [NET OF TAX]    TRANSLATION   INCOME (LOSSES)
                                                 $              $               $
                                          --------------   -----------   ---------------
BALANCE - DECEMBER 31, 2003                   4,509        (1,754,800)     (1,750,291)
Current year other comprehensive (loss)          32         1,340,665       1,340,697)
                                              -----        ----------      ----------
BALANCE - DECEMBER 31, 2004                   4,541          (414,135)       (409,594)
Current year other comprehensive (loss)        (306)          189,710         189,404
                                              -----        ----------      ----------
BALANCE - DECEMBER 31, 2005                   4,235          (224,425)       (220,190)
                                              -----        ----------      ----------

The details of unrealized holding gains and losses included in comprehensive income net of reclassification adjustments are as follows:

       GAINS   (LOSSES)   TAXES    NET
         $         $        $       $
       -----   --------   -----   -----
2004     54       --       (22)     32
2005   (510)      --       204    (306)

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2005 and 2004     [Expressed in U.S. Currency]

10. INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income
(loss) per share:

                                                                   2005         2004
                                                                     $            $
                                                                ----------   ----------
Numerator:
   Net income (loss)                                             5,299,815   (1,863,286)
   Dividends on Series A preferred stock                            (3,095)      (3,096)
                                                                ----------   ----------
   Numerator for basic and diluted earnings (loss) per share
      (loss) attributable to common stockholders                 5,296,720   (1,866,382)
                                                                ----------   ----------
Denominator:
   Denominator for basic earnings or loss per share -
      weighted average shares outstanding                       13,818,289   12,521,856
                                                                ----------   ----------
   Effect of dilutive securities                                   345,000           --
   Warrants                                                        402,131           --

Dilutive potential common shares denominator for diluted
   earnings per share adjusted weighted-average shares and
   assumed conversion                                           14,565,420   12,521,856
                                                                ----------   ----------
Basic earnings (loss) per share                                       0.38        (0.15)
Diluted earnings (loss) per share                                     0.36        (0.15)
                                                                ----------   ----------

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2005 and 2004     [Expressed in U.S. Currency]

11. BUSINESS AQUISITION AND SUPPLEMENTARY SUBSIDIARY INFORMATION

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

     In addition to Class A voting shares [common], Gemprint has issued Class B and C voting shares which have cumulative dividend rates of 10%, are retractable by the holder at face value plus dividends in arrears, and are convertible to Class A common shares on a one-to-one basis. The Class B shares held by third parties have been classified as a liability at December 31, 2004 Cdn. $250,000, U.S. $208,425 [at December 31, 2003 Cdn.
     $250,000, U.S. $192,850]. The remaining Class B and all of the Class C shares are held by CVF. The timing of these retractions are restricted to specific time periods and Gemprint has received a notice to retract Cdn. $250,000 by a third-party investor. Cumulative dividends payable to third-party investees of $634,446 [$529,180 in 2003] have been accrued in these consolidated statements and included in trade payables and accrued liabilities. These preferred shares were redeemed by Gemprint in December 2005.

[B]  PREFERRED AND NON-VOTING STOCK OF SUBSIDIARIES

     Preferred and other non-voting stock of subsidiaries includes the following:

                                         2005      2004
                                          $         $
                                       -------   -------
Gemprint Class B and C voting shares        --   208,425
                                       -------   -------
                                            --   208,425
                                       =======   =======

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2005 and 2004     [Expressed in U.S. Currency]

12. STOCK BASED COMPENSATION

During 2005, the Company granted nil [nil in 2004] stock options to certain officers, employees and directors. The exercise price of all options issued was equal to the market value of the underlying stock on the date on which options were granted.

During 2002, the Compensation Committee of the Board of Directors approved an adjustment to the exercise price for all options held by employees, including executive officers, as well as certain consultants. The revised exercise price was established by reference to the closing bid price of the Company's common stock on April 16, 2002, which was $0.16. Options to purchase approximately 1,415,500 shares of common stock were repriced. The repriced options are all fully vested. These options are subject to variable plan accounting using the intrinsic value method. As the Company's stock as at December 31, 2005 was $0.32 ($0.48 at December 31, 2004), and 75,000 shares (1,260,000 shares in 2004) of the repriced options as well as 30,000 (200,000 shares in 2004) of the options granted in 2003 were exercised during 2005 a reduction of compensation expense of $35,200 ($211,474 additional compensation expense in 2004) was recorded.

The following is a summary of stock option activity:

                                             WEIGHTED
                                              AVERAGE
                                             EXERCISE
                                               PRICE
                                  SHARES         $
                                ----------   --------
Outstanding December 31, 2003    1,910,000     0.20
                                ----------    -----
   Granted during the year              --       --
   Expired during the year              --       --
   Exercised during the year    (1,460,000)   (0.18)
                                ----------    -----
Outstanding December 31, 2004      450,000     0.25
                                ----------    -----
   Granted during the year              --       --
   Expired during the year              --       --
   Exercised during the year      (105,000)   (0.20)
                                ----------    -----
OUTSTANDING DECEMBER 31, 2005      345,000     0.27
                                ----------    -----

There were no stock options issued in 2005 by the Company.

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2005 and 2004     [Expressed in U.S. Currency]

12. STOCK BASED COMPENSATION - CONT'D

The following table summarizes information about options outstanding and exercisable at December 31, 2005:

                                          Outstanding and Exercisable
                            ------------------------------------------------------
                                             Weighted-     Weighted-
                                             average        Average
                               Number     remaining life    Exercise      Number
                            Outstanding      in years        Price     Exercisable
                            -----------   --------------   ---------   -----------
Range of exercise prices:
$0.16                          70,000          1.29          $0.16        70,000
$0.30                         275,000          4.67           0.30       275,000
                              -------                                    -------
                              345,000                                    345,000
                              =======                                    =======

13. SEGMENTED INFORMATION

The Company has three (five in 2004) reportable segments: precious gem identification, natural fertilizer, and general corporate. The gem identification segment consists of one company that has developed identification and database systems, and markets its products and services to the companies in the precious gem business, including producers, cutters, distributors and retailers. The natural fertilizer segment consists of one company that develops, manufactures and markets natural fertilizers, insecticides and herbicides. The Company's general corporate segment provides funding and management overview services to the holdings. This segment's results also include interest income and expense, and gains and losses on sales of its various holdings.

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

CVF TECHNOLOGIES CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31                              [Expressed in U.S. Currency]

13. SEGMENTED INFORMATION - CONT'D

                                                          IDENTIFICATION     NATURAL       CORPORATE
                                                              SYSTEMS      FERTILIZER   ADMINISTRATION      TOTAL
2005                                                             $              $              $              $
----                                                      --------------   ----------   --------------   ----------
SALES                                                          411,971        44,976              --        456,947
                                                            ----------      --------      ----------     ----------
Income (loss) from operations before depreciation
   and research and development                               (327,264)      (85,027)     (1,523,485)    (1,935,776)
Depreciation                                                    11,348            --           1,957         13,305
Research and development                                            --            --              --             --
                                                            ----------      --------      ----------     ----------
(Loss) from operations before other income (expenses)         (338,612)      (85,027)     (1,525,442)    (1,949,081)
Interest income                                                  2,846            --       1,309,050      1,311,896
Interest (expense)                                             (44,937)         (274)          5,532        (39,679)
Other income (expense)                                              --        12,411          (1,298)        11,113
Income from equity investees                                        --            --          90,044         90,044
Gain on sale of holdings                                            --            --       1,541,630      1,541,630
Income from sale of asset - Gemprint                         6,361,304            --              --      6,361,304
Goodwill impairment                                         (1,200,108)           --              --     (1,200,108)
Minority interest                                             (916,936)           --              --       (916,936)
Realized translation loss                                         (248)       27,893         (19,016)         8,629
                                                            ----------      --------      ----------     ----------
Segment income (loss) before (recovery) of income taxes      3,863,309       (44,997)      1,400,500      5,218,812
                                                            ----------      --------      ----------     ----------
(Recovery) of income taxes                                          --      (152,555)         71,552        (81,003)
                                                            ----------      --------      ----------     ----------
Net income                                                   3,863,309       107,558       1,328,948      5,299,815
                                                            ----------      --------      ----------     ----------
Depreciation and amortization                                   11,348            --           1,957         13,305
Capital expenditures                                          (197,996)           --           5,890       (192,106)
Segment assets                                                      --            --           5,699          5,699
Segment goodwill (included in segment assets)                       --            --              --             --
Segment technology (included in segment assets)                     --            --              --             --

Year ended December 31

CVF TECHNOLOGIES CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                                  MACHINE  IDENTIFICATION    NATURAL     CORPORATE
                                                 BIOREMEDIATION  CONTROLS      SYSTEMS     FERTILIZER  ADMINISTRATION     TOTAL
2004                                                    $            $            $             $             $             $
----                                             --------------  --------  --------------  ----------  --------------  ----------
SALES                                              6,691,686      411,357      622,729       231,903             --     7,957,675
                                                   ---------     --------    ---------      --------     ----------    ----------
Income (loss) from operations before
   depreciation and research and development         833,472     (114,615)    (163,008)     (208,170)    (1,509,644)   (1,161,965)
Depreciation                                          43,500        6,403       11,888         1,340          1,546        64,677
Research and development                             269,695       89,538           --            --             --       359,233
                                                   ---------     --------    ---------      --------     ----------    ----------
Income (loss) from operations before other
   income (expenses)                                 520,277     (210,556)    (174,896)     (209,510)    (1,511,190)   (1,585,875)
Interest income                                           --           --          282            --         89,760        90,042
Interest (expense)                                  (253,377)      (8,174)     (88,495)         (883)       (73,477)     (424,406)
Other income (expense)                              (148,061)     (15,539)      30,134        74,781         28,856       (29,829)
Income from equity investees                              --           --           --            --        178,885       178,885
Gain on sale of holdings                                  --           --           --            --      1,569,788     1,569,788
Realized translation loss                                 --           --           --            --     (1,662,505)   (1,662,505)
                                                   ---------     --------    ---------      --------     ----------    ----------
Segment income (loss) before (recovery) of
   income taxes                                      118,839     (234,269)    (232,975)     (135,612)    (1,379,883)   (1,863,900)
                                                   ---------     --------    ---------      --------     ----------    ----------
(Recovery) of income taxes                           198,929           --           --      (144,929)        24,637        78,637
                                                   ---------     --------    ---------      --------     ----------    ----------
Net income (loss)                                    (80,090)    (234,269)    (232,975)        9,317     (1,404,520)   (1,942,537)
Minority interest                                         --           --       79,251            --             --        79,251
                                                   ---------     --------    ---------      --------     ----------    ----------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS         (80,090)    (234,269)    (153,724)        9,317     (1,404,520)   (1,863,286)
                                                   =========     ========    =========      ========     ==========    ==========
Depreciation and amortization                         43,500        6,403       11,888       229,429          1,546       292,766
Capital expenditures                                (253,059)    (325,554)      (1,387)           --         (2,892)     (582,892)
Segment assets                                            --           --    1,249,687            --          1,790     1,251,477
Segment goodwill (included in segment assets)             --           --           --            --             --            --
Segment technology (included in segment assets)           --           --           --            --             --            --

CVF TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ending December 31, 2005 and 2004      [Expressed in U.S. Currency]

14. COMMITMENTS

The Company leases office equipment and property under operating leases expiring in various years through 2008.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2005 for each of the next four years and in aggregate are:

YEAR ENDED DECEMBER 31                    $
----------------------                 ------
2006                                   32,357
2007                                   16,560
2008                                   17,112
2009                                       --
Beyond                                     --
                                       ------
TOTAL MINIMUM FUTURE RENTAL PAYMENTS   66,029
                                       ======

Rental expense for the year was $81,072 [$142,073 for 2004].

15. CONTINGENCIES

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

CVF TECHNOLOGIES CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the year ending December 31, 2005 and 2004      [Expressed in U.S. Currency]

16. LOANS RECEIVABLE

Loans receivable pertain to loans advanced to certain Company officers. The loans are denominated in Canadian dollars, and bear an effective interest rate of 6%. These loans have no repayment terms.

17. RELATED PARTY TRANSACTIONS

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

18. SUBSEQUENT EVENTS - (UNAUDITED)

On February 27, 2006 the Company redeemed in cash all of its outstanding Series C 6% Convertible Preferred Stock, which was held by The Shaar Fund Ltd., in accordance with its terms. The redemption price was $1.0 million (US), plus accrued and unpaid interest of $121,666 through the redemption date, February 27, 2006. CVF issued its Series C Preferred Stock together with common shares and warrants in February 2004 in exchange for its then outstanding Series B 6% Convertible Preferred Stock.

As announced on December 30, 2005 the Company's Board of Directors has approved a $500,000 stock buyback program. The program allows the Company to make up to $500,000 of stock repurchases. As of March 10, 2006 the Company has purchased 147,800 shares under this repurchase agreement.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previously reported.

ITEM 8A CONTROLS AND PROCEDURES

     (a) The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Office and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e), promulgated under the Securities Exchange Act. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of the period covered by this report.

     (b) There have been no changes in the Company's internal control over financial reporting in the last fiscal quarter that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 8B OTHER INFORMATION

     On April 6, 2006, the Board of Directors of CVF approved a management incentive program under which awards of cash, stock options and shares of stock may be made to the company's officers, employees and service providers. The program provides that awards will be made at the discretion of the Board based on the following criteria: (1) a portfolio company completes a going public transaction; (2) a portfolio company achieves its annual business objectives;
(3) the sale of or merger of a portfolio company which increases the asset value of CVF; and (4) a significant contribution is made to increasing shareholder value.

     Pursuant to the program, the Board approved the following cash bonuses for 2005 services: Jeffrey Dreben, $124,000 (US), Robert Nally, $100,000(US), and Robert L. Miller $20,000(US) and the following awards of restricted stock under the newly adopted 2006 plan: Jeffrey Dreben 750,000 shares, Robert Nally 750,000 shares, Robert L. Miller 100,000 shares and Robert Glazier 50,000 shares. All awards of restricted stock will vest equally over three years subject to acceleration on a change of control of the company.

     On April 6, 2006, the Board of Directors of CVF amended that certain Service Agreement between CVF and D and N Consulting Corporation, a corporation wholly-owned by Robert Nally and Jeffrey Dreben. The amendment provides that the Service Agreement will terminate on February 10, 2011, subject to automatic renewal for successive one-year terms thereafter upon six months prior written notice by either party to the other.

PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a)  Directors and Executive Officers

The directors and executive officers of CVF are as follows:

NAME                AGE   POSITION
----                ---   --------
Jeffrey I. Dreben    60   Director; Chairman, Chief Executive
                          Officer; and President
Robert B. Nally      58   Director; Chief Operating Officer, Chief
                          Technology Officer, Secretary; and Treasurer
Robert L. Miller     54   Chief Financial Officer
Robert H. Glazier    57   Director

Jeffrey I. Dreben has been President, Chief Executive Officer and Director of the Company since September 1995. From 1989 until September 1995, Mr. Dreben was Vice President and Treasurer of Canadian Venture Founders Management Limited ("CVF Management") and was its original founder. Mr. Dreben has been working in the investment industry since 1979, beginning his career with Merrill Lynch and subsequently founding his own investment advisory firm. Mr. Dreben has been working in the venture capital industry in the United States and Canada since 1985. Mr. Dreben received an Honors Bachelor of Arts degree from Loyola College of the University of Montreal.

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

Section 16(a) Beneficial Ownership Reporting Compliance

During the fiscal year 2005 none of the officers and directors of CVF were late in filing a report under section 16(a) of the Exchange Act.

ITEM 10 EXECUTIVE COMPENSATION

The following is a summary of the remuneration paid to the chief executive officer and all other executive officers and others whose total annual salary and bonus exceeds $100,000 for the period ended December 31, 2005 (the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

                                                                            Long Term Compensation
                                             Annual Compensation               Awards  Payouts
                                           -----------------------   -----------------------------------
                                                                     Restricted    Securities
Name and             Year                             Other Annual      Stock      Underlying      LTIP      All Other
Principal            Ended    Salary         Bonus    Compensation    Award(s)    Options/SARs   Payouts   Compensation
Position            Dec 31       $             $            $             $            (#)          $            $
---------           ------   --------      --------   ------------   ----------   ------------   -------   ------------
Jeffrey I. Dreben    2005    $136,000      $149,000        $0            $0               --        $0          $0
   CEO and           2004    $136,000      $      0        $0            $0               --        $0          $0
   President         2003    $136,000      $      0        $0            $0          100,000        $0          $0
Robert B. Nally      2005    $174,996 (1)  $120,650        $0            $0               --        $0          $0
   COO, CTO,         2004    $163,492 (2)  $      0        $0            $0               --        $0          $0
   Secretary and     2003    $151,988 (3)  $      0        $0            $0          100,000        $0          $0
   Treasurer
Robert L. Miller     2005    $ 75,000      $ 29,375        $0            $0               --        $0          $0
   CFO               2004    $ 75,000      $      0        $0            $0               --        $0          $0
                     2003    $ 75,000      $      0        $0            $0           60,000        $0          $0

(1) Paid in Canadian currency but translated in the table to U.S. Currency. Based on the average exchange rate for 2005 of CND $1 = US $.8260

(2) Paid in Canadian currency but translated in the table to U.S. Currency. Based on the average exchange rate for 2004 of CND $1 = US $.7717

(3) Paid in Canadian currency but translated in the table to U.S. Currency. Based on the average exchange rate for 2003 of CND $1 = US $.7174

AGGREGATED OPTION/SAR EXERCISE AND FISCAL YEAR END OPTION/SAR VALUE TABLE

                                                                Value of
                                                              Unexercised
                                              Unexercised     In-the-money
                                               Options at      Options at
                      Shares                 Dec. 31, 2005   Dec. 31, 2005
                     Acquired      Value     Exercisable/     Exercisable/
Name                On Exercise   Realized   Unexercisable   Unexercisable
----                -----------   --------   -------------   -------------
Jeffrey I. Dreben       NIL          NIL      100,000/NIL      $2,000/NIL
Robert B. Nally         NIL          NIL        NIL/NIL          NIL/NIL
Robert L. Miller        NIL          NIL      60,000/NIL       $1,200/NIL

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

Mr. Miller is a party to an employment letter with CVF. The agreement provides that in the event the executive's employment is terminated due to a change of control, or the executive is forced to relocate from the Buffalo, New York metropolitan area as a condition of continued employment, then CVF is obligated to provide the executive with twelve months prior written notice of the involuntary termination of employment. Under this agreement, a "change of control" occurs on (i) the sale of all or substantially all of CVF's assets to any person which transaction is not approved by the directors who were directors on the date this employment agreement was signed, (ii) any person becoming the owner of more than 20% of CVF's voting stock, (iii) the first day on which a majority of directors of CVF are not directors in office on the date of the agreement, directors nominated by such in-office directors or directors nominated by any directors so nominated, or (iv) the first day on which Messrs. Dreben and Nally constitute less than 50% of the board of directors. This description is just a summary.

See exhibit 10(v) to this Annual Report for a complete copy of the form of employment letter and amendment to such letter.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Voting Securities and Principal Holders

The following table sets forth, as of March 10, 2006, the approximate number of common shares of CVF owned of record or beneficially by each person who owned of record, or was known by CVF to own beneficially, more than 5% of CVF's common stock and the name and shareholdings of each officer and director, and all officers and directors as a group.

                                           NUMBER OF       PERCENTAGE OF
                                         COMMON SHARES     COMMON SHARES
NAME AND ADDRESS                      BENEFICIALLY OWNED       OWNED
--------------------                  ------------------   -------------
Jeffrey I. Dreben (1)                        795,774            5.7%
8604 Main Street, Suite 1
Williamsville, NY 14221

Robert B. Nally (2)                          672,872            4.8%
8604 Main Street, Suite 1
Williamsville, NY 14221

Robert L. Miller (3)                         131,190             .9%
8604 Main Street, Suite 1
Williamsville, NY 14221

Robert H. Glazier (4)                        152,941            1.1%
8604 Main Street, Suite 1
Williamsville, NY 14221

The Shaar Fund Ltd. (5)                    1,359,165            9.7%
c/o Citco Funds Services, Curacao
Kaya Flamboyan 9
Curacao, Netherland Antilles

Directors and Officers                     1,752,777           12.5%
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

(5)  Based solely on a Schedule 13G dated March 20, 2006 filed with the SEC.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Service Agreement with D and N Consulting. CVF entered into a Service Agreement dated February 10, 1997 with D and N Consulting Corporation ("D and N"), (replacing a similar agreement it had with CVF Inc. from September 1995) pursuant to which D and N is to provide a variety of administrative, managerial and clerical services to CVF. Under the Service Agreement, D and N would be responsible for all administrative requirements of CVF, including, but not limited to, maintaining the books of CVF, preparing periodic reports to the Board of Directors of CVF and providing office facilities and travel expenses. In return for the above services, D and N is to be paid a service fee based on an annual budget prepared by D and N and approved by the Board of Directors of CVF. In April 2006 the Service Agreement was amended to expire February 10, 2011. The Service Agreement renews automatically for successive one year periods thereafter upon either party providing 6-months prior written notice to the other. Upon a change in control of CVF, the term of the Service Agreement is automatically extended for an additional period of five years. Messrs. Dreben and Nally are each officers and 50% shareholders of D and N. CVF and D and N have mutually agreed to defer operation of the Service Agreement. Instead, the services continue to be provided by officers, employees and consultants of CVF. CVF has neither paid nor accrued service fees under the Service Agreement. D and N Consulting maintains the right to begin the operation of the Service Agreement at any time. A failure by CVF or any successor to comply with its obligations under the Services Agreement following a change in control shall constitute grounds for Messr. Dreben or Nally to terminate employment and invoke the benefits of their change in control agreements described above.

Services Agreement with Michael Dreben. CVF entered into a Service Agreement dated October 2, 2001 with Michael Dreben, the son of Jeffrey I. Dreben, CVF's President, Chairman and Chief Executive Officer. Pursuant to the Service Agreement, Michael Dreben will identify, analyze and assist in sourcing funding and merger and acquisition opportunities for CVF and the Corporations. The Service Agreement also entitles Michael Dreben to receive a cash fee upon the closing of such funding and merger and acquisition opportunities. During 2004 Michael Dreben received a fee totaling $79,503 and 50,000 stock option shares of Biorem as his fee for sourcing one of the investors in Biorem during 2004. Michael Dreben receives an annual salary of $106,000, a consulting payment from Ecoval of $3,000 monthly (which became effective July 2005) and has not received any additional warrants, options or shares. The Service Agreement terminates upon 30 days' prior written notice by either party. Michael Dreben brings to CVF 7 years of experience in the investment field, most recently with Goldman Sachs.

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

(10)(ii)    Common Stock Purchase Warrant dated February 27, 2004 in favor of
            The Shaar Fund Ltd. and incorporated herein by reference.

(10)(iii)   Exchange Agreement dated February 27, 2004 between CVF and The Shaar
            Fund Ltd. and incorporated herein by reference.

(10)(iv) Form of Change in Control Agreement between CVF and Jeffrey Dreben and Robert Nally and incorporated by reference.

(10)(v)     Employment Letter between CVF and Robert L. Miller dated June 8,
            1999, as amended on August 14, 2002, filed herewith.

(21)        Subsidiaries of the Registrant, filed herewith.

(31.1) Certification of Chief Executive Officer Pursuant to Section 302 of the of the Sarbanes Oxley Act of 2002.

(31.2) Certification of Chief Financial Officer Pursuant to Section 302 of the of the Sarbanes Oxley Act of 2002.

(32)        Certification Pursuant to 18 U.S.C. 1350 As Adopted Pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following paragraphs describe the aggregate fees that were charged by Radin Glass & Co. and Sherb & Co. for the fiscal years ended December 31, 2004 and December 31, 2005.

Audit Fees.

CVF was charged $18,000 for the fiscal year ended December 31, 2004 by Radin Glass & Co. for review of the financial statements in CVF's quarterly reports. CVF was charged $70,206 for the fiscal year ended December 31, 2004 by Sherb & Co. for the audit of CVF. CVF was charged $80,754 for the fiscal year ended December 31, 2005 by Sherb & Co. for review of the financial statements in CVF's quarterly reports and for the audit of CVF.

Audit-Related Fees; Tax Fees; All Other Fees.

CVF was charged $nil and $nil respectively for the fiscal years ended December 31, 2004 and December 31, 2005 by Radin Glass & Co. and Sherb & Co. for audit-related fees, tax fees and all other fees, as those terms are defined in
Item 14 of Regulation S-B.

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CVF Technologies Corporation


by: /s/ Jeffrey I. Dreben
    ---------------------------------
    Jeffrey I. Dreben, CEO and President
    (Principal Executive Officer)

Dated: April 7, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title                     Date
---------                  -----                     ----


/s/ Jeffrey I. Dreben      Director                  April 7, 2006
------------------------
Jeffrey I. Dreben


/s/ Robert B. Nally        Director                  April 7, 2006
------------------------
Robert B. Nally


/s/ Robert H. Glazier      Director                  April 7, 2006
------------------------
Robert H. Glazier


/s/ Robert L. Miller       Chief Financial Officer   April 7, 2006
------------------------   (Principal Financial
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

(10) (v)      Employment Letter between CVF and Robert L. Miller dated June 8,
              1999, as amended on August 14, 2002, filed herewith.

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