Form 10QSB
period 2006-03-31
CVF TECHNOLOGIES CORP
filed 2006-05-15
CIK 1032997

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                QUARTERLY REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     As of May 1, 2006, there were 12,801,435 shares of common stock, $0.001 par value per share, of the issuer outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                  CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                              (Expressed in U.S. Currency)
                                                              ----------------------------
                                                                March 31,    December 31,
                                                                  2006           2005
                                                               (unaudited)     (audited)
                                                              ------------   ------------
                           ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                  $  2,003,777   $  3,793,577
   Restricted cash                                               2,713,200      2,724,316
   Trade receivables                                                30,565         11,005
   Inventory                                                        15,679          9,932
   Prepaid expenses and other                                       56,032         31,660
                                                              ------------   ------------
      TOTAL CURRENT ASSETS                                       4,819,253      6,570,490
                                                              ------------   ------------
Property and equipment, net of accumulated depreciation              6,339          5,699
Loans receivable                                                   142,251        142,251
Equity investment & notes receivable in Biorem (see Note 3)        576,737        626,000
Holdings, carried at cost or equity                                 12,843             --
Holdings available for sale, at market                               1,145          1,058
                                                              ------------   ------------
      TOTAL ASSETS                                            $  5,558,568   $  7,345,498
                                                              ============   ============

       LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
   Notes payable - other                                      $         --   $     25,000
   Accounts payables and accrued liabilities                     2,179,974      2,260,153
                                                              ------------   ------------
      TOTAL CURRENT LIABILITIES                                  2,179,974      2,285,153
                                                              ------------   ------------
LONG-TERM LIABILITIES:
Deferred income taxes                                               87,094         87,424
Minority interest                                                  905,823        916,936
Pension obligation                                                 605,865        614,898
                                                              ------------   ------------
      TOTAL LONG-TERM LIABILITIES                                1,598,782      1,619,258
                                                              ------------   ------------
Redeemable Series A preferred stock, $0.001 par value,
   redeemable at $18.25 per share, authorized 500,000
   shares, issued and outstanding 3,477 shares                      63,455         63,455
                                                              ------------   ------------
                                                                 3,842,211      3,967,866
                                                              ------------   ------------
STOCKHOLDERS' (DEFICIT) EQUITY:
   Series C convertible preferred stock, $0.001 par value,
      issued and outstanding nil (2005; 100,000) shares,
      stated value $1,000,000                                           --            100
   Common stock, $0.001 par value, authorized 50,000,000
      shares, 13,648,896 issued (2005; 13,820,396) and in
      treasury 653,200 (2005; 481,700)                              14,302         14,302
   Warrants                                                        111,094        111,094
   Additional paid in capital                                   29,496,812     30,620,178
   Treasury stock                                               (2,810,298)    (2,747,174)
   Accumulated other comprehensive loss                           (141,991)      (220,190)
   Accumulated deficit                                         (24,953,562)   (24,400,678)
                                                              ------------   ------------
      TOTAL STOCKHOLDERS' (DEFICIT) EQUITY                       1,716,357      3,377,632
                                                              ------------   ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY    $  5,558,568   $  7,345,498
                                                              ============   ============

                 See notes to consolidated financial statements

                  CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                             (Expressed in U.S. Currency)
                                                             Three months ended March 31,
                                                             ----------------------------
                                                                   2006          2005
                                                               -----------   -----------
SALES                                                          $    20,668   $   149,143
Cost of sales                                                       14,880        39,948
                                                               -----------   -----------
GROSS MARGIN                                                         5,788       109,195
                                                               -----------   -----------
EXPENSES:
   Selling, general and administrative                             494,843       459,092
                                                               -----------   -----------
TOTAL EXPENSES                                                     494,843       459,092
                                                               -----------   -----------
(Loss) from continuing operations before under noted items        (489,055)     (349,897)
                                                               -----------   -----------
OTHER (EXPENSES) INCOME
   Interest income (expense), net                                   50,584       (23,986)
   (Loss) income from equity investees                             (47,252)       27,408
   Other (expense), net                                             (4,481)      (15,369)
   Gain on sale of holdings                                             --       723,652
                                                               -----------   -----------
TOTAL OTHER INCOME (EXPENSE)                                        (1,149)      711,705
                                                               -----------   -----------
Income (Loss) before income taxes and minority interest           (490,204)      361,808
Income taxes (recovery)                                              1,743       (36,906)
                                                               -----------   -----------
Income (Loss) before minority interest                            (491,947)      398,714
Minority interest in loss                                           11,113            --
                                                               -----------   -----------
NET INCOME (LOSS)                                              $  (480,834)  $   398,714
                                                               ===========   ===========

                                                               -----------   -----------
BASIC INCOME (LOSS) PER SHARE                                  $     (0.04)  $      0.03
                                                               ===========   ===========

                                                               -----------   -----------
DILUTED INCOME (LOSS) PER SHARE                                $     (0.04)  $      0.03
                                                               ===========   ===========

WEIGHTED SHARES USED IN COMPUTATION - BASIC                     13,722,074    13,811,849
                                                               ===========   ===========
WEIGHTED SHARES USED IN COMPUTATION - DILUTED                   13,722,074    14,490,981
                                                               ===========   ===========

                 See notes to consolidated financial statements

                  CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                             (Expressed in U.S. Currency)
                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                                   2006         2005
                                                               -----------   ---------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income (loss) from continuing operations                $  (480,834)  $ 398,714

   Adjustments to reconcile net loss
      from operating activities:
      Depreciation and amortization                                    581       3,377
      Minority interest in losses of subsidiaries                  (11,113)         --
      Pension expense                                               (9,033)    (11,242)
      Deferred income tax                                             (330)         --
      Stock option compensation                                      4,200     (11,000)
      Loss (income) from equity investees                           47,252     (27,408)

   Changes in non-cash working capital items
      Decrease (increase) in trade receivables                     (19,560)      6,338
      (Increase) in receivable from sale of Biorem stock                --    (257,015)
      (Increase) decrease in inventory                              (5,747)      6,386
      (Increase) in prepaid expenses and other                     (24,372)       (259)
      Decrease in income taxes receivable                               --     (41,033)
      (Decrease) in trade payables and accrued liabilities         (80,509)    (96,307)
                                                               -----------   ---------
                                                                   (98,631)   (428,163)
                                                               -----------   ---------
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                   (579,465)    (29,449)
                                                               -----------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of holdings                                       --     589,975
                                                               -----------   ---------
CASH PROVIDED BY INVESTING ACTIVITIES                                   --     589,975
                                                               -----------   ---------
CASH FLOWS (USED) FROM FINANCING ACTIVITIES:
   Redemption of Series C preferred shares                      (1,121,667)         --
   Purchase of treasury shares                                     (63,124)         --
   Repayment of debt                                               (25,000)      2,065
                                                               -----------   ---------
CASH PROVIDED (USED) BY FINANCING ACTIVITIES                    (1,209,791)      2,065
                                                               -----------   ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH EQUIVALENTS                                                (11,660)   (442,719)
                                                               -----------   ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                       (1,800,916)    119,872

CASH AND CASH EQUIVALENTS - beginning of period                  6,517,893     112,648
                                                               -----------   ---------
CASH AND CASH EQUIVALENTS - end of period                      $ 4,716,977   $ 232,520
                                                               ===========   =========

                 See notes to consolidated financial statements

                  CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                        STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                               (Expressed in U.S. Currency)
                                               Three months ended March 31,
                                               ----------------------------
                                                      2006       2005
                                                   ---------   --------
Net Income (loss)                                  $(480,834)  $398,714
                                                   ---------   --------
Other comprehensive income, net of tax:
   Foreign currency translation adjustments           78,087     18,623
   Unrealized holding gains:
   Unrealized holding losses arising
      during period (see note below)                     112        139
                                                   ---------   --------
   Total other comprehensive income                   78,199     18,762
                                                   ---------   --------
   Comprehensive income (loss) during period       $(402,635)  $417,476
                                                   =========   ========

      Note: Unrealized holding losses are net of tax of $75 and $93 for the three months ended March 31, 2006 and 2005 respectively.

                 See notes to consolidated financial statements

                  CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

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

2.   ACCOUNTING POLICIES

          Stock Based Compensation Plans

          The Company previously accounted for stock-based compensation issued to its employees under Accounting Principles Board Opinion 25, (APB 25). Accordingly, no compensation costs were recorded for stock options issued to employees, which was measured as the excess, if any, of the fair value of its common stock at the date of grant over the exercise price of the options. The pro forma net earnings per share amounts as if the fair value method had been used are presented below for the three months ended March 31, 2005, in accordance with the Company's adoption of SFAS 123(R).

     For purposes of the following disclosures during the transition period of the adoption of SFAS 123(R), the weighted average fair value of options has been estimated on the date of grant using the Black-Scholes options pricing model. The Company did not issue any options or warrants in each of the quarters ended, presented, hence there was no compensation costs to record for the quarter ended March 31, 2006 or to present on a pro forma basis for the quarter ended March 31, 2005.

               If the Company had applied the recognition provisions of SFAS 123 using the Black-Scholes option pricing model, the resulting pro-forma net income available to common shareholders, and pro-forma net income available to common shareholders per share would be as follows:

                                                      For the three months
                                                         ended March 31,
                                                      --------------------
                                                         2006       2005
                                                      ---------   --------
Net (loss) income to common shareholders, as
   reported                                           $(481,770)  $397,951
Deduct (Add): Stock-based compensation, net of tax           --         --
Net (loss) income available to common shareholders,
   pro-forma                                          $(481,770)  $397,951
                                                      =========   ========
Basic (loss) earnings per share:
                                      As reported -   $    (.04)  $    .03
                                        Pro-forma -   $    (.04)  $    .03
Diluted (loss) earnings per share:
                                      As reported -   $    (.04)  $    .03
                                        Pro-forma -   $    (.04)  $    .03

     The above stock-based employee compensation expense has been determined utilizing a fair value method, the Black-Scholes option-pricing model.

3.   SUBSIDIARY BIOREM GOES PUBLIC

          In January 2005 Biorem completed its going public transactions and began trading on the Toronto Venture Exchange effective Friday, January 21, 2005 under the symbol BRM. CVF's ownership position in Biorem as of March 31, 2006 is approximately 2.8 million shares of Biorem Inc. representing approximately 27% of the outstanding shares of Biorem and is valued as of May 1, 2006 at $6.4 million.

          Since CVF no longer owns more than 50% (effective November 24, 2004) CVF records the results of Biorem on the equity basis of accounting.

4.   EQUITY AND DEBT INVESTMENT IN XYLODYNE CORPORATION

          In March 2006 the Company invested in a newly formed Ontario corporation, Xylodyne Corporation. The Company advanced a total of $15,000 cdn in March 2006 and the remaining $310,000 cdn subsequent to March 2006 of which $12,000 was invested in common stock and the remainder in an interest bearing debenture. CVF will own 40% of the common stock of Xylodyne Corporation and therefore will account for the business under the equity accounting method. The Company is in the business of distributing electrical vehicles and developing proprietary technology relating to electrical vehicles. The business did not commence operations until after March 31, 2006.

5.   INCOME (LOSS) PER SHARE

          Basic income per share amounts are computed by dividing net income from continuing operations available to common stockholders from continuing operation and income from discontinued operations, and net income available to common stockholders by the weighted average number of common shares outstanding during the period. The net income from continuing operations and net income available to common stockholders consists of net income from continuing operations and net income amounts reduced by the dividends on the Company's Series A preferred stock. Diluted income per share reflects the per share amount that would have resulted if diluted potential common stock had been converted to common stock, as prescribed by SFAS 128. The Company has presented dilutive income per share in those periods where there was net income and therefore reduced income per share and not presented dilutive loss per share information when the dilution would reduce the loss per share.

6.   INVENTORY

     Inventory consists of the following:

                            March 31, 2006   December 31, 2005
                            --------------   -----------------
Finished goods                 $ 81,682          $ 75,935
Less obsolescence reserve       (66,003)          (66,003)
                               --------          --------
                               $ 15,679          $  9,932
                               --------          --------

7.   INVESTMENTS

          The following table provides certain summarized unaudited financial information related to the Company's equity basis holdings:

                           Three Months Ended
                               March 31,
                        -----------------------
                           2006         2005
                        ----------   ----------
Net Sales               $2,857,384   $1,955,725
Gross profit on sales      744,170      739,918
                        ----------   ----------
Net income (loss)       $ (225,004)  $  (77,448)
                        ----------   ----------

          Included in the above results for the three months ended March 31, 2005 are the months of January 2005 and February 2005 for SRE as SRE filed bankruptcy on March 31, 2005 and the results for the month of March 2005 were not available.

8.   SERIES C PREFERRED STOCK REDEMPTION

          On February 27, 2006 the Company redeemed in cash all of its outstanding Series C 6% Convertible Preferred Stock, which was held by The Shaar Fund Ltd., in accordance with the terms. The redemption price was $1.0 million (US), plus accrued and unpaid interest of $121,666 through the redemption date, February 27, 2006. The Company issued the Series C Preferred Stock together with common shares and warrants in February 2004 in exchange for its then outstanding Series B 6% convertible Preferred Stock.

     Still outstanding with the former Series C holder is a three-year warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $0.35 per share. The warrant has an expiration date of February 27, 2007.

9.   STOCK BUYBACK PLAN

          As announced on December 30, 2005 the Company's Board of Directors approved a $500,000 stock buyback program. The program allows the Company to make up to $500,000 of stock repurchases. As of May 1,

     2006 the Company has purchased 1,093,861 shares under this repurchase program for a total of $433,738.

10.  INTERIM FINANCIAL STATEMENT DISCLOSURES

          Certain information and footnote disclosures normally included in annual financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying unaudited interim financial statements. Reference is made to the Company's audited financial statements for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 7, 2006.

11.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

     FASB 156 - Accounting for Servicing of Financial Assets

     In March 2006, the FASB issued FASB Statement No. 156, which amends FASB Statement No. 140. This Statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

12.  STOCK OPTIONS AND WARRANTS

          Due to the re-pricing of stock options in 2002 those options are subject to variable plan accounting using the intrinsic value as prescribed by APB25. As the fair market value of the Company's stock as of March 31, 2006 was $0.38 compared to $0.32 at December 31, 2005, an increase in compensation expense of $4,200 was recorded during the 2006 first quarter. As the fair market value of the Company's stock as of March 31, 2005 was $0.38 compared to $0.48 at December 31, 2004, and also since 75,000 of the repriced options were exercised during the first quarter of 2005, a reduction in compensation expense of $31,000 was recorded during the 2005 first quarter.

13.  SEGMENTED INFORMATION

          The Company currently has three reportable segments (three in 2005): precious gem identification, natural horticultural and general corporate. In 2002, as a result of growth in the natural horticultural segment, as a percentage of consolidated sales, the Company reallocated business units to business segments to more appropriately group units for chief operating decision purposes and reporting in accordance with SFAS 131. This change was applied on a retroactive basis. The gem identification segment consists of one company that has developed identification and database systems, and markets its products and services to the companies in the precious gem business, including producers, cutters, distributors and retailers. The assets (including the intangible patents) were sold in December 2005 to an unrelated party. The natural horticultural segment consists of one company that develops, manufactures and markets natural fertilizers, insecticides and herbicides. The Company's general corporate segment includes one company which provides funding and management overview services to the holdings. This segment's profits include interest income and gains on sales of its various holdings.

          The Company evaluates performance and allocates resources based on continuing profit or loss from operations before income taxes, depreciation and research and development. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

          There are no intersegment sales, transfers, or profit or loss. Industry Segments for the Three Months Ended March 31, 2006 and 2005

                                    Identification      Natural         Corporate
                                       Systems       Horticultural   Administration     Total
                                           $               $                $             $
                                    --------------   -------------   --------------   --------
2006

Sales                                       --           20,668               --        20,668
(Loss) from continuing operations
   before other income                 (71,594)         (42,611)        (374,850)     (489,055)
Other income (expense)                  39,841           (7,831)         (33,159)       (1,149)
(Loss) from continuing operations
   before income taxes                 (31,753)         (50,442)        (408,009)     (490,204)

2005

Sales                                  147,536            1,607               --       149,143
(Loss) from continuing operations
   before other income (expense)       (23,229)         (10,908)        (315,760)     (349,897)
Other income (expense)                 (22,280)         (10,009)         743,994       711,705
Income (loss) from continuing
   operations before income taxes      (45,509)         (20,917)         428,234       361,808

14.  EQUITY INVESTEE SRE FILES BANKRUPTCY IN MARCH 2005

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

16.  SUSEQUENT EVENTS

          In April 2006 the Board of Directors of the Company approved the Corporation's Management Incentive Program. In connection with the program, restricted stock was granted to officers and employees of the Company totaling 1,660,000 restricted common shares. These shares will vest at the end of each year over a three year period beginning April 2007 with vesting accelerated on a change of control.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW:

CVF Technologies Corporation (www.cvfcorp.com) ("CVF" or the "Company") was originally founded as a limited partnership in 1989 and was converted into a corporation in 1995. CVF is involved in the business of investing in and managing early stage companies primarily engaged in the environmental technology and information technology sectors. CVF's mandate is to acquire significant holdings in new and emerging technology companies and then to assist them in their management, and through them to engage in their respective businesses. CVF's current holdings include investments made in its investee companies during the period from 1990 to the present.

CVF realizes revenues and profits through consolidation of the operating results of its investee companies. CVF also endeavors to generate gains through the eventual sale of all or a portion of its holdings in these companies at such time as management determines that CVF's funds can be better deployed in other industries or companies. CVF's goal is to maximize the value of its holdings in its investee companies for the Company's shareholders. One important way that CVF accomplishes this is by taking the investee company public at the appropriate time or selling the investee company. This has been done with CVF's former investee companies Certicom Corporation and TurboSonic Technologies, Inc. both of which went public. Also, in January 2005 Biorem Inc. (formerly Biorem Technologies Inc.) completed its going public transaction. Most recently G.P. Royalty Distribution Corporation (formerly Gemprint Corporation), sold substantially all its assets in December 2005, while retaining a 5 year royalty stream of $1 per Gemprint in excess of 100,000 Gemprints per year.

After CVF's initial investment, an investee company often requires additional capital to meet its business plan. Consequently, the Company actively assists its investee companies in obtaining additional capital which is usually sourced through CVF's own resources or via other participants. CVF's ability to continue to provide assistance to its investees is subject to the limitations of its own financial resources. CVF's position in Biorem is currently valued at $6.4 million (as of May 1, 2006) and a public market exists for Biorem's stock. Also in December 2005 CVF sold substantially all of its subsidiary Gemprint assets for $7.5 million. Therefore CVF expects to have more flexibility in assisting its investee companies.

On a stand-alone basis, CVF has no sales from operations. Sales and gross profit from sales reflect the operations of CVF's consolidated subsidiaries only. The consolidated subsidiaries in the 2006 period are G.P. Royalty Distribution Corporation ("Gemprint") and Ecoval Corporation ("Ecoval"). CVF records profit and loss using the equity method for companies in which CVF holds 20% to 50% ownership. These companies are Biorem, Petrozyme Technologies Inc. ("Petrozyme"), and SRE (for the months of January 2005 and February 2005 only as SRE subsequently went bankrupt). The results of companies in which CVF has less than 20% ownership, are not included in the Consolidated Statement of Operations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005:

Consolidated sales of CVF subsidiaries for the three months ended March 31, 2006 amounted to $20,668, representing a decrease of $128,475 compared to sales of $149,143 for the same period in 2005 due to Gemprint no longer having sales following the sale of its assets compared to sales of $147,536 in the 2005 period.

For the three months ended March 31, 2006, Ecoval's sales increased by $19,061 as the company began to invest in a sales and marketing program during the quarter.

CVF's gross margin of $5,788 for the first quarter of 2006 represents a decrease of $103,407 from the same period last year. This decrease is due to Gemprint no longer having sales as the operating assets were sold. Overall gross margin of CVF as a percentage of sales decreased to 28.0% for the first quarter of 2006 from

73.2% for the first quarter of 2005 due to no longer having the gross margins on the historically high gross margins at Gemprint (which was 74.4 % in the 2005 first quarter).

Selling, general and administrative expenses on a consolidated basis for the three months ended March 31, 2006 amounted to $494,843, representing an increase of $35,751 (8%) compared to expenses of $459,092 for the same period in 2005. This increase is mainly due to higher expenses at the parent company and Ecoval offset somewhat by having much lower expenses at Gemprint ($ 61,447 or 46% lower) as that company has sold its assets and no longer operates a business. The increase at the parent level of $57,187 (19.3%) is due to the reduction in the CVF stock price in the 2005 period of $31,000 for the repriced stock options and a general increase in travel activity in the 2006 first quarter. The increase at Ecoval of $38,105 (370%) is due to ramping up the sales and marketing activities.

Net interest income was $50,584 for the first quarter of 2006 compared to net interest expense of $23,986 for the first quarter of 2005. This increase in income is due to interest earned on the cash in banks and escrow accounts compared to no interest earned in the 2005 period as the Company had very little cash in the 2005 period.

Loss from equity holdings (entities in which CVF has a 50% or less ownership) was a loss of $47,252 in the 2006 first quarter compared to income of $27,408 in the 2005 period. This represents CVF's share of Biorem's loss in the 2006 period compared to CVF's share of Biorem's income in the 2005 period.

Gain on sale of holdings amounted to $723,652 in the 2005 period represented gain from sales of a portion of its holdings in Biorem

Income tax expense amounted to $1,743 in the 2006 first quarter compared to recovery of $36,906 in the 2005 period. Income tax recovery in the first quarter of 2005 represents the recording for the deferred taxes for Ecoval.

Minority interest - included in 2006 is $11,113 of income relating to the minority shareholders of Gemprint's share of the 2006 first quarter loss.

CVF, on a consolidated basis, recorded a net loss of $480,834 for the three months ended March 31, 2006 compared to a net income of $398,714 in the 2005 period.

LIQUIDITY AND CAPITAL RESOURCES:

Stockholders' equity as of March 31, 2006 amounted to $1,716,357 compared to equity of $3,377,632 at December 31, 2005. This net decrease in the equity of $1,661,275 is primarily attributable to the redemption of the Series C preferred stock in February 2006 totaling $1,121,666 and the net loss of $480,834 which was recognized in the first three months of 2006.

The current ratio of CVF at March 31, 2006 is 2.21 to 1, which has decreased from 2.88 to 1 at December 31, 2005 due mainly to the cash used totaling $1,121,666 for the redemption of the Series C preferred stock in February 2006.

CVF management anticipates that over the next twelve month period CVF should have sufficient cash from various sources to sustain itself. Between cash on hand, value of the Biorem stock that became listed on a public market in January 2005 (and is valued as of May 1, 2006, at $6.4 million), and the sales of a portion of its holdings in certain investee companies, the Company expects to have enough cash to fund itself and certain of its investee companies that are currently not profitable. Additionally, CVF has limited outside debt and a line of credit could be sought.

CVF, on February 27, 2006, redeemed its Series C Preferred Stock as well as paid accrued dividends for total cash payment of $1,121,667. The former Series C holder continues to hold a three-year warrant to purchase 100,000 shares of CVF's common stock at an exercise price of $0.35 per share which expires in February 2007.

As of March, 2006, CVF's cash balance was $4,716,977 (including restricted cash of $2,713,200) which is a decrease of $1,800,916 compared to December 31, 2005. The Company expects to sustain itself over the next year with cash on hand. However if necessary the Company could sell a portion of its investments in its public holding, Biorem Inc. (which had a value to CVF as of May 1, 2006 of approximately $6.4 million) or from CVF issuing additional securities. During the first quarter 2006 CVF did not sell any Biorem shares compared to receiving $846,990 in the 2005 first quarter from the sale of 349,142 Biorem shares. The Company will also continue to assist its investee companies in their efforts to obtain outside financing in order to fund their growth and development of their business plans. Certain of the Company's financial obligations included in current liabilities related to items that will not be paid in the near term. The Company will carefully manage its cash payments on such obligations.

As announced on December 30, 2005 CVF's Board of Directors approved a $500,000 stock buyback program. The program allows the Company to make up to $500,000 of stock repurchases. As of May 1, 2006 the Company has purchased 1,093,861 shares under this repurchase agreement at a total price of $433,738.

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

Stock Options/Warrants -

The Compensation Committee of the Board of Directors approved an adjustment to the exercise price for all options held by our employees, including executive officers, as well as certain consultants. The revised exercise price was established by reference to the closing bid price of the Company's common stock on April 16, 2002, which was $0.16. Currently there are 70,000 re-priced option shares outstanding to purchase common stock, resulting in the "variable" method for determining compensation expense being enacted under FASB interpretation #44 of APB 25. Under this method, expense is recorded for the quoted market price of the stock issued or, in the case of options, for the difference between the stock's quoted market price on the date of grant and the option exercise price. Increases and decreases (but not below the exercise price) in the quoted market price of the stock between the date of grant and the measurement date result in a change in the measure of compensation for the award. As the Company's stock as at March 31, 2006 was $0.38 ($0.32 at December 31, 2005), and nil shares (75,000 shares in the first quarter 2005) of the repriced were exercised during 2006 an increase of compensation expense of $4,200 ($31,000 reduction compensation expense in the first quarter 2005 was recorded).

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

Rapid Technological Change: The markets for CVF's investee's products are generally characterized by rapidly changing technology, evolving industry standards, changes in customer needs and frequent new product introductions. The future success of the investees will depend on their ability to enhance current products, develop new products on a timely and cost-effective basis that meet changing customer needs and to respond to emerging industry standards and other technological changes. There can be no assurance that the investees will be successful in developing new products or enhancing their existing products on a timely basis, or that such new products or product enhancements will achieve market acceptance.

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

Item 3. Controls and Procedures

     (a) The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report.

     (b) There has been no significant change in the Company's internal controls over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

              Small Business Issuer Purchases of Equity Securities

                                                                  Maximum Approximate
                                                Total No. of        Dollar Value of
                                            shares purchased as   shares that may yet
                Total Number     Average      part of publicly     be purchased under
                  of Shares    Price Paid    announced plans or    publicly announced
PERIOD            Purchased     per Share         programs         plans or programs
------          ------------   ----------   -------------------   -------------------
January 2006        84,100        $0.33            84,100             $470,543.00
February 2006       49,300        $0.36            49,300             $451,889.50
March 2006          38,100        $0.38            38,100             $436,875.60
                   -------        -----           -------
TOTAL              171,500        $0.36           171,500
                   =======        =====           =======

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

DATED: May 15, 2006

                                        CVF TECHNOLOGIES CORPORATION


                                        By: /s/ Jeffrey I. Dreben
                                            ------------------------------------
                                        Name: Jeffrey I. Dreben
                                        Title: Chairman of the Board, President
                                               and Chief Executive Officer


                                        By: /s/ Robert L. Miller
                                            ------------------------------------
                                        Name: Robert L. Miller
                                        Title: Chief Financial Officer

                                  EXHIBIT INDEX

No.      Description
---      -----------
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