Form 10QSB
period 2006-06-30
CVF TECHNOLOGIES CORP
filed 2006-08-14
CIK 1032997

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
CVF TECHNOLOGIES CORPORATION
(Exact name of small business issuer as specified in its charter)

NEVADA	0-29266	87-0429335
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)
8604 Main Street, Suite 1
WILLIAMSVILLE, NEW YORK 14221
(716) 565-4711
(Address, including zip code, and telephone number,
including area code, of issuer’s principal executive offices)
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 28, 2006, there were 12,674,535 shares of common stock, $0.001 par value per share, of the issuer outstanding.
     Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Expressed in U.S. Currency)
	June 30,	December 31,
	2006	2005
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,279,316	$3,793,577
Restricted cash	1,156,783	2,724,316
Trade receivables	74,648	11,005
Loans receivable	16,126	—
Inventory	143,299	9,932
Prepaid expenses and other	76,994	31,660

TOTAL CURRENT ASSETS	3,747,166	6,570,490

Property and equipment, net of accumulated depreciation	14,012	5,699
Loans receivable	142,251	142,251
Equity investment & notes receivable in Biorem (see Note 3)	489,964	626,000
Holdings available for sale, at market	23,726	1,058

TOTAL ASSETS	$4,417,119	$7,345,498

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable — other	$—	$25,000
Accounts payables and accrued liabilities	2,026,720	2,260,153

TOTAL CURRENT LIABILITIES	2,026,720	2,285,153

LONG-TERM LIABILITIES:
Deferred income taxes	92,202	87,424
Minority interest	910,144	916,936
Pension obligation	627,040	614,898

TOTAL LONG-TERM LIABILITIES	1,629,386	1,619,258

Redeemable Series A preferred stock, $0.001 par value, redeemable at $18.25 per share, authorized 500,000 shares, issued and outstanding 3,477 shares	63,455	63,455

	3,719,561	3,967,866

STOCKHOLDERS’ EQUITY:
Series C convertible preferred stock, $0.001 par value, issued and outstanding nil (2005; 100,000) shares, stated value $1,000,000	—	100
Common stock, $0.001 par value, authorized 50,000,000 shares, 12,674,535 issued (2005; 13,820,396) and in treasury 1,627,561 (2005; 481,700)	14,302	14,302
Warrants	111,094	111,094
Additional paid in capital	29,546,562	30,620,178
Treasury stock	(3,200,728)	(2,747,174)
Accumulated other comprehensive loss	(142,879)	(220,190)
Accumulated deficit	(25,630,793)	(24,400,678)

TOTAL STOCKHOLDERS’ EQUITY	697,558	3,377,632

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,417,119	$7,345,498

See notes to consolidated financial statements

CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	(Expressed in U.S. Currency)
	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
SALES	$179,652	$98,879	$200,320	$248,022

Cost of sales	113,327	33,643	128,207	73,591

GROSS MARGIN	66,325	65,236	72,113	174,431

EXPENSES:
Selling, general and administrative	616,416	400,219	1,111,259	859,311

TOTAL EXPENSES	616,416	400,219	1,111,259	859,311

(Loss) from continuing operations before under noted items	(550,091)	(334,983)	(1,039,146)	(684,880)

OTHER (EXPENSES) INCOME
Interest income (expense), net	29,597	17,905	80,181	(6,081)
(Loss) income from equity investees	(143,355)	39,110	(190,607)	66,518
Other (expense), net	(132,336)	(8,974)	(136,817)	(24,343)
Gain on sale of holdings	—	75,222	—	798,874

TOTAL OTHER INCOME (EXPENSE)	(246,094)	123,263	(247,243)	834,968

Income (Loss) before income taxes and minority interest	(796,185)	(211,720)	(1,286,389)	150,088

Income taxes (recovery)	589	(36,723)	2,332	(73,629)

Income (Loss) before minority interest	(796,774)	(174,997)	(1,288,721)	223,717

Minority interest in loss	49,220	—	60,333	—

NET INCOME (LOSS)	$(747,554)	$(174,997)	$(1,228,388)	$223,717

BASIC INCOME (LOSS) PER SHARE	$(0.06)	$(0.01)	$(0.09)	$0.02

DILUTED INCOME (LOSS) PER SHARE	$(0.06)	$(0.01)	$(0.09)	$0.02

WEIGHTED SHARES USED IN COMPUTATION — BASIC	12,942,638	13,820,396	13,177,491	13,816,146

WEIGHTED SHARES USED IN COMPUTATION — DILUTED	12,942,638	13,820,396	13,177,491	13,870,957

See notes to consolidated financial statements

CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	(Expressed in U.S. Currency)
	Six Months Ended June 30,
	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$(1,228,388)	$223,717

Adjustments to reconcile net loss from operating activities:
Depreciation and amortization	1,593	7,747
Minority interest in losses of subsidiaries	(60,333)	(81,993)
Pension expense	12,142	(24,712)
Deferred income tax	4,778	—
Stock option compensation	(4,200)	(44,300)
Issuance of restricted stock	53,950	—
Loss (income) from equity investees	190,607	(66,518)

Changes in non-cash working capital items
Decrease (increase) in trade receivables	(63,643)	24,995
(Increase) in loans receivables	(16,126)	—
(Increase) decrease in inventory	(133,367)	3,429
(Increase) in prepaid expenses and other	(45,334)	(237)
(Decrease) in trade payables and accrued liabilities	(228,655)	(237,734)

	(288,588)	(419,323)

CASH (USED IN) OPERATING ACTIVITIES	(1,516,976)	(195,606)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of holdings	—	144,383

CASH PROVIDED BY INVESTING ACTIVITIES	—	144,383

CASH FLOWS (USED) FROM FINANCING ACTIVITIES:
Redemption of Series C preferred shares	(1,121,667)	—
Purchase of treasury shares	(453,554)	—
Repayment of debt	(25,000)	(4,991)
Exercise of stock options		23,200
Purchase of public company shares	(51,586)	—

CASH PROVIDED (USED IN) BY FINANCING ACTIVITIES	(1,651,807)	18,209

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	86,989	56,904

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,081,794)	23,890

CASH AND CASH EQUIVALENTS — beginning of period	6,517,893	112,648

CASH AND CASH EQUIVALENTS — end of period	$3,436,099	$136,538

See notes to consolidated financial statements

CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	(Expressed in U.S. Currency)
	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net Income (loss)	$(747,554)	$(174,997)	$(1,228,388)	$223,717

Other comprehensive income, net of tax:
Foreign currency translation adjustments	(1,855)	37,981	76,232	56,604
Unrealized holding gains:
Unrealized holding losses arising during period (see note below)	967	161	1,079	300

Total other comprehensive income	(888)	38,142	77,311	56,904

Comprehensive income (loss) during period	$(748,442)	$(136,855)	$(1,151,077)	$280,621

Note: Unrealized holding losses are net of tax (benefit) of $645 and $107 for the three months ended June 30, 2006 and 2005 respectively and $719 and $200 for the six months ended June 30, 2006 and 2005 respectively.
See notes to consolidated financial statements

CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
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
     For purposes of the following disclosures during the transition period of the adoption of SFAS 123(R), the weighted average fair value of options has been estimated on the date of grant using the Black-Scholes options pricing model. The Company did not issue any options or warrants in each of the quarters ended, presented, hence there are no compensation costs to record for the six months ended June 30, 2006 or to present on a pro forma basis for the six months ended June 30, 2005.

3. SUBSIDIARY BIOREM GOES PUBLIC
     In January 2005 Biorem completed its going public transactions and began trading on the Toronto Venture Exchange effective Friday, January 21, 2005 under the symbol BRM. CVF’s ownership position in Biorem as of June 30, 2006 is approximately 2.8 million shares representing approximately 27% of the outstanding shares of Biorem and is valued as of August 4, 2006 at $4.9 million.
     Since CVF no longer owns more than 50% (effective November 24, 2004) CVF records the results of Biorem on the equity basis of accounting.
4. EQUITY AND DEBT INVESTMENT IN XYLODYNE CORPORATION
     In April 2006 the Company invested in a newly formed Ontario corporation, Xylodyne Corporation. The Company advanced a total of $15,000 cdn in March 2006 and the remaining $310,000 cdn in April 2006 of which $12,000 was invested in common stock and the remainder in an interest bearing debenture. CVF owns 40% of the common stock of Xylodyne Corporation however since the Company is the only one that is anticipated to invest into Xylodyne Corporation it is therefore consolidated into the results of the Company. The Company is in the business of distributing electrical vehicles and developing proprietary technology relating to electrical vehicles. The business commenced operations in April 2006.
5. INCOME (LOSS) PER SHARE
     Basic income per share amounts are computed by dividing net income from continuing operations available to common stockholders from continuing operation and income from discontinued operations, and net income available to common stockholders by the weighted average number of common shares outstanding during the period. The net income from continuing operations and net income available to common stockholders consists of net income from continuing operations and net income amounts reduced by the dividends on the Company’s Series A preferred stock. Diluted income per share reflects the per share amount that would have resulted if diluted potential common stock had been converted to common stock, as prescribed by SFAS 128. The Company has presented dilutive income per share in those periods where there was net income and therefore reduced income per share and not presented dilutive loss per share information when the dilution would reduce the loss per share.

6. INVENTORY
     Inventory consists of the following:

	June 30, 2006	December 31, 2005
Finished goods	$209,302	$75,935
Less obsolescence reserve	(66,003)	(66,003)

	$143,299	$9,932

7. INVESTMENTS
     The following table provides certain summarized unaudited financial information related to the Company’s equity basis holdings:

	Six Months Ended June 30,
	2006	2005
Net Sales	$5,363,351	$4,068,283
Gross profit on sales	1,327,024	1,613,629
Net income (loss)	$(830,435)	$45,732
     Included in the above results for the six months ended June 30, 2005 are the months of January 2005 and February 2005 for SRE as SRE filed bankruptcy on March 31, 2005 and the results for the month of March 2005 were not available.
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
     Still outstanding with the former Series C holder is a three-year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.35 per share. The warrant has an expiration date of February 27, 2007.
9. STOCK BUYBACK PLAN
     As announced on December 30, 2005 the Company’s Board of Directors approved up to a maximum $500,000 stock buyback program. The program allows the Company to make up to $500,000 of stock repurchases. As of July 28, 2006 the Company has purchased 1,145,861 shares under this repurchase program for a total of $453,554.
10. ISSUANCE OF RESTRICTED CVF COMMON SHARES
     On April 6, 2006 the Board of Directors of the Company approved the Corporation’s Management Incentive Program. In connection with the program, restricted stock was granted to officers and employees of the Company totaling 1,660,000 restricted common shares. These shares will vest at the end of each year over a three year period beginning April 2007 with vesting accelerated on a change of control. The value of these shares were recorded at $0.39 per share which was the closing market price on that date. The expense is being recorded over the period that the shares vest (36 months). During the first six months of 2006 an expense of $53,950 was recorded.
11. INTERIM FINANCIAL STATEMENT DISCLOSURES
     Certain information and footnote disclosures normally included in annual financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying unaudited interim financial statements. Reference is made to the Company’s audited financial statements for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 7, 2006.
12. SEGMENTED INFORMATION
     The Company currently has three reportable segments (three in 2005): natural horticultural, electric vehicle and general corporate. The precious gem identification segment was sold in December 2005. In 2002, as a result of growth in the natural horticultural segment, as a percentage of consolidated sales, the Company reallocated business units to business segments to more appropriately group units for chief operating decision purposes and reporting in accordance with SFAS 131. This change was applied on a retroactive basis. The gem identification segment consisted of one company that developed identification and database systems, and markets its products and services to the companies in the precious gem business, including producers, cutters, distributors and retailers. The assets (including the intangible patents) were sold in December 2005 to an unrelated party. The natural horticultural segment consists of one company that develops, manufactures and markets natural fertilizers, insecticides and herbicides. The electric vehicle segment consists (commenced operations in April 2006) of one company that is in the business of distributing electrical vehicles and developing proprietary technology relating to electrical vehicles. The Company’s general corporate segment includes one company which provides funding and management overview services to the holdings. This segment’s profits include interest income and gains on sales of its various holdings.
     The Company evaluates performance and allocates resources based on continuing profit or loss from operations before income taxes, depreciation and research and development. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.
     There are no intersegment sales, transfers, or profit or loss.
     Industry Segments for the Six Months Ended June 30, 2006 and 2005

	Identification	Natural	Electric	Corporate
	Systems	Horticultural	Vehicles	Administration	Total
	$	$	$	$	$
2006
Sales	—	131,985	68,334	—	200,319
(Loss) from continuing operations before other income	(102,445)	(63,469)	(113,080)	(760,152)	(1,039,146)
Other income (expense)	(69,935)	54,202	—	(231,510)	(247,243)
(Loss) from continuing operations before income taxes	(172,380)	(9,267)	(113,080)	(991,662)	(1,286,389)

2005
Sales	238,054	9,968	—	—	248,022
(Loss) from continuing operations before other income (expense)	(78,249)	(23,068)	—	(583,563)	(684,880)
Other income (expense)	(47,752)	(14,095)	—	896,815	834,968
Income (loss) from continuing operations before income taxes	(126,001)	(37,163)	—	313,252	150,088
13. EQUITY INVESTEE SRE FILES BANKRUPTCY IN MARCH 2005
     In March 2005, a secured creditor of SRE Controls Inc. called a $550,000 cdn secured demand note, appointed a receiver to administer the Company and a bankruptcy filing was filed in the office of the Superintendent of Bankruptcy Canada. The first meeting of creditors of SRE was conducted in April 2005 and as a result of that meeting a bid was accepted by the trustee for SRE totaling $1.1million cdn from an unrelated third party, MCC Energy. CVF will unlikely receive any money from that sale and since CVF’s investment in SRE was already carried at zero value there was no financial implication to CVF as a result of that sale to the outside third party.
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
15. SUBSEQUENT EVENT
     G.P. Royalty Distribution Corporation (formerly Gemprint Corporation) conducted its annual shareholders meeting on July 10, 2006 at which time the separate audited 2005 financial statements were approved. Since no additional liabilities were reported in the audited financial statements, excess restricted cash above the sale agreement restriction of a $1 million net worth provision was reclassified to be unrestricted. Future distribution of the unrestricted cash from the Gemprint asset sale will be discussed by the board of directors at its next meeting.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
OVERVIEW:
CVF Technologies Corporation (www.cvfcorp.com) (“CVF” or the “Company”) was originally founded as a limited partnership in 1989 and was converted into a corporation in 1995. CVF is involved in the business of investing in and managing early stage companies primarily engaged in the environmental technology sector. CVF’s mandate is to acquire significant holdings in new and emerging technology companies and then to assist them in their management, and through them to engage in their respective businesses. CVF’s current holdings include investments made in its investee companies during the period from 1990 to the present.
CVF realizes revenues and profits through consolidation of the operating results of its investee companies. CVF also endeavors to generate gains through the eventual sale of all or a portion of its holdings in these companies at such time as management determines that CVF’s funds can be better deployed in other industries or companies. CVF’s goal is to maximize the value of its holdings in its investee companies for the Company’s shareholders. One important way that CVF accomplishes this is by taking the investee company public at the appropriate time or selling the investee company. This has been done with CVF’s former investee companies Certicom Corporation and TurboSonic Technologies, Inc. both of which went public. Also, in January 2005 Biorem Inc. (formerly Biorem Technologies Inc.) completed its going public transaction. Most recently G.P. Royalty Distribution Corporation (formerly Gemprint Corporation), sold substantially all its assets in December 2005, while retaining a 5 year royalty stream of $1 per Gemprint in excess of 100,000 Gemprints per year beginning December 22, 2005.
After CVF’s initial investment, an investee company often requires additional capital to meet its business plan. Consequently, the Company actively assists its investee companies in obtaining additional capital which is usually sourced through CVF’s own resources or via other participants. CVF’s ability to continue to provide assistance to its investees is subject to the limitations of its own financial resources. CVF’s position in Biorem is currently valued at $4.9 million (as of August 4, 2006) and a public market exists for Biorem’s stock. Also in December 2005 Gemprint sold substantially all of its assets for $7.5 million. Therefore CVF expects to have more flexibility in assisting its investee companies.
On a stand-alone basis, CVF has no sales from operations. Sales and gross profit from sales reflect the operations of CVF’s consolidated subsidiaries only. The consolidated subsidiaries in the 2006 period are G.P. Royalty Distribution Corporation (“Gemprint”), Ecoval Corporation (“Ecoval”) and Xylodyne Corporation (“Xylodyne”). CVF records profit and loss using the equity method for companies in which CVF holds 20% to 50% ownership. These companies are Biorem, Petrozyme Technologies Inc. (“Petrozyme”), and SRE (for the months of January 2005 and February 2005 only as SRE subsequently filed for bankruptcy). The results of companies in which CVF has less than 20% ownership, are not included in the Consolidated Statement of Operations.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005:
Consolidated sales of CVF subsidiaries for the three months ended June 30, 2006 amounted to $179,652, representing an increase of $80,773 compared to sales of $98,879 for the same period in 2005 due to Ecoval sales increasing by $102,956, Xylodyne sales of $68,335 and offset by Gemprint no longer having sales following the sale of its assets compared to sales of $90,518 in the 2005 period.
For the three months ended June 30, 2006, Ecoval’s sales increased by $102,956 as the company began to invest in a sales and marketing program during the previous quarter.
CVF’s gross margin of $66,325 for the second quarter of 2006 represents an increase of $1,089 from the same period last year. This increase is due to Ecoval’s increased sales, sales from Xylodyne offset by Gemprint no longer having sales as the operating assets were sold. Overall gross margin of CVF as a percentage of sales decreased to 36.9% for the second quarter of 2006 from 66.0% for the second quarter of 2005 due to no longer having the gross margins on the historically high gross margins at Gemprint (which was 70.2 % in the 2005 second quarter).
Selling, general and administrative expenses on a consolidated basis for the three months ended June 30, 2006 amounted to $616,416, representing an increase of $216,197 (54%) compared to expenses of $400,219 for the same period in 2005. This increase is mainly due to higher expenses at the parent company as well as Ecoval and Xylodyne offset by having much lower expenses at Gemprint ($87,751 or 74% lower) as that company has sold its assets and no longer operates a business. The increase at the parent level of $117,496 (43.9%) is due to the recording of the vested portion of the restricted CVF stock issued totaling $53,950, severance accrued totaling $40,603 and a general increase in travel activity in the 2006 second quarter. The increase at Ecoval of $57,029 (413%) is due to ramping up the sales and marketing activities. The expenses at Xylodyne of $129,423 are new expenses as the company started operations in April 2006.
Net interest income was $29,597 for the second quarter of 2006 compared to net interest income of $17,905 for the second quarter of 2005. This increase in income is due to interest earned on the cash in banks and escrow accounts.
Loss from equity holdings (entities in which CVF has a 50% or less ownership) was a loss of $143,355 in the 2006 second quarter compared to income of $39,110 in the 2005 period. This represents CVF’s share of Biorem’s loss in the 2006 period compared to CVF’s share of Biorem’s income in the 2005 period.
Other expense was $132,336 in the second quarter 2006 compared to an expense of $8,974 in the 2005 period. This was due to foreign exchange as the US dollar weakened during the 2006 period.
Gain on sale of holdings amounted to $75,222 in the 2005 period representing a gain from the sales of a portion of CVF’s holdings in Biorem.
Income tax expense amounted to $589 in the 2006 second quarter compared to recovery of $36,723 in the 2005 period. Income tax recovery in the second quarter of 2005 represents the recording for the deferred taxes for Ecoval.
Minority interest — included in the 2006 second quarter is $49,220 of income relating to the minority shareholders of Gemprint’s share of the 2006 second quarters loss.
CVF, on a consolidated basis, recorded a net loss of $747,554 for the three months ended June 30, 2006 compared to a net loss of $174,997 in the 2005 period.
RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005:
Consolidated sales of CVF subsidiaries for the six months ended June 30, 2006 amounted to $200,320, representing a decrease of $47,702 compared to sales of $248,022 for the same period in 2005 primarily due to Gemprint no longer having sales following the sale of its assets compared to sales of $238,054 in the 2005 period offset by Ecoval sales increasing by $122,017 and Xylodyne’s sales of $68,335.
CVF’s gross margin of $72,113 for the first six months of 2006 represents a decrease of $102,318 from the same period last year. This decrease is due to Gemprint no longer having sales as the operating assets were sold. Overall gross margin of CVF as a percentage of sales decreased to 36.0% for the first six months of 2006 from 70.3% for the first six months of 2005 due to no longer having the gross margins on the historically high gross margins at Gemprint (which was 72.8 % in the 2005 period).
Selling, general and administrative expenses on a consolidated basis for the six months ended June 30, 2006 amounted to $1,111,259, representing a net increase of $251,948 (29%) compared to expenses of $859,311 for the same period in 2005. This increase is mainly due to higher expenses at the parent company as well as Ecoval and Xylodyne offset somewhat by having much lower expenses at Gemprint

($149,198 or 59% lower) as that company has sold its assets and no longer operates a business. The increase at the parent level of $176,589 (30.3%) is due to the recording of the vested portion of the restricted CVF stock issued totaling $53,950, severance accrued totaling $40,603, a general increase in travel activity in the 2006 period and a reversal totaling $44,300 for the repriced stock options in the 2005 period. The increase at Ecoval of $95,134 (395%) is due to ramping up the sales and marketing activities. The expenses at Xylodyne of $129,423 are new expenses as the company started operations in April 2006.
Net interest income was $80,181 for the first six months of 2006 compared to net interest expense of $6,081 for the first six months of 2005. This increase in income is due to interest earned on the cash in banks and escrow accounts compared to no interest earned in the 2005 period as the Company had very little cash in the 2005 period.
Loss from equity holdings (entities in which CVF has a 50% or less ownership) was a loss of $190,607 in the first six months of 2006 compared to income of $66,518 in the 2005 period. This represents CVF’s share of Biorem’s loss in the 2006 period compared to CVF’s share of Biorem’s income in the 2005 comparible period.
Other expense was $136,817 in the first six months of 2006 compared to expense of $24,343 in the 2005 period. This was due to foreign exchange as the US dollar weakened substantially during the 2006 period.
Gain on sale of holdings amounted to $798,874 in the 2005 period. In the 2005 period the Company sold a portion of its holdings in Biorem.
Income tax expense amounted to $2,332 in the first six months of 2006 compared to recovery of $73,629 in the 2005 period. Income tax recovery in the 2005 period represents the recording of the deferred taxes for Ecoval.
Minority interest — included in the first six months of 2006 is $60,333 of income relating to the minority shareholders of Gemprint’s share of the first six months 2006 loss.
CVF, on a consolidated basis, recorded a net loss of $1,228,388 for the six months ended June 30, 2006 which compared to a net income of $223,717 in the 2005 period.
LIQUIDITY AND CAPITAL RESOURCES:
Stockholders’ equity as of June 30, 2006 amounted to $697,558 compared to equity of $3,377,632 at December 31, 2005. This net decrease in the equity of $2,680,074 is primarily attributable to the redemption of the Series C preferred stock in February 2006 totaling $1,121,666 and the net loss of $1,228,388 which was recognized in the first six months of 2006.
The current ratio of CVF at June 30, 2006 is 1.79 to 1, which has decreased from 2.88 to 1 at December 31, 2005 due mainly to the cash used totaling $1,121,666 for the redemption of the Series C preferred stock in February 2006 and treasury shares purchasing totaling $453,554.
CVF management anticipates that over the next twelve month period CVF should have sufficient cash from various sources to sustain itself. Between cash on hand, value of the Biorem stock that became listed on a public market in January 2005 (and is valued as of August 4, 2006, at $4.9 million), and the sales of a portion of its holdings in certain investee companies, the Company expects to have enough cash to fund itself and certain of its investee companies that are currently not profitable. Additionally, CVF has limited outside debt and a line of credit could be sought.
CVF, on February 27, 2006, redeemed its Series C Preferred Stock as well as paid accrued dividends for total cash payment of $1,121,667. The former Series C holder continues to hold a three-year warrant to purchase 100,000 shares of CVF’s common stock at an exercise price of $0.35 per share which expires in February 2007.

As of June 30, 2006, CVF’s cash balance was $3,436,099 (including restricted cash of $2,686,536) which is a decrease of $3,081,794 compared to December 31, 2005. The Company expects to sustain itself over the next year with cash on hand. However if necessary the Company could sell a portion of its investments in its public holding, Biorem Inc. (which had a value to CVF as of July 28, 2006 of approximately $4.0 million) or from CVF issuing additional securities. During the first six months of 2006 CVF did not sell any Biorem shares compared to receiving $932,094 in the 2005 first six months from the sale of 381,842 Biorem shares. The Company will also continue to assist its investee companies in their efforts to obtain outside financing in order to fund their growth and development of their business plans. Certain of the Company’s financial obligations included in current liabilities relate to items that will not be paid in the near term. The Company will carefully manage its cash payments on such obligations.
As announced on December 30, 2005 CVF’s Board of Directors approved a $500,000 stock buyback program. The program allows the Company to make up to $500,000 of stock repurchases. As of July 28, 2006 the Company has purchased 1,145,861 shares under this repurchase agreement at a total price of $453,554.
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
Contingencies — The Company is currently under an audit by the Internal Revenue Service(“IRS”). As part of the routine audit, the IRS indicated that they reviewed the treatment of capital losses claimed in the prior year and refunds of $2,532,000 received in 2001. A proposed deficiency in federal income tax was issued by the IRS on December 1, 2003 totaling $2,969,123. On February 5, 2004 CVF issued a formal protest to the proposed deficiency and its protest has now gone before appeals at the IRS. If it is not resolved at the appeals level of the IRS, CVF intends to challenge the IRS ruling in federal tax court, as CVF and its legal counsel strongly believes its original deductions were correctly taken. This process could take up to 18 more months to be resolved.
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
Item 3. Controls and Procedures
(a)	The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

(b)	There has been no significant change in the Company’s internal controls over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Small Business Issuer Purchases of Equity Securities

			Total No. of shares	Maximum Approximate Dollar
	Total Number	Average	purchased as part of	Value of shares that may yet
	of Shares	Price Paid	publicly announced plans	be purchased under publicly
PERIOD	Purchased	per Share	or programs	announced plans or programs
January 2006	84,100	$0.33	84,100	$470,543.00
February 2006	49,300	$0.36	49,300	$451,889.50
March 2006	38,100	$0.38	38,100	$436,875.60
April 2006	879,961	$0.40	879,961	$82,733.95
May 2006	89,800	$0.37	89,800	$47,940.14
June 2006	4,600	$0.33	4,600	$46,445.14

TOTAL	1,145,861	$0.39	1,145,861	$46,445.14

Item 6. Exhibits
(11)	Statement re computation of per share earnings

(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certifications Pursuant to 18 U.S.C. 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
DATED: August 14, 2006

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