Form 10KSB
period 2006-12-31
CVF TECHNOLOGIES CORP
filed 2007-04-13
CIK 1032997

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006.
COMMISSION FILE NUMBER 00-29266
CVF TECHNOLOGIES CORPORATION
(Name of Small Business Issuer in its charter)

NEVADA	87-0429335

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

8604 Main Street, Suite 1
WILLIAMSVILLE, NEW YORK	14221

(Address of principal executive offices)	(Zip Code)
(716) 565-4711

(Issuer’s telephone number)
Securities registered under Section 12(b) of the Act: None
Securities registered under Section 12(g) of the Act: Common Stock ($0.001 par value)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑      No ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this
Form 10-KSB. ☑
State issuer’s revenues for most recent fiscal year: $1,511,638.
State the aggregate market value of the voting and non-voting common equity held by non-affiliates (based on the closing price on the NASD OTC Bulletin Board) as of March 12, 2007: $1,994,474. For purposes of determining this amount only, Registrant has defined affiliates as including (a) the executive officers named in Part III of this 10-KSB report, (b) all directors of Registrant, and (c) each shareholder that has informed Registrant by March 12, 2007 that it is the beneficial owner of 10% or more of the outstanding common stock of Registrant.
Indicate the number of shares outstanding of each class of the Registrant’s Common Stock, as of March 12, 2007:
Common Stock: 12,637,735 shares
Transitional Small Business Disclosure Format: Yes ☐ No ☑

PART I
ITEM 1. DESCRIPTION OF BUSINESS
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
After CVF’s initial investment, an investee company often requires additional capital to meet its business plan. Consequently, the Company actively assists its investee companies in obtaining additional capital which is usually sourced through CVF’s own resources or via other participants. CVF’s ability to continue to provide assistance to its investees is subject to the limitations of its own financial resources. CVF’s resources are currently more liquid as a result of the Gemprint sale and Biorem having become a public company. Therefore CVF expects to have more flexibility in assisting its investee companies which will be determined by the liquidity of its assets.
See “Factors That May Affect Future Results.”
The following is a list of CVF’s investee companies (the “Corporations”), showing CVF’s percentage ownership in each as of March 1, 2007:

CVF’s PERCENTAGE
OWNERSHIP OF
VOTING SECURITIES
CORPORATION	OF ACTIVE COMPANIES
1. Ecoval Corporation	85%
2. G.P. Royalty Distribution Corporation (formerly Gemprint Corporation)	65%
3. Xylodyne Corporation	40%
4. Petrozyme Technologies Inc.	50%
5. Biorem Inc. (formerly Biorem Technologies Inc.)	24%
The Corporations
All of the above Corporations were private companies during 2006 and 2005 with the exception of Biorem which went public in Canada in January 2005. The following paragraphs provide a brief description of each Corporation. Each Corporation that is actively involved in operating a technology business has its own business plan, history, financial statements, and has management teams in place, completed the development of its own products, established markets and distribution channels and sold its products.

Proceeds from any additional funding received by CVF’s Corporations will be utilized, in each case, primarily for expansion of marketing and sales capability to enable the entity to realize its commercial potential over the next two to three years. As is common with early stage technology companies, some of these holdings have historically operated at a loss or at break-even and some of them may continue to operate at a loss for the foreseeable future. However, one of the holdings, Biorem, was profitable in four of the last five years. The ability of those investees, which are not profitable, to meet their business goals may be subject to limitations based on CVF’s ability to provide continued financial assistance. See “Factors That May Affect Future Results.” However, the investee companies have the option to seek third party financing, and have successfully done so in the past.
Consolidated Entities:
“Consolidated Entities” refers to those Corporations in which CVF had a greater than 50% ownership of the voting stock at some point during 2006. Although CVF has less than a 50% ownership (40%) in Xylodyne that Corporation is consolidated into CVF as CVF is the only investor that invested sizeable funds into that company. The total assets and liabilities of each of the Consolidated Entities are included within the financial results and position of CVF for the year ended December 31, 2006 and in the comparative balances for the previous year as shown in the Financial Statements included in Part II, Item 7 of this Form 10-KSB. The Company has provided loans to its Consolidated Entities which have been eliminated for accounting purposes in consolidation and are not reflected in CVF’s financial statements. These loans represent amounts owed to CVF by the Corporations.
The three Consolidated Entities that are consolidated within the financial results of CVF are as follows:
1. Ecoval Corporation (“Ecoval”)
Ecoval (www.naturesglory.com), which has its headquarters located in Williamsville, N.Y., and its wholly owned subsidiaries in Canada, is in the business of developing, manufacturing and marketing environmentally friendly lawn and garden products. Ecoval sells to the retail/consumer, municipal, institutional, specialty agricultural, Vegetation Management and Integrated Pest Management Markets. Ecoval’s product line includes a line of herbicides, a non-toxic insecticide, fungicide, moss-cleaner, and fertilizers.
Ecoval’s signature product is its patented eco-friendly line of herbicides. Research results show the herbicide technology to be efficacious, non-toxic, biodegradable and faster acting than conventional chemical products. Ecoval’s herbicides have received regulatory approval in Canada through the Pesticide Management Regulatory Agency (PMRA) and through the Environmental Protection Agency (EPA) in the United States.
Ecoval works to identify, evaluate, and develop the most efficacious eco-friendly technologies available. The company then brings products to market through various distribution channels. Ecoval licenses its products to select partners, as well as sells direct under Ecoval brand names. In Canada, Ecoval’s patented, fast-acting, non-selective herbicides are sold under the Scotts EcoSensetm brand in the consumer market, and as EcoClear Weed Killertm to the commercial/ professional markets. For 2007, the EcoSharp Weed Killertm line will be introduced into the US market.
In 2004 Ecoval signed an exclusive retail licensing agreement with Scotts Canada Ltd. for the production and retail marketing of Ecoval’s herbicide in Canada. In 2005 the herbicide was introduced under the Scotts’ EcoSense brand of alternative lawn and garden care products. EcoSense is available in most of the major retail chains in Canada. Ecoval receives royalty payments based on Scotts’ sales of Ecoval’s herbicide product.
Canada has been increasingly moving towards alternative or environmentally friendly horticultural methods. A significant percentage of the Canadian population now lives under some type of pesticide by-law or ban. During 2006 Ecoval successfully launched a new initiative in Canada to address the commercial, professional and industrial markets. As a result of this initiative the use of the EcoCleartm herbicide was successfully implemented at a large number of key Canadian municipalities, golf courses, parks, universities, schools, and hospitals.
Ecoval and its distribution partners will continue to position Ecoval’s products as the best option for environmentally sensitive applications. Based on the success of the Canadian marketing initiatives, Ecoval will establish a similar program for the US market to coincide with the launch of the EcoSharpTM herbicide. Ecoval is currently working to establish additional distributor relationships and potential licensees, as well as build on existing sales.
2. G.P. Royalty Distribution Corporation (formerly Gemprint(TM)Corporation) (“Gemprint”)
Gemprint TM, a Toronto, Ontario based company, was in the business of providing security systems and services to the jewelry industry to enable diamonds and other precious gems to be uniquely identified non-invasively (fingerprinted) using a patented low power laser imaging system. The results were stored in a data base for later verification and recovery of lost or stolen gems and for gem inventory management. Gemprint’s Isi System had application with all segments of the diamond supply chain (i.e. cutters/polishers, grading laboratories, manufacturers, wholesalers, retailers and Internet traders). Law enforcement agencies and many insurance companies supported the Gemprint system (approximately 25 insurance companies offered a 10% discount on diamond insurance policies if the insured gem was accompanied by its GemprintTM Certificate of Registration). Gemprint was also used by several internet diamond traders as well as Zales Corporation, the largest U.S. retailer of jewelry, and Movado Corporation, one of the largest watch manufacturers in the world.
Gemprint’s operating results are consolidated in CVF’s results only through December 22, 2005 when Gemprint completed the sale of substantially all of the assets to an independent third party. The sale was completed pursuant to an asset purchase agreement which was entered into by Collectors Universe on November 30, 2005, with Gemprint and certain of its major shareholders. Under that agreement, Collectors Universe paid a purchase price consisting of $7.5 million in cash, at closing, and agreed to pay $1 for each diamond registered using the Gemprint process in excess of 100,000 registrations during any year in the next five years. The asset purchase agreement and the sale of Gemprint’s business and assets to Collectors Universe pursuant to that agreement were approved by the Gemprint shareholders at a special shareholders meeting held on December 19, 2005. At that time Gemprint changed its name to G.P. Royalty Distribution Corporation. Collectors Universe is bundling Gemprint with its G-CAL grading program and is planning to make Gemprint a key part of its diamond industry initiative.
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
3. Xylodyne Corporation (“Xylodyne”)
In April 2006 the Company invested in a newly formed Ontario corporation, Xylodyne Corporation (www.badboynorth.com). The Company advanced a total of $325,000 cdn in March/April 2006 of which $12,000 was invested in common stock and the remainder in an interest bearing debenture. CVF owns 40% of the common stock of Xylodyne Corporation. However since the Company is currently the only substantial investor in Xylodyne Corporation it is consolidated into the results of CVF. The Company is in the business of developing and distributing off road 4 wheel drive electric vehicles. The business commenced operations in April 2006.
Equity Investees:
“Equity Investees” are investee Corporations in which CVF holds 50% or less equity ownership but more than or equal to 20% ownership. The Equity Investees’ accounts are not consolidated in CVF’s financial statements (with the exception of Xylodyne as discussed above) and generally the net income or loss of the Equity Investees would be included in CVF’s financial statements only to the extent of CVF’s percentage holdings of these entities. With respect to Petrozyme the net equity positions, after share of losses, of all other investors have been reduced to nil. As such, the Company had included 100% of Petrozyme’s losses in income (until CVF’s investment was reduced to zero) rather than the percentage owned by the Company.

CVF’s two Equity Investees are described below:
4. Petrozyme Technologies Inc. (“Petrozyme”)
Petrozyme (www.petrozyme.com), is a Guelph, Ontario based company engaged in the business of developing and marketing its proprietary processes utilizing industrial bioreactors for the degradation and recovery of petroleum and organic wastes. The exploration, production and refinement of oil generate significant quantities of oily wastes. According to estimates from the American Petroleum Institute (API), the EPA and the U.S. Department of Energy, based on data between 1996 and 1998, the cost to safely manage oily wastes produced by refineries in the United States exceeds $1.0 billion per year. Petrozyme’s proprietary onsite treatment process will provide significant costs savings to those US refineries that send these hazardous wastes offsite for treatment.
Around the world, more countries are moving to ban the “land disposal” of untreated refinery sludge. Ontario, the province with the largest refining capacity in Canada, passed a regulation that will ban landfarming in 2009. Petrozyme’s low cost treatment technology is ideally suited for countries that want to improve their environmental protection but lack the infrastructure for petroleum waste treatment.
Petrozyme also has two patented technologies for treating contaminated soils. The “REMSEP Process” (U.S. Patent# 6,251,058) was developed to remove PCBs and chlorinated pesticides from soil. The second technology, the “PETROSEP Process” (US Patent No 6,153,017) is used to treat soils contaminated with oil.
Discussions continue with oil companies in Saudi Arabia about the use of the Petrozyme process for oily sludge treatment when landfarming is banned in 2007. The Saudi Arabian state owned oil company, Saudi Aramco, is expected to begin to treat these wastes in 2008.
5. BIOREM INC. (formerly Biorem Technologies Inc.) (“BIOREM”)
BIOREM (www.biorem.biz), an industrial biotech company based in Guelph, Ontario, is engaged in the business of applying industrial microbiological technology to municipal and industrial environmental applications. The business focus of BIOREM is the design and installation of biological air filters, or biofilters, for the removal of odor and other air pollutants from municipal and industrial sources. Since 1999, BIOREM has made significant progress in the commercialization of its biofilter technology, having successfully completed more than 400 biofilter installations in the U.S. and Canada. During 2004, BIOREM received its first overseas orders from China and Saudi Arabia. BIOREM has a network of manufacturers’ representatives to provide effective coverage of the rapidly growing U.S. and Canadian municipal odor control market.
In 2000, BIOREM introduced BIOSORBENSTM a new, long lasting, superior biofilter media. Biorem is a leading supplier of biofilters for air pollution control in municipal and industrial applications, including the recently acquired BIOCUBE® modular units. BIOREM also introduced the BASYSTM biofilter, a patented, modular unit adapted for catalogue item type purchases. Both product developments specifically address the dramatically increasing demand for easy to use, highly efficient biofilter systems for air emission control. Continued technical and service support to clients has earned BIOREM a reputation as the leading biofilter supplier in the North American market for municipal odor control.
In January 2005 Biorem completed its going public transactions and began trading on the Toronto Venture Exchange under the symbol BRM. CVF’s ownership position in Biorem as of March 12, 2007 is approximately 2.8 million shares representing approximately 24% of the outstanding shares.

Number of Employees
As of December 31, 2006, CVF and its Consolidated Entities (Ecoval, Xylodyne and Gemprint) had a total of 11 full-time employees and its equity holdings (Biorem and Petrozyme) had 38 full-time employees.
ITEM 2 DESCRIPTION OF PROPERTY
CVF leases premises in which its principal executive office is located at 8604 Main Street, Suite 1, Williamsville, New York on a one year lease (commencing December 2006) with lease payments equal to $17,958 annually. All of the business premises and facilities used by the Consolidated Entities are leased. These facilities (CVF’s offices, Xylodyne’s offices and Ecoval’s offices) serve as administrative offices. The facilities generally range in size from 200 to 1,500 square feet. The lease terms expire in 2007 to 2008.
ITEM 3 LEGAL PROCEEDINGS
The Company is not aware of any material pending proceedings.
ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
During the fourth quarter of 2006 no matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise.
PART II
ITEM 5 MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
(a) Market Information
The following table sets forth the high and low sales prices per Common Share on the NASD OTC Bulletin Board:

	LOW	HIGH
2006 - 1st Quarter	0.28	0.39
- 2nd Quarter	0.32	0.50
- 3rd Quarter	0.22	0.32
- 4th Quarter	0.16	0.22

2005 - 1st Quarter	0.32	0.51
- 2nd Quarter	0.15	0.38
- 3rd Quarter	0.17	0.28
- 4th Quarter	0.15	0.35
The prices quoted on the OTC Bulletin Board represent over-the-counter market quotations and reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.
(b) Holders of Record
At March 12, 2007, there were approximately 328 holders of record of CVF’s common stock.
(c) Dividends
CVF has never paid a dividend on the common stock. The payment of any future dividends will be at the sole discretion of CVF’s Board of Directors. CVF intends to retain earnings to finance the expansion of its business but may consider paying dividends of its common stock at some time in the future.
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

Number of securities
remaining available
		Weighted-	for
	Number of	average	future issuance
	securities to	exercise price	under
	be issued upon	of	equity compensation
	exercise of	outstanding	plans (excluding
	outstanding	options,	securities
	options, warrants	warrants	reflected in column
Plan category	and rights	and rights	(a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	70,000	0.16	- 0 -

Equity compensation plans not approved by security holders	275,000	0.30	- 0 -

Total	345,000	0.27	- 0 -
In April 2006 the Board of Directors of the Company approved the Corporation’s Management Incentive Program. In connection with the program, restricted stock was granted to officers and employees of the Company totaling 1,660,000 restricted common shares. These shares will vest at the end of each year over a three year period beginning April 2007 with vesting accelerated on a change of control.
The Company also has outstanding 377,131 warrants to acquire common stock issued to individuals and organizations outside the Company. These warrants have an exercise price ranging from $0.16 per share to $0.35 per share and expiration dates ranging from February 27, 2007 to April 16, 2007.
(e) Recent Sales of Unregistered Securities
None
(f) Purchases of Equity Securities
As announced on December 30, 2005 the Company’s Board of Directors approved up to a maximum $500,000 stock buyback program. The program allows the Company to make up to $500,000 of stock repurchases. As of March 12, 2007 the Company has purchased 1,182,661 shares under this repurchase program for a total of $461,218.

Small Business Issuer Purchases of Equity Securities

				Maximum Approximate Dollar
			Total No. of shares	Value of shares that may
	Total Number	Average	purchased as part of	yet be purchased under
	of Shares	Price Paid	publicly announced	publicly announced plans or
PERIOD	Purchased	per Share	plans or programs	programs
January 2006	84,100	$0.33	84,100	$470,543.00
February 2006	49,300	$0.36	49,300	$451,889.50
March 2006	38,100	$0.38	38,100	$436,875.60
April 2006	879,961	$0.40	879,961	$82,733.95
May 2006	89,800	$0.37	89,800	$47,940.14
June 2006	4,600	$0.33	4,600	$46,445.14
September 2006	16,800	$0.23	16,800	$42,581.14
October 2006	4,200	$0.19	4,200	$41,783.14
November 2006	15,800	$0.19	15,800	$38,781.14
December 2006	-0-	-0-	-0-	$38,781.14

TOTAL	1,182,661	$0.38	1,182,661	$38,781.14

ITEM 6 MANAGEMENT’S DISCUSSION AND ANALYSIS
Plan of Operation
Subject to the limitations of its financial position as discussed below, CVF plans to build on the successes and advances achieved by its investee companies in 2006. It will continue its efforts to assist all of its investee companies to realize their full potential. The ability of certain of the investee companies which currently are not profitable, to meet the goals included in the plan of operation may be limited by CVF’s ability to fund its investees as described in “Factors That May Affect Future Results”.
Ecoval will continue to grow its sales by further promotion of its current product line. This includes supporting the current marketing programs, signing up new distribution partners and licensees, and entering new markets. Ecoval will launch the EcoSharptm herbicide in 2007 for the US market. Ecoval will also look to cut costs and expenses through improvements in manufacturing, raw materials cost, and logistical management. The company is working on a number of business development projects and partnerships to launch new products into Ecoval’s distribution channels.
One of the reasons for selling Gemprint was to help commercialize Gemprint’s technology. The purchaser has agreed to pay $1 for each diamond registered using the Gemprint process in excess of 100,000 registrations during any year in the following five years. During 2006 there were no payments received under this arrangement. The purchaser plans on incorporating the GemprintTM process in to its diamond grading process, so that each graded diamond will also carry a GemprintTM image stored in the purchasers registered database. The incorporation of the GemprintTM process will enable the purchaser to record the unique “fingerprint” of each diamond it grades, which will make it possible to match its graded diamonds, on a one-to-one basis with their certificates. The result of the inclusion of GemprintTM in the purchaser’s process is that the purchaser will be able to provide an additional measure of protection against misrepresentations of diamond quality that can occur by, for example, switching a diamond grading certificate issued for a higher quality diamond to a lower quality diamond. The purchaser’s planned use of the GemprintTM technology will represent a significant advancement in the security of the diamond grading certificate. With the incorporation of GemprintTM into their grading process, they will be able to implement anti-fraud and anti-counterfeiting measures that they believe will make their grading certificate the most secure and trustworthy diamond grading certificate in the world. The purchaser believes that, because the GemprintTM process is non-invasive and the “fingerprint” it captures is inherent in the diamond itself, the GemprintTM identification method is far superior to laser engraving a diamond, since such an engraving can be easily counterfeited by polishing off that engraving and then re-engraving the diamond.
Xylodyne achieved sales of $1,330,641 for its first calendar year (which represented 9 months of operations) and in 2007 Xylodyne will continue to aggressively work to expand its dealer network in the northeastern United States and Canada.
Petrozyme signed a non-disclosure agreement with a large international oil services company to investigate the use of the Petrozyme Process for treating oily wastes generated from drilling new oil and gas wells. This would broaden the market for Petrozyme’s technology beyond the oily waste generated from oil refineries to include oily wastes generated from oil exploration and production.
Biorem had revenue of cdn $12,008,000 in 2006 which represented a new annual record for the Company after 6 years of continuous growth. The Company’s long sales cycle and the variability in the size of the Company’s orders may cause revenue fluctuations period to period. The nature of the Biorem business continued to be variable from quarter-to-quarter and bookings at the end of 2006 were slowed by numerous delays from customers that will push bookings planned in 2006 into 2007. The reduced bookings toward the end of 2006 will slow the revenue in early 2007, however the majority of the new business opportunities remain intact and we expect those opportunities to be realized in 2007. The funnel of sales opportunities is significant and Biorem is aggressively working to convert them to orders in 2007.
Milestones reached by Biorem during 2006 were as follows:
1.	The Company continued to invest in sales staff and research and development activities. In 2006, the new MytilusTM biotrickling filter was introduced into the field with 5 installations now completed or in construction. The successful introduction of this product line has significantly broadened the sales opportunities for the Company. BIOREM is now the only biological odor management company that has a comprehensive line of both biofilters and biotrickling filters for the growing market.

2.	Two new patent applications were filed for the use of a novel filter media in biofilters and biotrickling filters. In addition, new municipal SynergyTM products were introduced that incorporate combined biological processes for reliable treatment results over a broad range of air inlet conditions.

3.	Progress was made in new markets areas in industry as well as internationally. Two projects worth in excess of $2 million total were completed or in progress in 2006 for odor control in new municipal solid waste composting installations. Additionally, two municipal biofilter systems were installed in Israel with high customer satisfaction, further demonstrating Biorem’s ability to compete for and expand its business internationally.

4.	In 2006 Biorem strengthened both the management team and the Board of Directors. New positions of Director of Municipal Sales and VP of Research were added, recognizing the importance of these two functions in both near term and short term growth. Sales managers located in each US sales region and a program to proactively manage the network of 26 manufacturers’ reps provides improved representation across the continent that is expected to result in increased sales productivity. Internally, applications engineering and customer service groups were created to improve customer response and satisfaction.

5.	Two new board members were added in 2006 who provided excellent supplementary guidance to the Company in strategic direction for augmenting development of sales growth.
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

Comparison of Consolidated Results 2006 and 2005
Consolidated sales of CVF for the fiscal year amounted to $1,478,454, representing an increase of $1,021,507 compared to sales of $456,947 for 2005. The increase in sales was due to Xylodyne’s sales of $1,330,641 in 2006 (versus nil activity in 2005 as Xylodyne began operations during 2006), Ecoval sales increasing by $102,837 (229%) since the company ramped up sales and marketing activity and focused on its pesticide division, offset by Gemprint no longer having sales following the sale of its assets in 2005 compared to sales of $411,971 in 2005.
CVF, on a stand-alone basis, has no sales from operations. Sales and gross profit reflect the operations of CVF’s consolidated subsidiaries only. These subsidiaries include Ecoval, Xylodyne and Gemprint (effective December 2005 Gemprint no longer has sales following the sale of its assets).
CVF records profit and loss using the equity method for companies in which CVF holds 20% to 50% ownership (the exception being Xylodyne which is consolidated as CVF is currently the only material investor in that company). These companies, Biorem and Petrozyme, are not included in CVF’s consolidated results.
CVF’s gross margin of $297,120 for 2006 represents a decrease of $5,415 compared to gross margin of $302,535 for 2005. This decrease is due to Gemprint which had zero gross margin in 2006 (effective December 2005 Gemprint no longer has sales following the sale of its assets) compared to $296,051 gross margin in 2005. Overall CVF’s gross margin percentage of sales decreased to 17.9% for 2006 from 66.2% for 2005. This decrease in gross margin percentage is due to Xylodyne’s low gross margin business and due to the effect of no longer having Gemprint sales which had a 71.9% gross margin in 2005.
Selling, general and administrative expenses, on a consolidated basis, amounted to $2,291,670 for 2006 representing an increase of $40,054 (2%) compared to $2,251,616 for 2005. This increase is mainly due to higher expenses of $224,929 at Ecoval related to the ramping up the sales and marketing activities, and Xylodyne expenses totaling $366,881 in 2006 versus nil in 2005 (as the business began operations in April 2006) offset by having much lower expenses at Gemprint ($457,679 or 72% lower) as that company has sold its assets and no longer operates as a business and lower expenses at the parent of $94,077 (6.2%). The decrease at the parent is due to substantially lower bonuses for 2006 versus 2005 offset by the recording of the vested portion of the restricted CVF stock issued totaling $161,843 in 2006, and severance totaling $37,656 during 2006. Management continues to undertake a concerted effort to effect an overall reduction in administrative costs. Over the past 4 years CVF has undertaken many initiatives to lower the Company’s expenses. See further discussion in the Liquidity and Capital Resources section.
Loss from continuing operations increased to $1,994,550 in 2006 from $1,949,081 in 2005, an increase of $45,469 (or 2%).
Net interest income was $102,042 for 2006 compared to income of $1,272,217 in 2005. The income in 2005 represented payment of the accrued interest from Gemprint as a result of the asset sale of Gemprint to Collectors Universe in December 2005.
Other income of $567,712 represents recording the Gemprint minority shareholder receivable as well as payment actually received from that shareholder during 2006 versus $11,113 in 2005 which mainly represented royalty payments received from Scotts due to the sale by them of Ecoval herbicide during 2005.
Loss from equity holdings (entities in which CVF has a 50% or less ownership) was a loss of $188,077 in 2006 compared to income of $90,044 in 2005. This represents CVF’s share of Biorem’s loss in 2006 compared to CVF’s share of Biorem’s income in 2005.
Gain on sale of holdings amounted to $1,541,630 in 2005. In 2005 the Company sold a portion of its holdings in Biorem.
Income from sale of asset totaling $6,361,304 in 2005 represented the asset sale (and appropriate gain from this transaction) by Gemprint to Collectors Universe in December 2005.
Goodwill impairment expense of $1,200,108 in 2005 represented write-off of the unamortized goodwill balance of Gemprint as the asset was sold in December 2005.

Minority interest – included in 2006 is income of $101,257 compared to $916,936 of expense in 2005 relating to the minority shareholders of Gemprint.
CVF’s realized translation loss which totaled $417,660 in 2006 was due to the further strengthening of the Canadian dollar during 2006 compared to a gain of $8,629 in 2005.
Income tax expense amounted to an expense of $15,815 in 2006 due mainly to minimum income tax payments compared to an income tax recovery of $81,003 in 2005 which represented the recording of the deferred taxes for Ecoval.
As a result of the operations described above, CVF recorded a net loss of $1,845,091 in 2006 as compared to a net income of $5,299,815 in 2005.
LIQUIDITY AND CAPITAL RESOURCES
Total stockholders’ equity as of December 31, 2006 was $42,400 compared to $3,377,632 as of December 31, 2005. This net decrease in the equity of $3,335,232 is primarily attributable to the redemption of the Series C preferred stock in February 2006 totaling $1,130,767 and the net loss of $1,845,091 which was recognized in 2006.
The current ratio of CVF as at December 31, 2006 is 1.22 to 1, which has decreased from 2.88 to 1 as at December 31, 2005. This decrease is due mainly to the cash used totaling $1,130,767 for the redemption of the Series C preferred stock in February 2006 and treasury shares purchased totaling $453,554.
CVF management anticipates that over the next twelve month period CVF should have sufficient cash from various sources to sustain itself. Between cash on hand, value of the Biorem stock that became listed on a public market in January 2005, and the sales of a portion of its holdings in certain investee companies such as the sale of Gemprint in 2005, the Company expects to have enough cash to fund itself and certain of its investee companies that are currently not profitable. Additionally, CVF has limited outside debt and a line of credit could be sought.
Over the past five and a half years CVF has undertaken many initiatives to lower the parent company’s expenses. These initiatives have included lowering the head count of its office staff as well as the elimination of executive positions. The use of consultants has been significantly reduced. Travel and entertainment has been significantly reduced over the last 3 years and will continue at the reduced level going forward. CVF management has adopted a very aggressive cost and expenditure controls and monitoring policy. CVF, on February 27, 2006, redeemed its Series C Preferred Stock as well as paid accrued dividends for total cash payment of $1,130,767.
As at December 31, 2006, CVF’s cash balance was $2,332,690 (including restricted cash of $1,167,954) which is a decrease of $4,185,203 compared to December 31, 2005. During 2006 CVF used $1,130,767 to redeem its outstanding Series C preferred shares, $461,218 to purchase treasury shares and $286,000 to invest in Xylodyne. The remainder of the reduction of CVF’s cash position was from investment in it current portfolio companies and its parent company overhead. The primary source of cash for the Company is expected to be from the proceeds of the sale of Gemprint and if necessary some of its holdings in Biorem, or from CVF issuing additional securities. During 2005 CVF obtained $1,814,789 from the sale of 793,642 Biorem common shares, sale of preferred shares, dividend receipts and interest income. In November 2006 CVF received $860,306 from Gemprint as a shareholder distribution of capital. The Company will also continue to assist its investee companies in their efforts to obtain outside financing in order to fund their growth and development of their business plans. Certain of the Company’s financial obligations included in current liabilities related to items that will not be paid in the near term. The Company will carefully manage its cash payments on such obligations.
As announced on December 30, 2005 CVF’s Board of Directors approved a $500,000 stock buyback program. The program allows the Company to make up to $500,000 of stock repurchases. As of March 12, 2007 the Company has purchased 1,182,661 shares for $461,218 under this repurchase agreement.

Critical Accounting Policies
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
As of December 31, 2004 the carrying value of the intangible assets associated with its subsidiary, Ecoval, has been reduced through normal amortization to zero. Although Ecoval has successfully developed natural pesticide, herbicide and fertilizer products, and patented certain technologies related to these products, sales of these products and related cashflows are still being developed, as the Company works to expand its licensing and marketing partnerships.
Contingencies -
As the result of an audit, in 2003 the IRS proposed adjustments to the Company’s income tax returns for 1997, 2000, and 2001, and asserted a tax deficiency of $2,969,123, plus interest. More specifically, the IRS proposed disallowances of (1) bad debt deductions in 2000 and 2001 in the amounts of $1,221,494 and $1,232,257, respectively; (2) worthless stock loss in the amount of $5,806,496 in 2000; (3) worthless stock loss in the amount of $2,141,566 in 2000; and (4) capital loss carryback of $447,452 from the taxable year 2001 to 1997. The administrative appeals division of the IRS and the Company agreed to settle the dispute. Under such settlement, the IRS would concede (1) and (3) and the Company would concede (4). With respect to (2), the worthless stock loss in 2000, the IRS and the Company would agree the loss would be allowed, in part, in 2000 and, in part, in 2001 ($3,870,999 in 2000; $1,935,490 in 2001). Because that loss was carried back to 1997, the settlement would result in a total tax deficiency of $515,030, plus interest, for the tax year 1997 and no deficiencies for 2000 and 2001. The part of the loss disallowed for carryback from 2000 to 1997 would be available as a carryforward for years after 2001. The settlement is subject to one more level of approval. If the proposed settlement is not approved, the amount of any tax liability would depend on the outcome of additional steps to resolve the dispute.
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
Stock Options/Warrants/Restricted Stock Grants –
During 2006, the Company granted nil [nil in 2005] stock options to certain officers, employees and directors. The exercise price of all options issued was equal to the market value of the underlying stock on the date on which options were granted.
The Company also issued warrants which were priced at $0.16 on April 16, 2002. The warrants are fully vested and subject to fair value accounting in accordance with SFAS 123. The charge to income for the warrants issued was $111,094 during 2002.
On April 6, 2006 the Board of Directors of the Company approved the Corporation’s Management Incentive Program. In connection with the program, CVF restricted common stock was granted to officers and employees of the Company totaling 1,660,000 restricted common shares. These shares will vest at the end of each year over a three year period beginning April 2007 with vesting accelerated on a change of control. The value of these shares was recorded at $0.39 per share which was the closing market price on that date. The expense is being recorded over the period that the shares vest (36 months). During 2006 an expense of $161,843 was recorded.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-KSB, under the captions “The Corporations,” “Financial Considerations” and elsewhere, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Such forward-looking statements involve unknown and uncertain risks, uncertainties and other factors which may cause the actual results, performance or achievements of CVF, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, prospective investors are cautioned not to place undo reliance on such forward-looking statements.
Factors That May Affect Future Results
As at December 31, 2006, cash reserve, and other liquid resources was $2,332,690. The Company has operating cash requirements in the range of $100,000 monthly, though the Company is working to reduce this expense. The primary source of cash for the Company in 2007 is expected to be cash on hand and if necessary a portion of its investments in Biorem (which had a value to CVF as of March 12, 2007 of approximately $4.2 million), or through borrowing against CVF’s assets. The Company will also continue to assist its investee companies in their efforts to obtain outside financing in order to fund their growth and development of their business plans. Certain of the Company’s financial obligations included in current liabilities relate to items that will not be paid in the near term. The Company will carefully manage its cash payments on such obligations.
Other factors that may affect CVF’s future results include:
•	general economic and business conditions;

•	foreign currency fluctuations, particularly involving Canadian dollars;

•	the Company’s ability to find additional suitable investments and the ability of those investments to generate an acceptable return on invested capital;

•	the uncertainties and risks involved in investing in early-stage development companies which can arise because of the lack of a customer base, lack of name recognition and credibility, the need to bring in experienced management and the need to develop and refine the business and its operations, among other reasons;

•	the Company’s ability to obtain capital to fund its operations and those of its investees, if those expenses were to increase significantly.
The Company will not update any forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements.
FINANCIAL CONSIDERATIONS
The business of CVF is subject to risks described above and elsewhere in this report, and an investor should consider the following:
Early Stage Development Companies. Some of the Corporations are early stage development companies with a limited relevant operating history upon which an evaluation of its prospects can be made. As such, there can be no assurance of the future success of any of the Corporations.
Quarterly Fluctuations. CVF’s financial results have historically been, and will continue to be, subject to quarterly and annual fluctuations due to a variety of factors, primarily resulting from the nature of the technology companies in which it invests. Any shortfall in revenues in a given quarter may impact CVF’s results of operations due to an inability to adjust expenses during the quarter to match the level of revenues for the quarter. There can be no assurance that CVF will report net income in any period in the future, except when it realizes a gain from profitably selling off a portion of its assets, which is CVF’s core business model. While some of the Corporations have consistently reported losses, CVF has recorded income in certain fiscal periods as it did in 2005 and experienced fluctuations from period to period due to the sale of some of its holdings, other one-time transactions and similar events.
Rapid Technological Change. The markets for the Corporations’ products are generally characterized by rapidly changing technology, evolving industry standards, changes in customer needs and frequent new product introductions. The future success of the Corporations will depend on their ability to enhance current products, develop new products on a timely and cost-effective basis that meet changing customer needs and to respond to emerging industry standards and other technological changes. There can be no assurance that the Corporations will be successful in developing new products or enhancing their existing products on a timely basis, or that such new products or product enhancements will achieve market acceptance.

ITEM 7 FINANCIAL STATEMENTS
Consolidated Financial Statements
CVF Technologies Corporation
[Expressed in United States Currency]
December 31, 2006

CVF Technologies Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Directors
CVF Technologies Corporation
Williamsville, New York
We have audited the accompanying consolidated balance sheet of CVF Technologies Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ (deficit) equity, cash flows and comprehensive loss for each of the years then ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CVF Technologies Corporation as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years then ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States.

/s/ Sherb & Co., LLP
Certified Public Accountants
New York, New York
April 9, 2007

CVF Technologies Corporation
CONSOLIDATED BALANCE SHEETS

As at December 31	[Expressed in U.S. Currency]

	2006	2005
	$	$

ASSETS
Current Assets
Cash and cash equivalents	1,164,736	3,793,577
Restricted cash	1,167,954	2,724,316
Trade receivables, net	401,714	11,005
Inventory	62,126	9,932
Prepaid expenses and other	37,148	31,660

Total current assets	2,833,678	6,570,490

Property and equipment, net of accumulated depreciation	12,167	5,699
Loans receivable — related party	142,251	142,251
Equity investment in Biorem	487,546	626,000
Holdings available for sale, at market	18,628	1,058
Security Deposit, long-term	1,426	—
Note receivable	406,461	—

Total assets	3,902,157	7,345,498

See accompanying notes

CVF Technologies Corporation
CONSOLIDATED BALANCE SHEETS cont’d

As at December 31	[Expressed in U.S. Currency]

	2006	2005
	$	$

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	—	25,000
Accounts payables and accrued liabilities	2,322,857	2,260,153

Total current liabilities	2,322,857	2,285,153

Long-term liabilities
Deferred income taxes	87,195	87,424
Minority interest	832,111	916,936
Pension obligation	588,540	614,898

Total long-term liabilities	1,507,846	1,619,258

Redeemable Series A preferred stock, $0.001 par value, redeemable at $18.25 per share, authorized 500,000 shares, issued and outstanding shares 1,592 [2005; 3,477]	29,054	63,455

	3,859,757	3,967,866

Commitments and contingencies

Stockholders’ equity
Series C convertible preferred stock $0.001 par value, issued and outstanding nil shares, Stated value $1,000,000 [2005; 100,000]	—	100
Common stock, $0.001 par value, authorized 50,000,000 shares, outstanding 12,637,735 [2005; 13,820,396] and in treasury 1,664,361 [2005; 481,700]	15,962	14,302
Warrants	111,094	111,094
Additional paid-in capital	29,643,702	30,620,178
Treasury stock	(3,208,392)	(2,747,174)
Accumulated other comprehensive loss	(271,606)	(220,190)
Accumulated deficit	(26,248,360)	(24,400,678)

Total stockholders’ equity	42,400	3,377,632

Total liabilities and stockholders’ equity	3,902,157	7,345,498

See accompanying notes

CVF Technologies Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended December 31	[Expressed in U.S. Currency]

	2006	2005
	$	$

SALES	1,478,454	456,947
Royalty Income	33,184	—
Cost of sales	1,214,518	154,412

Gross margin	297,120	302,535

EXPENSES
Selling, general and administrative	2,291,670	2,251,616

Total expenses	2,291,670	2,251,616

Loss from continuing operations before under noted items	(1,994,550)	(1,949,081)

Other income (expenses)
Interest income (expense), net	102,042	1,272,217
Other income (expense)	—	11,113
Gain on Gemprint Note	567,712	—
(Loss) Income from equity investees	(188,077)	90,044
Gain on sale of Biorem	—	1,541,630
Income from sale of asset — Gemprint	—	6,361,304
Goodwill impairment write-off	—	(1,200,108)
Minority interest — Gemprint	101,257	(916,936)
Realized currency translation gain (loss)	(417,660)	8,629

Total other income	165,274	7,167,893

(Loss) income from operations before income taxes	(1,829,276)	5,218,812
Income taxes (recovery)	15,815	(81,003)

Net (loss) income	(1,845,091)	5,299,815

See accompanying notes

CVF Technologies Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS cont’d

Year ended December 31	[Expressed in U.S. Currency]

	2006	2005
	$	$

Net income (loss) attributable to common stockholders	(1,847,682)	5,296,720

Basic weighted average number of shares	12,915,659	13,818,289

Diluted weighted average number of shares	12,915,659	14,565,420

Basic earnings (loss) per share	(0.14)	0.38

Diluted earnings (loss) per share	(0.14)	0.36

See accompanying notes

CVF Technologies Corporation
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY cont’d

Year ended December 31	[Expressed in U.S. Currency]

				Series C				Accumulated
				Convertible	Additional			other
	Common stock			Preferred	paid-in	Accumulated	Treasury	comprehensive	Total
	Shares	Amount	Warrants	Stock	capital	deficit	stock	income	equity
	$	$	$	$	$	$	$	$	$

Balance — December 31, 2004	14,242,925	14,243	111,094	100	30,632,237	(29,697,398)	(2,747,174)	(409,594)	(2,096,492)
Net income						5,299,815			5,299,815
Dividends on Series A preferred stock						(3,095)			(3,095)
Unrealized loss on securities available for sale, net of reclassification adjustment								(306)	(306)
Shares exercised in options	59,171	59			23,141				23,200
Stock Option — change in market value					(35,200)				(35,200)
Translation adjustment								189,710	189,710

Balance – December 31, 2005	14,302,096	14,302	111,094	100	30,620,178	(24,400,678)	(2,747,174)	(220,190)	3,377,632

See accompanying notes

CVF Technologies Corporation
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY cont’d

Year ended December 31	[Expressed in U.S. Currency]

				Series C				Accumulated
				Convertible	Additional			other
	Common stock			Preferred	paid-in	Accumulated	Treasury	comprehensive	Total
	Shares	Amount	Warrants	Stock	capital	deficit	stock	income	equity
	$	$	$	$	$	$	$	$	$

Balance — December 31, 2005	14,302,096	14,302	111,094	100	30,620,178	(24,400,678)	(2,747,174)	(220,190)	3,377,632
Net (Loss)						(1,845,091)			(1,845,091)
Dividends on Series A preferred stock						(2,591)			(2,591)
Treasury shares purchased							(461,218)		(461,218)
Unrealized loss on securities available for sale, net of reclassification adjustment								(58)	(58)
Redemption of Series C				(100)	(1,130,667)				(1,130,767)
Restricted Shares issued	1,660,000	1,660			160,190				161,850
Warrants expired					(5,999)				(5,999)
Translation adjustment								(51,358)	(51,358)

Balance — December 31, 2006	15,962,096	15,962	111,094	0	29,643,702	(26,248,360)	(3,208,392)	(271,606)	42,400

See accompanying notes

CVF Technologies Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31	[Expressed in U.S. Currency]

	2006	2005
	$	$

OPERATING ACTIVITIES
Net income (loss) to cash used in operating activities	(1,845,091)	5,299,815
Adjustments to reconcile net loss from continuing operations
Depreciation and amortization	3,315	13,305
Gemprint goodwill impairment	—	1,200,108
Loss (Income) from equity investees	188,077	(90,044)
Minority interest in income	(101,257)	916,936
Gain on Gemprint note	(406,461)	—
Issuance of stock and exercise of options for services	—	23,200
Compensation expense for variable accounting for options	—	(35,200)
Deferred income tax expense	(229)	(154,468)
Amortization of shares issued for services	161,843	—
Changes in operating assets and liabilities
Decrease (increase) in trade receivables	(390,709)	128,308
Decrease (increase) in inventory and other	(52,194)	48,886
Prepaid expenses	(5,488)	(1,574)
Increase (decrease) in accounts payable and accrued liabilities	62,704	(967,936)
Deferred income taxes payable	—	(154,468)
Security Deposit	(1,426)	—
Pension expense	(26,358)	(4,018)

Cash provided by (applied to) operating activities	(2,413,274)	6,222,850

INVESTING ACTIVITIES
Proceeds from sales of Biorem shares	—	273,159
Investment in investee companies	(60,369)	—

Cash provided by (applied to) investing activities	(60,369)	273,159

FINANCING ACTIVITIES
Repayment of debt	(25,000)	239,139
Redemption of Series A preferred shares	(34,401)	—
Redemption of Series C preferred shares	(1,130,767)	—
Purchase of treasury stock	(461,218)	—
Exercise of options for cash	—	23,200
Gemprint preferred shares redeemed	—	(208,425)

Cash provided by (applied to) financing activities	(1,651,386)	53,914

Effect of exchange rate changes on cash and cash equivalents	(60,174)	(144,678)

Cash and cash equivalents (applied) during year	(4,185,203)	6,405,245
Cash and cash equivalents, beginning of year	6,517,893	112,648

Cash and cash equivalents, end of year	2,332,690	6,517,893

Cash paid during the year for interest	655	76,565
Cash paid during the year for income taxes	5,071	75,992

See accompanying notes

CVF Technologies Corporation
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Year ended December 31	[Expressed in U.S. Currency]

	2006	2005
	$	$

Net income( loss)	(1,845,091)	5,299,815

Other comprehensive income (loss), net of tax

Foreign currency translation adjustments [net of tax effect]	(51,358)	189,710

Unrealized holding (losses) gains:

Reclassification adjustments for previously recognized unrealized holding (gains) [net of taxes of ( $39) and ( $204) for the years ended December 31, 2006 and 2005]	(58)	(306)

	(58)	(306)

Total other comprehensive income (loss)	(51,416)	189,404

Comprehensive income (loss) during year	(1,896,507)	5,489,219

See accompanying notes

CVF Technologies Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2006 and 2005	[Expressed in U.S. Currency]

1. ORGANIZATION AND BUSINESS DESCRIPTION
CVF Technologies Corporation [the “Company” or “CVF”] is incorporated under the laws of the State of Nevada.
The Company is engaged primarily in the business of developing and managing private companies engaged in the environmental technology sector. The Company’s mandate is to acquire significant holdings in new and emerging companies to assist in the management of such companies and through them to engage in businesses. The Company’s mandate is also to gain income from the operations of its investees and the ultimate proceeds of disposal of such investments.
The Company holds majority ownership positions directly or indirectly in the following companies:
Ecoval Corporation [“Ecoval”], located in Williamsville, New York, was formed in December 2000. Ecoval’s business involves the development, manufacture and marketing of environmentally friendly organic herbicides, insecticides and tree recovery systems, targeted primarily for the lawn and garden retail/consumer market and specialty agricultural markets. At December 31, 2006, the Company has an 85% [85% in 2005] ownership interest in Ecoval.
G.P. Royalty Distribution Corporation (formerly Gemprint Corporation) [“Gemprint”] is a Toronto, Canada, company which was in the business of providing products and services to the jewelry industry to enable diamonds and other precious gems to be uniquely identified non-invasively [fingerprinted], using a patented low power laser imaging system. The results were stored in a database for later verification and recovery of lost or stolen gems. Gemprint’s Isi system had application with all segments of the diamond supply chain [i.e. cutter/polishers, grading laboratories, manufacturers, wholesalers, retailers and Internet traders].
During December 2005 Gemprint completed the sale of the business and substantially all of the assets of Gemprint for cash and a royalty agreement. The sale was completed pursuant to an asset purchase agreement which was entered into by Collectors Universe on November 30, 2005, with Gemprint and certain of its major shareholders. Under that agreement, Collectors Universe paid a purchase price consisting of $7.5 million in cash, at closing, and agreed to pay $1 for each diamond registered using the Gemprint process in excess of 100,000 registrations during any year in the next five years. The asset purchase agreement and the sale of Gemprint’s business and assets to Collectors Universe pursuant to that agreement were approved by the Gemprint shareholders at a special shareholders meeting held on December 19, 2005.
As part of this transaction CVF received approximately $3.7 million (US) as repayment of its debt and accrued interest owed to CVF by Gemprint. In addition CVF also will receive 65% of all future distributions from the proceeds of this transaction after all the debt and obligations of Gemprint have been paid.
In November 2006 CVF received $860,306 from Gemprint as a shareholder distribution of capital.

CVF Technologies Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2006 and 2005	[Expressed in U.S. Currency]

1. ORGANIZATION AND BUSINESS DESCRIPTION – cont’d
At December 31, 2006, the Company had a 65% [65% in 2005] ownership interest in Gemprint.
Xylodyne Corporation (“Xylodyne”), located in Ontario, was formed in March 2006. In March/April 2006 the Company advanced a total of $325,000 cdn of which $12,000 was invested in common stock and the remainder in an interest bearing debenture. CVF owns 40% of the common stock of Xylodyne however since the Company is currently the only substantial investor in Xylodyne, with a substantial amount of investment at risk, it is consolidated into the results of CVF pursuant to FIN 46R – Consolidation of Variable Interest Entities. The Company is primarily in the business of developing and distributing off-road electric vehicles. The business commenced operations in April 2006.
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
Holdings in which the Company has a 20-50% ownership position and significant influence are accounted for under the equity method of accounting (with the exception of Xylodyne as described above), such that the Company records losses to the extent of the Company’s total holdings in the investee, comprising its equity interest, advances and loans and guarantees.
The Company accounts for holdings of less than 20% ownership position as “available for sale”. These holdings are revalued to quoted market prices at each period end with the unrealized gain or loss, net of tax effect, recorded in accumulated other comprehensive income, an element of stockholders’ equity. The available for sale classification includes debt and equity securities which are carried at fair value. The Company accounts for holdings of less than 20% ownership for which market value is not readily available at cost less provisions for declines in value which are considered other than temporary. Such provisions are charged to earnings when recognized.
Gains or losses on sales of securities are recognized by the specific identification method.

CVF Technologies Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2006 and 2005	[Expressed in U.S. Currency]

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – cont’d
[b] Foreign currency translation
The Company uses the U.S. dollar as the reporting currency of its consolidated financial statements. However, the functional currency of the Company and its Canadian subsidiaries is the Canadian dollar. Accordingly, all balance sheet amounts of the Company and its Canadian subsidiaries are translated to U.S. dollars using the exchange rates in effect at the applicable year-end. Income statement amounts of the Company and its Canadian subsidiaries are translated to U.S. dollars at the average exchange rate for the applicable year. The gains and losses resulting from the translation of the Company’s financial statements into U.S. currency are recorded in accumulated other comprehensive loss.
Transactions and balances denominated in currencies other than the functional currency of the Company or its subsidiaries are re-measured in the Company’s functional currency using the exchange rate in effect on the date of the transaction. Translation adjustments arising on such re-measurement are included in the determination of net (loss) income.
[c] Cash and cash equivalents
The Company considers all highly liquid temporary cash investments, with a maturity of three months or less when purchased, to be cash equivalents. Occasionally, the Company may have cash balances in its bank accounts which exceed $100,000, the federal insured limit.
[d] Trade receivables
Trade receivables are presented net of allowance for doubtful accounts. The allowance was $79,802 at December 31, 2006 [$77,582 at December 31, 2005]. Bad debt expense was $nil during the year ended December 31, 2006 [$8,105 in 2005].
The allowance for doubtful accounts is determined at the subsidiary company level, and includes specifically identified accounts where there is doubt as to collection.
Accounts deemed uncollectible are applied against the allowance for doubtful accounts.
[e] Inventory
Finished goods are stated at the lower of cost or net realizable value using the first-in, first-out method of costing. Raw materials are stated at the lower of cost or replacement value, using the first-in, first-out method.

CVF Technologies Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2006 and 2005	[Expressed in U.S. Currency]

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – cont’d
[f] Property and equipment
Property and equipment are recorded at cost. Depreciation is calculated using the straight-line and declining balance methods over the estimated useful lives of the assets as follows:
Property       5-10 years
Equipment     5-10 years
Accumulated depreciation at December 31, 2006 was $158,971 [$155,990 at December 31, 2005]. Depreciation expense was $3,315 [$13,305 in 2005].
[g] Financial instruments
The fair values of cash and cash equivalents, restricted cash, trade receivables, income taxes receivable, bank indebtedness, trade payables and accrued liabilities, and preferred and other non-voting stock of subsidiaries approximate their carrying values due to the short-term maturity of these instruments. The fair value of the Company’s pension obligation approximates the carrying value, as the debt bears interest at rates approximating current market rates.
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
Financial instruments, which are denominated in currencies other than U.S. dollars, are subject to exchange rate risk. At December 31, the Company had the following Canadian dollar denominated financial instruments [converted to the U.S. dollar equivalents]:

	2006	2005
	$	$

Cash and cash equivalents	121,925	34,161
Trade receivables	—	4,717
Trade payables	345,850	522,930
Pension obligation	588,540	614,898

CVF Technologies Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2006 and 2005	[Expressed in U.S. Currency]

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – cont’d
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
[i] Impairment of Long-Lived Assets
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
[k] Income (Loss) per share
Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the year. The net income (loss) attributable to common stockholders consists of net income (loss) increased by the dividends on the Company’s Series A and B preferred stock. Diluted earnings per share would be calculated as the per share amount that would have resulted if dilutive potential stock had been converted to common stock, as prescribed by SFAS 128.
The common stock equivalents at December 31, 2006 and 2005 were 722,131 and 747,131 respectively.

CVF Technologies Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2006 and 2005	[Expressed in U.S. Currency]

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – cont’d
[l] Revenue recognition
Revenue from the sale of manufactured products is recognized when the goods are shipped and accepted by the customer. Shipping and handling costs are included in cost of goods sold.
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
[m] Stock-based compensation
The Company accounted for stock-based compensation plans utilizing the provisions of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and the Financial Accounting Statement of Financial Accounting Standards No. 123 and No. 148 (SFAS 123 and SFAS 148), “Accounting for Stock-Based Compensation”. Under SFAS 123, the Company will continue to apply the provisions of APB 25 to its stock-based employee compensation arrangements, and is only required to supplement its financial statements with additional pro-forma disclosures. The Company did not issue any options or warrants for compensation in the last two fiscal years. All shares issued for services have been valued at market value and the related value has been expensed accordingly.
Effective January 1, 2006, the Company adopted SFAS 123R. Under the application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Per the provisions of SFAS 123R, the Company has adopted the policy to recognize compensation expense on a straight-line attribution method.
SFAS 123R eliminates the alternative to use the intrinsic value methods of accounting that was provided in SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of stock options. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment transactions with employees.

CVF Technologies Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2006 and 2005	[Expressed in U.S. Currency]

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – cont’d
[n] Income taxes
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
[o] Use of estimates
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
[p] Credit risk
The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains allowances for potential losses, and such losses have been within management’s expectations.
[q] Impact of recently issued accounting standards
FASB 155 – Accounting for Certain Hybrid Financial Instruments
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

CVF Technologies Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2006 and 2005	[Expressed in U.S. Currency]

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – cont’d
[q] Impact of recently issued accounting standards – cont’d
this Statement is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.
FASB 156 – Accounting for Servicing of Financial Assets
In March 2006, the FASB issued FASB Statement No. 156, which amends FASB Statement No. 140. This Statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.
FIN 48 – Accounting for Uncertainty in Income Taxes
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The Statement clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

CVF Technologies Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2006 and 2005	[Expressed in U.S. Currency]

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – cont’
FASB 157 – Fair Value Measures
In September 2006, the FASB issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have significant positive impact on the financial statements of the Company once adopted.
3. INVENTORY
Inventory consists of the following:

	2006	2005
	$	$

Finished goods	62,126	75,935
Less reserve for obsolescence	—	(66,003)

	62,126	9,932

4. HOLDINGS
The Company accounts for its holdings in the following companies using the equity method:

[a]	Petrozyme Technologies, Inc. [“Petrozyme”], a Guelph, Canada, private company in the business of developing and marketing processes for the degradation of petroleum waste products.

[b]	Biorem Technologies Inc. [“Biorem”], a Guelph, Canada, public company at December 31, 2006 and December 31, 2005 (private company at December 31, 2004), which went public in January 2005, is an industrial biotech company engaged in the business of applying industrial air pollution control applications.

•	In addition, the Company has other holdings available for sale, other notes and other holdings which are not individually significant.

CVF Technologies Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2006 and 2005	[Expressed in U.S. Currency]

4. HOLDINGS – cont’d
Holdings consisted of the following at December 31, 2006:

			Holdings
		Holdings	available for
		at cost	for sale at
	Percentage	or equity	fair value
	ownership	$	$

Petrozyme
50 common shares	50%	—	—
250,000 Class C non-voting shares notes and advances [net of equity in losses] [i]	100%	—	—

Biorem
2,819,100 effective common shares [ii]	23.5%	487,546	—

Other notes and holdings	—	—	18,628

Total		487,546	18,628

Holdings consisted of the following at December 31, 2005:

			Holdings
		Holdings	available for
		at cost	for sale at
	Percentage	or equity	fair value
	ownership	$	$

Petrozyme
50 common shares	50%	—	—
250,000 Class C non-voting shares notes and advances [net of equity in losses] [i]	100%	—	—

Biorem
2,795,500 effective common shares [ii]	27.2%	626,000	—

Other notes and holdings	—	—	1,058

Total		626,000	1,058

CVF Technologies Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2006 and 2005	[Expressed in U.S. Currency]

4. HOLDINGS – cont’d
[i] The notes and advances to Petrozyme bear interest at prime plus 2%, are unsecured, payable on demand, some are denominated in Canadian currency and others in U.S. currency. On December 21, 2005 the Company demanded repayment of these notes and notified Petrozyme that it intended to enforce its security. The carrying value of these assets has been reduced to zero by the Company’s share of losses of Petrozyme.
[ii] In January 2005, based on the conversion of certain indebtedness due to CVF, CVF owned 3,540,000 shares of Biorem or 35% of the then outstanding common stock. As of March 12, 2007, the Biorem shares were trading at $1.75 Cdn on the Ontario stock exchange. During 2005, 793,642 common shares of Biorem were sold producing a gain of $1,541,630 on those sales.
The following table gives certain combined summarized unaudited financial information related to the Company’s equity holdings (excluding Biorem and SRE which are stated separately):

	2006	2005
Income Statement Data (Unaudited)	$	$

Net sales	135,528	190,126
Gross profit (loss) on sales	111,365	63,426
Net (loss)	(222,432)	(163,417)

CVF’s share of net (loss)	(111,216)	(81,709)

Balance Sheet Data
Current assets	26,801	31,661
Total assets	26,801	31,661

Current liabilities	28,165	57,800
Non-current liabilities	3,150,997	2,915,755
(Deficit)	(3,152,361)	(2,941,894)

Total liabilities and equity	26,801	31,661

CVF’s share of (accumulated deficit)	(1,576,180)	(1,470,947)

CVF’s share of non-current liabilities	3,150,997	2,915,755

CVF Technologies Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2006 and 2005	[Expressed in U.S. Currency]

4. HOLDINGS – cont’d
The investee companies have options outstanding, which are convertible into common stock of the respective investee companies. Such conversions, except where noted, would not materially decrease or increase the Company’s interest in the earnings or net assets of any investee.
The summarized unaudited financial data of Biorem for the year ended December 31, 2006 and 2005 is as follows:

Year ended December 31, 2006	Biorem
Income Statement Data (Unaudited)	$

Net sales	10,597,336
Gross profit on sales	3,646,252
Net (loss)	(679,237)

CVF’s share of net (loss)	(188,077)

Balance Sheet Data
Current assets	7,798,695

Total assets	12,529,672

Current liabilities	2,806,735
Equity	9,722,937

Total liabilities and equity	12,529,672

CVF’s share of equity	2,591,163

Year ended December 31, 2005	Biorem	SRE
Income Statement Data (Unaudited)	$	$

Net sales	8,848,817	590,453
Gross profit (loss) on sales	3,918,000	191,473
Net income (loss)	284,050	(91,723)

CVF’s share of net income (loss)	90,044	(33,937)

Balance Sheet Data
Current assets	5,699,943	—

Total assets	10,291,284	—

Current liabilities	2,867,558	—
Equity (Deficit in assets)	7,423,726	—

Total liabilities and equity	10,291,284

CVF’s share of equity (accumulated deficit)	2,353,321	—

Included in the SRE results above are only the months of January 2005 and February 2005 as SRE filed bankruptcy on March 31, 2005 and the results for the month of March 2005 are not available.

CVF Technologies Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2006 and 2005	[Expressed in U.S. Currency]

4. HOLDINGS – cont’d
The Biorem entity has options outstanding, which are exercisable into common stock of Biorem. There was no convertible debt or equity held by CVF which are convertible into common stock of the respective investee company. The separate calendar 2006 and 2005 audited financials of Biorem public entity are available for public viewing with the System for Electronic Document Analysis and Retrieval, “SEDAR”, at www.sedar.com.
During December 2005 Gemprint completed the sale of the business and substantially all of the assets of Gemprint for cash and a royalty agreement. The sale was completed pursuant to an asset purchase agreement which was entered into by Collectors Universe on November 30, 2005, with Gemprint and certain of its major shareholders. Under that agreement, Collectors Universe paid a purchase price consisting of $7.5 million in cash, at closing, and agreed to pay $1 for each diamond registered using the Gemprint process in excess of 100,000 registrations during any year in the next five years. The asset purchase agreement and the sale of Gemprint’s business and assets to Collectors Universe pursuant to that agreement were approved by the Gemprint shareholders at a special shareholders meeting held on December 19, 2005.
As part of that transaction, income from the sale of the Gemprint asset was recorded in 2005 totaling $6,361,304. This was comprised of the sale price of $7,500,000 plus the basis of various assets and liabilities that were assumed by the purchaser as a part of this sale.
Also as part of that transaction in December 2005 CVF received approximately $3.7 million (US) as repayment of its debt and included accrued interest of $1,423,863 owed to CVF by Gemprint. In addition CVF also will receive 65% of all future distributions from the proceeds of this transaction after all the debt and obligations of Gemprint have been paid.
At December 31, 2005 an impairment of goodwill expense totaling $1,200,108 was taken as Gemprint had sold the assets relating to the goodwill.
In November 2006 CVF received $860,306 from Gemprint as its portion of a $1.3 million shareholder return of capital.
Aside from the cash disbursed to pay promissory notes together with accrued interest, redemption of the preferred shares, legal expenses and return of capital the remaining cash balance of $1,418,923 are mainly held in trust accounts. Of that amount $1,167,954 is restricted (of which $425,000 is held in escrow and the final half will be released in December 23, 2007) and will become unrestricted on December 23, 2007 assuming there are no claims arising from the representations and warranties made by Gemprint.

CVF Technologies Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2006 and 2005	[Expressed in U.S. Currency]

5. CONCENTRATION OF CREDIT RISK
For the year ended December 31, 2006, the Company’s subsidiary, Xylodyne Corporation had a customer which accounted for $909,333 or 68% of consolidated sales as compared to $nil or 0% of the year ended December 31, 2005. No other customer accounted for more than 10% of the Company’s sales in either the year 2006 or 2005. The Company’s accounts receivable from this customer at December 31, 2006 and December 31, 2005 amounted to $334,006 and $nil, respectively.
6. DEPENDENCY ON SUPPLIER
The Company’s subsidiary, Xylodyne Corporation had one supplier that accounted for $776,348 or 69% of consolidated cost of sales for the year ended December 31, 2006 as compared to $nil or 0% of the December 31, 2005 consolidated cost of sales. The Company’s accounts payable to this supplier at December 31, 2006 and December 31, 2005 amounted to $159,293 and $nil, respectively.
7. TECHNOLOGY AND GOODWILL
[a] The details of purchased technology are as follows:

	2006	2005
	$	$

Cost	—	1,210,132
Accumulated amortization	—	(1,210,132)

	—	—

Although Ecoval has successfully developed natural pesticide, herbicide and fertilizer products, and patented certain technologies related to these products, sales of these products and related cashflows are still being developed. The Company is working to expand its marketing partnerships. The cash flows from this business have in the past fallen below earlier expectations, however its cash flows have begun to increase over the last twelve months. In prior years this asset has been fully amortized.

CVF Technologies Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2006 and 2005	[Expressed in U.S. Currency]

7. TECHNOLOGY AND GOODWILL – cont’d
In November 2004, Ecoval granted a large manufacturer “Licensor” of wholesale and retail home and garden products an exclusive license in Canada to manufacture, distribute and sell certain herbicide products developed by Ecoval. The license agreement contains a first right of refusal for the licensee to enter into similar license agreement for the United States, which has now expired. The Licensor is entitled to terminate this license agreement subject to certain terms and conditions.
[b] The goodwill of subsidiaries consists of:

		Accumulated	Net book
	Cost	amortization*	value
2006	$	$	$

Gemprint	—	—	—

	—	—	—

		Accumulated	Net book
	Cost	amortization	value
2005	$	$	$

Gemprint	2,444,366	2,444,366	—

	2,444,366	2,444,366	—

The Company adopted the provisions of SFAS No. 142 effective January 1, 2002, at which time the amortization of the Company’s existing goodwill ceased. The goodwill of Gemprint was sustained by using discounted cash flows derived from its high gross profit margin of the recurring Gemprint fee base.
• At December 31, 2005 an impairment of goodwill expense totaling $1,200,108 was taken as the intangible was sold in December 2005.

CVF Technologies Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2006 and 2005	[Expressed in U.S. Currency]

8. LONG-TERM DEBT
Long-term debt comprises the following:

	2006	2005
	$	$

Loan from an unrelated party to CVF of $25,000
Loan terms as outlined below.	—	25,000

Total long-term debt	—	25,000

Less: current portion of long-term debt	—	(25,000)

Long-term debt excluding current portion and loans past due or in default	—	—

Loan from an unrelated party — this amount was paid in February 2006. The holder also received 25,000 warrants to purchase CVF common stock at $0.41 per share as compensation for services which expired in February 2006. The note beared interest at 10% per annum and was payable on a quarterly basis.
9. PENSION OBLIGATION
In recognition of past service contributions by a retired executive officer, the Company has agreed to provide a Cdn. $6,000 [U.S. $5,149 at current exchange rates] monthly pension benefit for life. The accrued pension obligation represents the actuarial value of this benefit. This obligation is adjusted annually based on payments made and changes in actuarial assumptions.

CVF Technologies Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2006 and 2005	[Expressed in U.S. Currency]

10. INCOME TAXES
Details of the income tax (recovery) related to income from continuing operations are as follows:

	2006	2005
	$	$

Current:
U.S.
Income taxes on interest income from subsidiary	—	71,552

Foreign
Taxes (net of recovery) on operations of subsidiaries	15,815	—

Total current taxes	15,815	71,552

Deferred:
U.S.	—	(152,555)

Total deferred taxes	15,85	(152,555)

Income tax (recovery)	15,815	(81,003)

Income (loss) before (recovery of) income taxes:
U.S.	(1,281,157)	1,346,892
Foreign	(548,119)	3,871,920

Income (loss) before (recovery of) income taxes	(1,829,276)	5,218,812

No income tax provisions or recoveries are allocable to operations of discontinued business, or extraordinary items.
The recovery of income taxes differs from the amount computed by applying the statutory income tax rate to net loss before recovery of income taxes as follows:

	2006	2005
	%	%

U.S. statutory income tax rate	(35.0)	(35.0)

(Decrease) increase in income tax resulting from:
Non-deductible equity compensation	—	.6
Loss in subsidiaries not recognized for tax purposes	—	—
Recognized tax benefit of subsidiary foreign loss carryforwards	3.33	29.5
Change in allowance	14.92	—
Net operating loss carryforward utilized for foreign distributions	16.75	—
Other	—	3.3

Effective income tax rate	—	(1.6)

CVF Technologies Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2006 and 2005	[Expressed in U.S. Currency]

10. INCOME TAXES – cont’d
The components of the temporary differences which created the deferred tax (recovery) provision are as follows:

	2006	2005
	$	$

Change in:
Operating Tax loss carryforward, CVF Corporation	370,962	294,763
Operating tax loss carryforward, subsidiaries	(119,799)	1,901,370
Capital tax loss carryforward, CVF Corporation	(142,082)	(861,674)
Difference in basis in subsidiary	(224,721)	(1,168,372)
Pension obligation	8,994	1,394
Other	—	(152,555)
Change in valuation allowance	106,646	(167,481)

	—	(152,555)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	2006	2005
	$	$

Deferred tax assets:
U.S.
Operating tax loss carryforward	484,625	855,587
Capital loss carry-forward	1,479,214	1,337,132
Difference in basis in subsidiary	1,393,093	1,168,372
Related to pension obligation	200,043	209,037
Less: Valuation allowance	(3,556,975)	(3,570,128)

	—	—

Deferred tax liabilities:
U.S.

Investment & notes in investees	87,195	87,424

	87,195	87,424

Net deferred tax (liability)	(87,195)	(87,424)

Deferred tax assets:
Foreign
Income tax losses available for carryforward in subsidiaries	246,390	126,591
Less: Valuation allowance	(246,390)	(126,591)

Net deferred tax asset – foreign	—	—

CVF Technologies Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2006 and 2005	[Expressed in U.S. Currency]

10. INCOME TAXES – cont’d
At December 31, 2006, the Company has losses available for carryforward in certain of its Canadian subsidiaries of approximately $958,386 [$492,830 in 2005] available to reduce future years’ income for tax purposes in these subsidiaries. These losses expire between the years 2008 through 2012.
At December 31, 2006, the Company has U.S. net operating losses available for carryforward of approximately $987,000 available to reduce future years’ income for tax purposes, which expire in the years 2022 through 2026. In addition there are capital loss carryforwards of approximately $4,226,000 with no expiration.
11. STOCKHOLDERS’ EQUITY
[a] Common shares
Holders of the common shares are entitled to one vote per share on each matter submitted to vote at any meeting of the shareholders. Common shares do not carry cumulative voting rights, and, therefore, holders of a majority of the outstanding shares of common shares will be able to elect the entire Board of Directors, and, if they do so, minority shareholders would not be able to elect any members to the Board of Directors. The Company’s Board of Directors has authority, without the action by the Company’s shareholders, to issue all or any portion of the authorized but unissued common shares, which would reduce the percentage ownership of the Company of its shareholders and which may dilute the book value of the common shares. Dividends declared on the common shares are payable in U.S. dollars.
In December 2005 the Company’s Board of Directors approved a $500,000 stock buyback program. The program allows the Company to make up to $500,000 of stock repurchases. As of March 12, 2007 the Company has purchased 1,182,661 shares under this repurchase agreement for a total of $461,218.
[b] Preferred stock
Preferred shares may be issued in one or more series as may from time to time be determined by the Board of Directors. Each series shall be distinctly designated.
Redeemable Series A preferred stock
The Company currently has outstanding a series of non-voting Preferred Stock designated as Series “A” Preferred Stock [“Series A Preferred”]. Each share of Series A Preferred has a stated value [the “Stated Value”] of $18.25. The holders of Series A Preferred are entitled to cumulative dividends at the rate of 5% annually of the Stated Value plus accrued but unpaid

CVF Technologies Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2006 and 2005	[Expressed in U.S. Currency]

11. STOCKHOLDERS’ EQUITY – cont’d
[b] Preferred stock – cont’d
Redeemable Series A preferred stock – cont’d
dividends, to be paid in U.S. dollars. The dividends have priority over any payments of dividends on common shares and on all other shares of preferred stock ranking junior to the Series A Preferred.
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
As at December 31, 2006, an amount of $13,043 [$23,097 at December 31, 2005] has been accrued in respect of cumulative unpaid dividends.
Series B & C convertible preferred stock
In February 2004 the Company’s outstanding Series B Convertible Preferred Stock was restructured in a transaction agreed to with the holder of this stock. The holder exchanged its Series B Convertible Preferred Stock with a stated value of $3,385,000 and accrued dividends of approximately $673,600 for 1,000,000 shares of the Company’s common stock and a new Series C 6% Convertible Preferred Stock with a stated value of $1,000,000, convertible into common stock at $1 per share. On February 27, 2006 the Company redeemed in cash all of its outstanding Series C 6% Convertible Preferred Stock, in accordance with the terms. The redemption price was $1.0 million (US), plus accrued and unpaid interest of $130,767 through the redemption date, February 27, 2006. The Company issued the Series C Preferred Stock together with common shares and warrants in February 2004 in exchange for its then outstanding Series B 6% convertible Preferred Stock.
Still outstanding with the former Series C holder is a three-year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.35 per share. The warrant has an expiration date of February 27, 2007 and has now expired.

CVF Technologies Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2006 and 2005	[Expressed in U.S. Currency]

11. STOCKHOLDERS’ EQUITY – cont’d
[c] Warrants
There are 377,131 Warrants outstanding at December 31, 2006 [402,131 at December 31, 2005].
[d] Comprehensive income (loss)
SFAS 130 requires unrealized gains or losses on the Company’s available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income.
Disclosure of accumulated balances related to each component of other comprehensive income (loss) is as follows:

	Unrealized		Accumulated
	gains (losses)	Foreign	other
	on securities	currency	comprehensive
	[net of tax]	translation	income (losses)
	$	$	$

Balance — December 31, 2004	4,541	(414,135)	(409,594)

Current year other comprehensive (loss)	(306)	189,710	189,404

Balance — December 31, 2005	4,235	(224,425)	(220,190)

Current year other comprehensive (loss)	(58)	(51,358)	(51,416)

Balance – December 31, 2006	4,177	(275,783)	(271,606)

The details of unrealized holding gains and losses included in comprehensive income net of reclassification adjustments are as follows:

	Gains	(Losses)	Taxes	Net
	$	$	$	$

2005	(510)	—	204	(306)
2006	(97)	—	39	(58)

CVF Technologies Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2006 and 2005	[Expressed in U.S. Currency]
12. INCOME (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted income (loss) per share:

	2006	2005
	$	$

Numerator:
Net income (loss)	(1,845,091)	5,299,815
Dividends on Series A preferred stock	(2,591)	(3,095)

Numerator for basic and diluted earnings (loss) per share (loss) attributable to common stockholders	(1,847,682)	5,296,720
Denominator:
Denominator for basic earnings or loss per share – weighted average shares outstanding	12,915,659	13,818,289
Effect of dilutive securities	—	345,000
Warrants	—	402,131

Dilutive potential common shares denominator for diluted earnings per share adjusted weighted-average shares and assumed conversion	12,915,659	14,565,420

Basic earnings (loss) per share	(0.14)	0.38
Diluted earnings (loss) per share	(0.14)	0.36

CVF Technologies Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2006 and 2005	[Expressed in U.S. Currency]

13.	BUSINESS AQUISITION AND SUPPLEMENTARY SUBSIDIARY INFORMATION
[a] G.P. Royalty Distribution Corporation – “Gemprint”
During 2000, the Company sold a portion of its holdings in Gemprint to a corporation formed for the benefit of former Gemprint employees. The sale involved 5,614,743 common shares of Gemprint reducing CVF’s interest from 73% to 56.1%. Consideration received was a demand promissory note in the amount of $333,600 [Cdn. $500,000], bearing interest at 5% per annum.
Pursuant to SEC Staff Accounting Bulletin Topic 5E, the Company will recognize the gain/loss from this transaction when the related note has been paid. In 2006, the Company has recorded $406,461 of such monies due from these certain former Gemprint employees as most of the contingencies relating to the sale of Gemprint have been resolved. These former Gemprint employees have paid, in 2006, $175,000 (Cdn) on account. Essentially the Gemprint note and interest recorded is supported by the Gemprint minority interest payable.
14. STOCK BASED COMPENSATION
During 2006, the Company granted nil [nil in 2005] stock options to certain officers, employees and directors. The exercise price of all options issued was equal to the market value of the underlying stock on the date on which options were granted.
The following is a summary of stock option activity:

		Weighted
		average
		exercise
		price
	Shares	$

Outstanding December 31, 2004	450,000	0.25

Granted during the year	—	—
Expired during the year	—	—
Exercised during the year	(105,000)	(0.20)

Outstanding December 31, 2005	345,000	0.27

Granted during the year	—	—
Expired during the year	—	—
Exercised during the year	—	—

Outstanding December 31, 2006	345,000	0.27

CVF Technologies Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2006 and 2005	[Expressed in U.S. Currency]
14. STOCK BASED COMPENSATION – cont’d
There were no stock options issued in 2006 or 2005 by the Company.
The following table summarizes information about options outstanding and exercisable at December 31, 2006:

	Outstanding and Exercisable
		Weighted-	Weighted-
		average	Average
	Number	remaining life	Exercise	Number
	Outstanding	in years	Price	Exercisable

Range of exercise prices:
$0.16	70,000	0.29	$0.16	70,000
$0.30	275,000	3.67	0.30	275,000

	345,000			345,000

15. SEGMENTED INFORMATION
The Company currently has four reportable segments (three in 2005): natural horticultural, identification systems, electric vehicle and general corporate. The precious gem identification segment whose assets were sold in December 2005 for consideration which included a five year royalty stream. In 2002, as a result of growth in the natural horticultural segment, as a percentage of consolidated sales, the Company reallocated business units to business segments to more appropriately group units for chief operating decision purposes and reporting in accordance with SFAS 131. This change was applied on a retroactive basis. The gem identification segment consisted of one company that developed identification and database systems, and markets its products and services to the companies in the precious gem business, including producers, cutters, distributors and retailers. The assets (including the intangible patents) were sold in December 2005 to an unrelated party. The natural horticultural segment consists of one company that develops, manufactures and markets natural fertilizers, insecticides and herbicides. The electric vehicle segment consists (commenced operations in April 2006) of one company that is in the business of developing and distributing electric vehicles. The Company’s general corporate segment includes one company which provides funding and management advisory services to the holdings. This segment’s profits include interest income and gains on sales of its various holdings.
Segment assets consist of capital assets and goodwill.
The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, depreciation, and research and development. The accounting

CVF Technologies Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2006 and 2005	[Expressed in U.S. Currency]
15. SEGMENTED INFORMATION – cont’d
policies of the reportable segments are the same as those described in the summary of significant accounting policies.
There are no intersegment sales, transfers or profit or loss.
The Company’s reportable segments are business units that offer different products and services. The reportable segments are each managed separately because they develop, manufacture and distribute different products and services.
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

CVF Technologies Corporation
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31	[Expressed in U.S. Currency]
15. SEGMENTED INFORMATION — cont’d

	Electric	Identification	Natural	Corporate
	vehicle	systems	fertilizer	administration	Total
2006	$	$	$	$	$

Sales	1,330,641	—	180,997	—	1,511,638

Income (loss) from operations before depreciation	(164,192)	(176,983)	(221,067)	(1,428,993)	(1,991,235)
Depreciation	943	—	—	2,372	3,315

(Loss) from operations before other income (expenses)	(165,135)	(176,983)	(221,067)	(1,431,365)	(1,994,550)
Interest income	—	102,446	—	43,828	146,274
Interest (expense)	(8,276)	—	—	(35,956)	(44,232)
Other income (expense)	—	6,273	—	154,978	161,251
(Loss) from equity investees	—	—	—	(188,077)	(188,077)
Minority interest	15,885	491,833	—	—	507,718
Realized currency translation income (loss)	553	(185,136)	(12,699)	(220,378)	(417,660)

Segment income (loss) before (recovery) of income taxes	(156,973)	238,433	(233,766)	(1,676,970)	(1,829,276)

Income taxes	4,275	—	3,960	7,580	15,815

Net income (loss)	(161,248)	238,433	(237,726)	(1,684,550)	(1,845,091)

Depreciation and amortization	943	—	—	2,372	3,315
Capital expenditures	8,511	—	657	600	9,768
Segment assets	7,595	—	591	3,981	12,167

Year ended December 31
CVF Technologies Corporation
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Identification	Natural	Corporate
	systems	fertilizer	administration	Total
2005	$	$	$

Sales	411,971	44,976	—	456,947

Income (loss) from operations before depreciation and research and development	(327,264)	(85,027)	(1,523,485)	(1,935,776)
Depreciation	11,348	—	1,957	13,305
Research and development	—	—	—	—

Income (loss) from operations before other income (expenses)	(338,612)	(85,027)	(1,525,442)	(1,949,081)
Interest income	2,846	—	1,309,050	1,311,896
Interest (expense)	(44,937)	(274)	5,532	(39,679)
Other income (expense)	—	12,411	(1,298)	11,113
Income from equity investees	—	—	90,044	90,044
Gain on sale of holdings	—	—	1,541,630	1,541,630
Income from sale of asset – Gemprint	6,361,304	—	—	6,361,304
Goodwill impairment	(1,200,108)	—	—	(1,200,108)
Minority interest	(916,936)	—	—	(916,936)
Realized currency translation loss	(248)	27,893	(19,016)	8,629

Segment income (loss) before (recovery) of income taxes	3,863,309	(44,997)	1,400,500	5,218,812

(Recovery) of income taxes	—	(152,555)	71,552	(81,003)

Net income (loss)	3,863,309	107,558	1,328,948	5,299,815

Depreciation and amortization	11,348	—	1,957	13,305
Capital expenditures	(197,996)	—	5,890	(192,106)
Segment assets	—	—	5,699	5,699
Segment goodwill (included in segment assets)	—	—	—	—
Segment technology (included in segment assets)	—	—	—	—

CVF Technologies Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2005 and 2004	[Expressed in U.S.Currency]
16. COMMITMENTS
The Company leases office equipment and property under operating leases expiring in various years through 2009.
Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2006 for each of the next four years and in aggregate are:

Year ended December 31	$

2006	62,599
2007	47,934
2008	9,661
2009	—
Beyond	—

Total minimum future rental payments	120,194

Rental expense for the year was $46,360 [$81,072 for 2005].
17. CONTINGENCIES
As the result of an audit, in 2003 the IRS proposed adjustments to the Company’s income tax returns for 1997, 2000, and 2001, and asserted a tax deficiency of $2,969,123, plus interest. More specifically, the IRS proposed disallowances of (1) bad debt deductions in 2000 and 2001 in the amounts of $1,221,494 and $1,232,257, respectively; (2) worthless stock loss in the amount of $5,806,496 in 2000; (3) worthless stock loss in the amount of $2,141,566 in 2000; and (4) capital loss carryback of $447,452 from the taxable year 2001 to 1997. The administrative appeals division of the IRS and the Company agreed to settle the dispute. Under such settlement, the IRS would concede (1) and (3) and the Company would concede (4). With respect to (2), the worthless stock loss in 2000, the IRS and the Company would agree the loss would be allowed, in part, in 2000 and, in part, in 2001 ($3,870,999 in 2000; $1,935,490 in 2001). Because that loss was carried back to 1997, the settlement would result in a total tax deficiency of $515,030, plus interest, for the tax year 1997 and no deficiencies for 2000 and 2001. The part of the loss disallowed for carryback from 2000 to 1997 would be available as a carryforward for years after 2001. The settlement is subject to one more level of approval. If the proposed settlement is not approved, the amount of any tax liability would depend on the outcome of additional steps to resolve the dispute.
A subsidiary of the Company, Xylodyne is in the process of obtaining product liability insurance to cover the products that it sells. In the interim it is exposed to any potential lawsuits by individuals and/or entities that have purchased products from Xylodyne. The Company cannot

CVF Technologies Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2005 and 2004	[Expressed in U.S.Currency]
17. CONTINGENCIES – cont’d
make an estimate of the cost of this potential risk and therefore cannot account for any loss until an amount becomes determinable.
The Company is involved from time to time in other litigation, which arises in the normal course of business. In respect of these claims the Company believes it has valid defenses and/or appropriate insurance coverage in place. Management has accrued its estimate of costs associated with this audit. In management’s judgment, no material exposure exists on the eventual settlement of such litigation.
18. LOANS RECEIVABLE
Loans receivable pertain to loans advanced to certain Company officers. The loans are denominated in Canadian dollars, and bear an effective interest rate of 6%. These loans have no repayment terms.
19. RELATED PARTY TRANSACTIONS
CVF entered into a Service Agreement dated October 2, 2001 with Michael Dreben, the son of Jeffrey I. Dreben, CVF’s President, Chairman and Chief Executive Officer. Pursuant to the Service Agreement, Michael Dreben will identify, analyze and assist in sourcing funding and merger and acquisition opportunities for CVF and the Corporations. The Service Agreement also entitles Michael Dreben to receive a cash fee upon the closing of such funding and merger and acquisition opportunities. Michael Dreben receives an annual salary of $106,000 as well as a consulting fee from Ecoval which totaled $36,000 ($16,161 for 2005) and has not received any additional warrants, options or shares. The Service Agreement terminates upon 30 days’ prior written notice by either party.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 8A CONTROLS AND PROCEDURES
(a)	The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Office and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e), promulgated under the Securities Exchange Act. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the period covered by this report.

(b)	There have been no changes in the Company’s internal control over financial reporting in the last fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.
ITEM 8B OTHER INFORMATION
     None.
PART III
ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
(a)	Directors and Executive Officers
The directors and executive officers of CVF are as follows:

NAME	AGE	POSITION

Jeffrey I. Dreben	61	Director; Chairman, Chief Executive Officer; and President

Robert B. Nally	59	Director; Chief Operating Officer, Chief Technology Officer, Secretary; and Treasurer

Robert L. Miller	55	Chief Financial Officer

Robert H. Glazier	58	Director
Jeffrey I. Dreben has been President, Chief Executive Officer and Director of the Company since September 1995. From 1989 until September 1995, Mr. Dreben was Vice President and Treasurer of Canadian Venture Founders Management Limited (“CVF Management”) and was its original founder. Mr. Dreben has been working in the investment industry since 1979, beginning his career with Merrill Lynch and subsequently founding his own investment advisory firm. Mr. Dreben has been working in the venture capital industry in the United States and Canada since 1985. Mr. Dreben received an Honors Bachelor of Arts degree from Loyola College of the University of Montreal.
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
The Company does not have procedures in place whereby security holders may recommend nominees to the Board of Directors.
The members of the Company’s audit committee are Messrs. Dreben, Nally and Glazier, which is the entire Board. Although all members of the Company’s audit committee are financially literate and have substantial experience with analyzing and evaluating financial statements, the Board of Directors has determined that no one member has all of the attributes necessary to qualify as an audit committee financial expert as defined by the SEC. The Company believes the audit committee has sufficient expertise to perform its functions notwithstanding the absence of an audit committee financial expert. Furthermore, the Company believes it would be impractical to add a member to the audit committee who would qualify as such an expert given the Company’s small size and the limited resources it possesses to compensate such an expert.
CVF has adopted a Code of Business Conduct and Ethics covering its financial officers and CEO. Interested parties can write to the Company at its Williamsville, New York office to obtain a copy at no cost.
Section 16(a) Beneficial Ownership Reporting Compliance
During the fiscal year 2006 none of the officers and directors of CVF failed to timely file a report under section 16(a) of the Exchange Act.

ITEM 10 EXECUTIVE COMPENSATION
The following is a summary of the remuneration paid to the chief executive officer and all other executive officers whose total annual compensation exceeds $100,000 for the period ended December 31, 2006 (the “Named Executive Officers”).
SUMMARY COMPENSATION TABLE

Nonqualified
						Non-Equity	Deferred
Name and				Stock	Option	Incentive Plan	Compensation	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c) (1)	(d) (1)	(e) (2)	(f)	(g)	(h)	(i) (3)	(j)
Jeffrey I. Dreben Chairman, President and Chief Executive Officer	2006	136,000	23,500	73,125	—	—	—	15,644	248,269

Robert B. Nally Chief Operating Officer, Chief Technology Officer, Secretary, Treasurer	2006	186,966	16,326	73,125	—	—	—	7,943	284,360

(1)	Paid in Canadian currency but translated in the table to U.S. Currency. Based on the average exchange rate for 2006 of CND $1 = US $.8825

(2)	Represents a portion of the restricted CVF common shares that will begin to vest in April 2007. Restricted CVF common shares were granted in April 2006 and vest over the following 3 year period.

(3)	This amount consists of: (i) Executive Disability insurance premium totaling $ 8,924 and automobile allowance totaling $6,720 to Mr. Dreben and (ii) $7,943 automobile allowance paid to Mr. Nally.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Stock Awards
Equity
Incentive
Plan
	Option Awards								Awards:
			Equity						Market or
			Incentive						Payout
			Plan						Value of
			Awards:					Equity Incentive	Unearned
	Number of	Number of	Number of					Plan Awards:	Shares,
	Securities	Securities	Securities					Number of	Units or
	Underlying	Underlying	Underlying			Number of	Market Value of	Unearned Shares,	Other
	Unexercised	Unexercised	Unexercised	Option		Shares or Units	Shares or Units	Units or Other	Rights That
	Options	Options	Unearned	Exercise	Option	of Stock That	of Stock That	Rights That Have	Have Not
	(#)	(#)	Options	Price	Expiration	Have Not Vested	Have Not Vested	Not Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h) (1)	(i)	(j)
Jeffrey I. Dreben	100,000	—	—	0.30	8/28/2010	750,000	142,500	—	—

Robert B. Nally	—	—	—	—	—	750,000	142,500	—	—

(1)	Represents 750,000 shares at the market value on December 31, 2006 of $0.19 per share.
DIRECTOR COMPENSATION

Nonqualified
				Non-Equity	Deferred
	Fees Earned or	Stock	Option	Incentive Plan	Compensation	All Other
	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c) (1)	(d)	(e)	(f)	(g)	(h)
Robert H. Glazier	1,400	4,875	—	—	—	—	6,275

Jeffrey I. Dreben	—	—	—	—	—	—	—

Robert B. Nally	—	—	—	—	—	—	—

(1)	Represents the amount recognized for financial statement reporting purposes in 2006 related to the April 2006 grant of 50,000 shares of restricted stock vesting over 3 years.

Director’s Fees. See “Certain Transactions and Relationships.” Mr. Glazier, appointed a director of CVF in January 1998, is entitled to receive $750 per Board of Directors meeting attended in person and $375 per telephonic Board meeting in which he participates.
Change of Control Agreements. Messrs. Dreben and Nally are each a party to a change of control agreement with CVF. These agreements provide that in the event the executive’s employment is terminated or the executive terminates employment for good reason, in either case, within the three year period following a change of control of CVF, then CVF is obligated to provide the executive (i) his average annual base salary or consulting fees and bonuses during the five years preceding the change of control for a continuing period of three years, (ii) up to $25,000 for outplacement services, (iii) up to three years of continuing benefits in effect on the date of the change of control, and (iv) immediate vesting and extension of exercisability of any options or restricted stock. Under these agreements, a “change of control” occurs on (i) the sale of all or substantially all of CVF’s assets, (ii) any person becoming the owner of more than 20% of CVF’s voting stock, (iii) the first day on which a majority of directors of CVF are not directors in office on the date of the agreement, directors nominated by such in-office directors or directors nominated by any directors so nominated, or (iv) the first day on which Messrs. Dreben and Nally constitute less than 50% of the board of directors. Under these agreements, “good reason” means (i) the assignment to the executive of duties inconsistent with his position or any diminishment of his position, authority or duties, (ii) requiring the executive to be based in a location other than where he was based prior to the change of control or requiring excess or inappropriate travel, (iii) any purported termination of any employment or consulting arrangement between the executive and CVF, or (iv) any failure by CVF or any successor to comply with and satisfy the terms of the services agreement between CVF and D and N Consulting. This description is just a summary. See exhibit 10 (iv) to this Annual Report for a complete copy of the form of change of control agreements.
ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Voting Securities and Principal Holders
The following table sets forth, as of March 12, 2007, the approximate number of common shares of CVF owned of record or beneficially by each person who owned of record, or was known by CVF to own beneficially, more than 5% of CVF’s common stock and the name and shareholdings of each officer and director, and all officers and directors as a group.

	NUMBER OF	PERCENTAGE OF
	COMMON SHARES	COMMON SHARES
NAME AND ADDRESS	BENEFICIALLY OWNED	OWNED
Jeffrey I. Dreben (1)	1,610,321	11.1%
8604 Main Street, Suite 1 Williamsville, NY 14221

Robert B. Nally (2)	1,422,872	9.8%
8604 Main Street, Suite 1 Williamsville, NY 14221

Robert L. Miller (3)	231,190	1.6%
8604 Main Street, Suite 1 Williamsville, NY 14221

Robert H. Glazier (4)	202,941	1.5%
8604 Main Street, Suite 1 Williamsville, NY 14221

The Shaar Fund Ltd. (5)	1,259,165	8.7%
c/o Citco Funds Services, Curacao Kaya Flamboyan 9 Curacao, Netherland Antilles

	NUMBER OF	PERCENTAGE OF
	COMMON SHARES	COMMON SHARES
NAME AND ADDRESS	BENEFICIALLY OWNED	OWNED
Bounty Equity Fund 2, LLC (6)	885,000	6.1%
2 West Second Street, Suite 210 Tulsa, OK 74103

Directors and Officers	3,467,324	24.0%
as a Group (4 persons) (1)(2)(3)(4)

(1)	Mr. Dreben’s amount includes 100,000 options to acquire CVF’s common shares at an option price of $0.30 and 750,000 restricted shares (which vest over 3 years beginning April 2006). Included under Mr. Dreben are 760,321 shares owned by his wife as to which he disclaims beneficial ownership.

(2)	Mr. Nally’s amount includes 750,000 restricted shares (which vest over 3 years beginning April 2006)and includes 205,144 shares owned by his wife as to which he disclaims beneficial ownership.

(3)	Mr. Miller’s amount includes 60,000 options to acquire CVF’s common shares at an option price of $0.30 and 100,000 restricted shares (which vest over 3 years beginning April 2006).

(4)	Mr. Glazier’s amount includes 100,000 options to acquire CVF’s common shares at an option price of $0.30 and 50,000 restricted shares (which vest over 3 years beginning April 2006).

(5)	Based solely on a Schedule 13G dated March 20, 2006 filed with the SEC.

(6)	Based solely on a Schedule 13D/A dated June 27, 2006 filed with the SEC.
ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Service Agreement with D and N Consulting. CVF entered into a Service Agreement dated February 10, 1997 with D and N Consulting Corporation (“D and N”), (replacing a similar agreement it had with CVF Inc. from September 1995) pursuant to which D and N is to provide a variety of administrative, managerial and clerical services to CVF. Under the Service Agreement, D and N would be responsible for all administrative requirements of CVF, including, but not limited to, maintaining the books of CVF, preparing periodic reports to the Board of Directors of CVF and providing office facilities and travel expenses. In return for the above services, D and N is to be paid a service fee based on an annual budget prepared by D and N and approved by the Board of Directors of CVF. In April 2006 the Service Agreement was amended to expire February 10, 2011. The Service Agreement renews automatically for successive one year periods thereafter upon either party providing 6-months prior written notice to the other. Upon a change in control of CVF, the term of the Service Agreement is automatically extended for an additional period of five years. Messrs. Dreben and Nally are each officers and 50% shareholders of D and N. CVF and D and N have mutually agreed to defer operation of the Service Agreement. Instead, the services continue to be provided by officers, employees and consultants of CVF. CVF has neither paid nor accrued service fees under the Service Agreement. D and N Consulting maintains the right to begin the operation of the Service Agreement at any time. A failure by CVF or any successor to comply with its obligations under the Services Agreement following a change in control shall constitute grounds for Messr. Dreben or Nally to terminate employment and invoke the benefits of their change in control agreements described above.
Services Agreement with Michael Dreben. CVF entered into a Service Agreement dated October 2, 2001 with Michael Dreben, the son of Jeffrey I. Dreben, CVF’s President, Chairman and Chief Executive Officer. Pursuant to the Service Agreement, Michael Dreben will identify, analyze and assist in sourcing funding and merger and acquisition opportunities for CVF and the Corporations. The Service Agreement also entitles Michael Dreben to receive a cash fee upon the closing of such funding and merger and acquisition opportunities. During 2004 Michael Dreben received a fee totaling $79,503 and 50,000 stock option shares of Biorem as his fee for sourcing one of the investors in Biorem who invested cdn $ 2 million in the Company during 2004. Michael Dreben receives an annual salary of $106,000, a consulting payment from Ecoval of $3,000 monthly (which became effective July 2005) and has not received any additional warrants, options or shares. The Service Agreement terminates upon 30 days’ prior written notice by either party. Michael Dreben brings to CVF 7 years of experience in the investment field, most recently with Goldman Sachs in New York.

CVF is not a listed issuer and is not subject to any director independence standards. Using the definition of independence set forth in the rules of the American Stock Exchange, Robert Glazier would be considered an independent director of the Company.
ITEM 13 EXHIBITS
     a) Exhibits

(3)(i)	Articles of Incorporation, as amended, filed as an exhibit to CVF’s Form 10-QSB on November 14, 1997, and incorporated by reference herein.

(3)(ii)	Amended and Restated Certificate of Designation of Series B 6% Convertible Preferred Stock, filed as an exhibit to CVF’s Registration Statement on Form S-3 on December 30, 1999 and incorporated herein by reference.

(3)(iii)	By-laws filed as an exhibit to CVF’s Form 10-QSB on February 12, 1997, and incorporated by reference herein.

(10)(i)	2000 Stock Option Plan, filed as an exhibit to CVF’s Schedule 14A on May 12, 2000 and incorporated by reference herein.

(10)(iii)	Exchange Agreement dated February 27, 2004 between CVF and The Shaar Fund Ltd. and incorporated herein by reference.

(10)(iv)	Form of Change in Control Agreement between CVF and Jeffrey Dreben and Robert Nally filed as an exhibit to CVF’s Form 10-KSB on April 2, 2004 and incorporated by reference herein.

(10)(v)	Employment Letter between CVF and Robert L Miller, as amended, filed as an exhibit to CVF’s Form 10-KSB on April 7, 2006 and incorporated by reference herein.

(21)	Subsidiaries of the Registrant, filed herewith.

(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the of the Sarbanes Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the of the Sarbanes Oxley Act of 2002.

(32)	Certification Pursuant to 18 U.S.C. 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following describes the aggregate fees that were charged Sherb & Co. for the fiscal years ended December 31, 2005 and December 31, 2006.
Audit Fees.
CVF was charged $45,967 for the fiscal year ended December 31, 2006 by Sherb & Co. for review of the financial statements in CVF’s quarterly reports and for the audit of CVF. CVF was charged $80,754 for the fiscal year ended December 31, 2005 by Sherb & Co. for review of the financial statements in CVF’s quarterly reports and for the audit of CVF.
Audit-Related Fees; Tax Fees; All Other Fees.
CVF was charged $nil and $nil respectively for the fiscal years ended December 31, 2005 and December 31, 2006 by Sherb & Co. for audit-related fees, tax fees and all other fees, as those terms are defined in Item 14 of Form 10-KSB.

SIGNATURE
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized:
CVF Technologies Corporation

by:	/s/ Jeffrey I. Dreben

Jeffrey I. Dreben, CEO and President
(Principal Executive Officer)
Dated: April 13, 2007
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey I. Dreben Jeffrey I. Dreben	Director	April 13, 2007

/s/ Robert B. Nally Robert B. Nally	Director	April 13, 2007

/s/ Robert H. Glazier Robert H. Glazier	Director	April 13, 2007

/s/ Robert L. Miller Robert L. Miller	Chief Financial Officer (Principal Financial and Accounting Officer)	April 13, 2007

EXHIBIT INDEX

Exhibit No.	Name

(3)(i)	Articles of Incorporation, as amended, filed as an exhibit to CVF’s Form 10-QSB on November 14, 1997, and incorporated by reference herein.

(3)(ii)	Amended and Restated Certificate of Designation of Series B 6% Convertible Preferred Stock, filed as an exhibit to CVF’s Registration Statement on Form S-3 on December 30, 1999 and incorporated herein by reference.

(3)(iii)	By-laws filed as an exhibit to CVF’s Form 10-QSB on February 12, 1997, and incorporated by reference herein.

(10)(i)	2000 Stock Option Plan, filed as an exhibit to CVF’s Schedule 14A on May 12, 2000 and incorporated by reference herein.

(10)(iii)	Exchange Agreement dated February 27, 2004 between CVF and The Shaar Fund Ltd. and incorporated herein by reference.

(10)(iv)	Form of Change in Control Agreement between CVF and Jeffrey Dreben and Robert Nally filed as an exhibit to CVF’s Form 10-KSB on April 2, 2004 and incorporated by reference herein.

(10)(v)	Employment Letter between CVF and Robert L Miller, as amended, filed as an exhibit to CVF’s Form 10-KSB on April 7, 2006 and incorporated by reference herein.

(21)	Subsidiaries of the Registrant, filed herewith.

(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the of the Sarbanes Oxley Act of 2002.

(31.3)	Certification of Chief Financial Officer Pursuant to Section 302 of the of the Sarbanes Oxley Act of 2002.

(32)	Certification Pursuant to 18 U.S.C. 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.