Form 10QSB
period 2007-03-31
CVF TECHNOLOGIES CORP
filed 2007-05-15
CIK 1032997

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
CVF TECHNOLOGIES CORPORATION
(Exact name of small business issuer as specified in its charter)

NEVADA	0-29266	87-0429335
(State or other jurisdiction	(Commission File	(I.R.S. Employer
of incorporation or organization)	Number)	Identification No.)
8604 Main Street, Suite 1
WILLIAMSVILLE, NEW YORK 14221
(716) 565-4711
(Address, including zip code, and telephone number,
including area code, of issuer’s principal executive offices)
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 1, 2007, there were 12,637,735 shares of common stock, $0.001 par value per share, of the issuer outstanding.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Expressed in U.S. Currency)
	March 31,	December 31,
	2007	2006
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$746,719	$1,164,736
Restricted cash	1,016,555	1,167,954
Trade receivables	495,544	401,714
Inventory	113,170	62,126
Prepaid expenses and other	28,228	37,148

TOTAL CURRENT ASSETS	2,400,216	2,833,678

Property and equipment, net of accumulated depreciation	11,205	12,167
Loans receivable	142,251	142,251
Equity investment & notes receivable in Biorem (see Note 4)	432,534	487,546
Holdings available for sale, at market	17,393	18,628
Security Deposit, long-term	1,439	1,426
Note receivable	410,250	406,461

TOTAL ASSETS	$3,415,288	$3,902,157

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES:
Accounts payables and accrued liabilities	$2,225,643	$2,322,857

TOTAL CURRENT LIABILITIES	2,225,643	2,322,857

LONG-TERM LIABILITIES:
Deferred income taxes	86,911	87,195
Minority interest	827,121	832,111
Pension obligation	579,319	588,540

TOTAL LONG-TERM LIABILITIES	1,493,351	1,507,846

Redeemable Series A preferred stock, $0.001 par value, redeemable at $18.25 per share, authorized 500,000 shares, issued and outstanding 1,592 shares	29,054	29,054

	3,748,048	3,859,757

STOCKHOLDERS’ (DEFICIT) EQUITY:
Common stock, $0.001 par value, authorized 50,000,000 shares, 14,302,096 issued and in treasury 1,664,361	15,962	15,962
Warrants	111,094	111,094
Additional paid in capital	29,678,119	29,643,702
Treasury stock	(3,208,392)	(3,208,392)
Accumulated other comprehensive loss	(242,917)	(271,606)
Accumulated deficit	(26,686,626)	(26,248,360)

TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(332,760)	42,400

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$3,415,288	$3,902,157

See notes to consolidated financial statements

CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	(Expressed in U.S. Currency)
	Three months ended March 31,
	2007	2006
SALES	$681,679	$20,668

Cost of sales	537,176	14,880

GROSS MARGIN	144,503	5,788

EXPENSES:
Selling, general and administrative	537,084	494,843

TOTAL EXPENSES	537,084	494,843

(Loss) from continuing operations before under noted items	(392,581)	(489,055)

OTHER (EXPENSES) INCOME
Interest income, net	6,306	50,584
(Loss) from equity investees	(75,674)	(47,252)
Other income (expense), net	12,239	(4,481)

TOTAL OTHER (EXPENSE)	(57,129)	(1,149)

(Loss) before income taxes and minority interest	(449,710)	(490,204)

Income taxes	770	1,743

(Loss) before minority interest	(450,480)	(491,947)

Minority interest in loss	12,572	11,113

NET (LOSS)	$(437,908)	$(480,834)

BASIC (LOSS) PER SHARE	$(0.03)	$(0.04)

DILUTED (LOSS) PER SHARE	$(0.03)	$(0.04)

WEIGHTED SHARES USED IN COMPUTATION — BASIC	12,637,735	13,722,074

WEIGHTED SHARES USED IN COMPUTATION — DILUTED	12,637,735	13,722,074

See notes to consolidated financial statements

CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	(Expressed in U.S. Currency)
	Three Months Ended March 31,
	2007	2006
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss)	$(437,908)	$(480,834)

Adjustments to reconcile net loss from operating activities:
Depreciation and amortization	1,028	581
Minority interest in losses of subsidiaries	(12,572)	(11,113)
Pension expense	(9,221)	(9,033)
Deferred income tax	(284)	(330)
Stock option compensation	(393)	4,200
Loss from equity investees	75,674	47,252

Changes in non-cash working capital items
(Increase) in trade receivables	(93,830)	(19,560)
(Increase) in inventory	(51,044)	(5,747)
Decrease (Increase) in prepaid expenses and other	8,920	(24,372)
(Decrease) in trade payables and accrued liabilities	(97,498)	(80,509)

	(179,220)	(98,631)

CASH (USED IN) OPERATING ACTIVITIES	(617,128)	(579,465)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Series C preferred shares	—	(1,121,667)
Purchase of treasury shares	—	(63,124)
Repayment of debt	—	(25,000)

CASH (USED) IN FINANCING ACTIVITIES	—	(1,209,791)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	47,712	(11,660)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(569,416)	(1,800,916)

CASH AND CASH EQUIVALENTS — beginning of period	2,332,690	6,517,893

CASH AND CASH EQUIVALENTS — end of period	$1,763,274	$4,716,977

See notes to consolidated financial statements

CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	(Expressed in U.S. Currency)
	Three months ended March 31,
	2007	2006
Net (loss)	$(437,908)	$(480,834)

Other comprehensive income, net of tax:

Foreign currency translation adjustments	30,464	78,087

Unrealized holding gains:

Unrealized holding (losses) gain arising during period (see note below)	(1,775)	112

Total other comprehensive income	28,689	78,199

Comprehensive (loss) during period	$(409,219)	$(402,635)

Note:	Unrealized holding (losses) gain are net of tax of ($1,183) and $75 for the three months ended March 31, 2007 and 2006 respectively.
See notes to consolidated financial statements

CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
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
     For purposes of the following disclosures during the transition period of the adoption of SFAS 123(R), the weighted average fair value of options has been estimated on the date of grant using the Black-Scholes options pricing model. The Company did not issue any options or warrants in the quarters presented, hence there are no compensation costs to record for the three months ended March 31, 2007 or to present on a pro forma basis for the three months ended March 31, 2006.

     On April 6, 2006 the Board of Directors of the Company approved the Corporation’s Management Incentive Program. In connection with the program, CVF restricted common stock was granted to officers and employees of the Company totaling 1,660,000 restricted common shares. These shares will vest at the end of each year over a three year period beginning April 2007 with vesting accelerated on a change of control. The value of these shares was recorded at $0.39 per share which was the closing market price on that date. The expense is being recorded over the period that the shares vest (36 months). During the first quarter 2007 an expense of $53,209 was recorded.
3.	SUBSIDIARY ANNUAL SHAREHOLDERS MEETING
     G.P. Royalty Distribution Corporation (formerly Gemprint Corporation) conducted its annual shareholders meeting on July 10, 2006 at which time the separate audited 2005 financial statements were approved. Since no additional liabilities were reported in the audited financial statements, excess restricted cash above the sale agreement restriction of a $1 million net worth provision was reclassified to be unrestricted. In November 2006 CVF received $860,306 from Gemprint as a shareholder distribution of capital. Future distribution of the unrestricted cash from the Gemprint asset sale will be decided upon by the board of directors at future meetings.
4.	SUBSIDIARY BIOREM GOES PUBLIC
     In January 2005 Biorem completed its going public transactions and began trading on the Toronto Venture Exchange effective Friday, January 21, 2005 under the symbol BRM. CVF’s ownership position in Biorem as of March 31, 2007 is approximately 2.8 million shares representing approximately 23.6% of the outstanding shares of Biorem and has a market value as of May 1, 2007 of US $4.0 million. Since CVF no longer owns more than 50% (effective November 24, 2004), CVF records the results of Biorem on the equity basis of accounting.
5.	EQUITY AND DEBT INVESTMENT IN XYLODYNE CORPORATION
     In April 2006 the Company invested in a newly formed Ontario corporation, Xylodyne Corporation. The Company advanced a total of $15,000 cdn in March 2006 and the remaining $310,000 cdn in April 2006 of which $12,000 was invested in common stock and the remainder in an interest bearing debenture. CVF owns 40% of the common stock of Xylodyne Corporation. However since the Company is the only anticipated investor in Xylodyne Corporation, its results are consolidated into the results of the Company. In addition the Company has agreed to guarantee up to $120,000 of certain vendor payables. Xylodyne is in the business of distributing electrical vehicles, parts and developing proprietary technology relating to electrical vehicles. The business commenced operations in April 2006.
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
7.	INVENTORY

Inventory consists of the following:

	March 31, 2007	December 31, 2006
Finished goods	$113,170	$62,126
8.	INVESTMENTS
     The following table provides certain summarized unaudited financial information related to the Company’s equity basis holdings:

	Three Months Ended March 31,
	2007	2006
Net Sales	$1,534,499	$2,857,384

Gross profit on sales	551,100	744,170

Net (loss)	$(398,645)	$(225,004)

9.	CONCENTRATION OF CREDIT RISK
     For the three months ended March 31, 2007, the Company’s subsidiary, Xylodyne Corporation, had a customer which accounted for $451,459 or 69.8% of consolidated sales as compared to $nil or 0% of the three months ended March 31, 2006 consolidated sales. No other customer accounted for more than 10% of the Company’s sales in either the 2007 or 2006 first quarter. The Company’s accounts receivable from this customer at March 31, 2007 and March 31, 2006 amounted to $390,328 and $nil, respectively.
10.	DEPENDENCY ON SUPPLIER
     The Company’s subsidiary, Xylodyne Corporation, had one supplier that accounted for $385,243 or 73.0% of consolidated cost of sales as compared to $nil or 0% of the three months ended March 31, 2006 consolidated cost of sales. The Company’s accounts payable to this supplier at March 31, 2007 and March 31, 2006 amounted to $305,954 and $nil, respectively.
11.	SERIES C PREFERRED STOCK REDEMPTION
     On February 27, 2006 the Company redeemed in cash all of its outstanding Series C 6% Convertible Preferred Stock, which was held by a shareholder, in accordance with the terms. The redemption price was $1.0 million (US), plus accrued and unpaid interest of $121,666 through the redemption date, February 27, 2006. The Company issued the Series C Preferred Stock together with common shares and warrants in February 2004 in exchange for its then outstanding Series B 6% convertible Preferred Stock.
     Also the former Series C holder had a three-year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.35 per share. This warrant expired on February 27, 2007.
12.	REDEEMABLE SERIES A PREFERRED STOCK REDEMPTION
     On July 14, 2006 the Company redeemed in cash 1,885 shares of Redeemable Series A Preferred Stock. The redemption price was $34,401 (US), plus accrued and unpaid interest of $15,136 through the redemption date, July 14, 2006.

13.	STOCK BUYBACK PLAN
     As announced on December 30, 2005 the Company’s Board of Directors approved up to a maximum $500,000 stock buyback program. The program allows the Company to make up to $500,000 of stock repurchases. As of May 1, 2007 the Company has purchased 1,182,661 shares under this repurchase program for a total of $461,218.
14.	ISSUANCE OF RESTRICTED CVF COMMON SHARES
     On April 6, 2006 the Board of Directors of the Company approved the Corporation’s Management Incentive Program. In connection with the program, restricted stock was granted to officers and employees of the Company totaling 1,660,000 restricted common shares. These shares will vest at the end of each year over a three year period beginning April 2007 with vesting accelerated on a change of control. The value of these shares was recorded at $0.39 per share which was the closing market price on that date. The expense is being recorded over the period that the shares vest (36 months). During the first three months of 2007 and 2006 an expense of $53,209 and $nil was recorded respectively.
15.	INTERIM FINANCIAL STATEMENT DISCLOSURES
     Certain information and footnote disclosures normally included in annual financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying unaudited interim financial statements. Reference is made to the Company’s audited financial statements for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 13, 2007.
16.	IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

FASB 159 — Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (SFAS 159). This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for fiscal years beginning after November 15, 2007, which for us is the first quarter of fiscal 2009. We do not believe that the adoption of SFAS 159 will have a material impact on our results of operations or financial condition.

17.	SEGMENTED INFORMATION
     The Company currently has four reportable segments (three in 2006): identification systems, natural horticultural, electric vehicles & parts and general corporate. The identification systems segment consists of one company whose assets were sold in December 2005 for consideration which included a five year royalty stream. The natural horticultural segment consists of one company that develops, manufactures and markets natural fertilizers, insecticides and herbicides. In 2002, as a result of growth in the natural horticultural segment, as a percentage of consolidated sales, the Company reallocated business units to business segments to more appropriately group units for chief operating decision purposes and reporting in accordance with SFAS 131. This change was applied on a retroactive basis. The electric vehicles & parts segment consists (commenced operations in April 2006) of one company that is in the business of developing and distributing electric vehicles. The Company’s general corporate segment includes one company which provides funding and management advisory services to the holdings. This segment’s profits include interest income and gains on sales of its various holdings.
     The Company evaluates performance and allocates resources based on continuing profit or loss from operations before income taxes, depreciation and research and development. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.
     There are no intersegment sales, transfers, or profit or loss.
Industry Segments for the Three Months Ended March 31, 2007 and 2006

			Electric
	Identification	Natural	Vehicles	Corporate
	Systems	Horticultural	& Parts	Administration	Total
	$	$	$	$	$
2007
Sales	—	19,507	662,172	—	681,679
Income (Loss) from continuing operations before other income	(31,312)	(106,261)	36,837	(291,845)	(392,581)
Other income (expense)	(4,608)	13,046	14,674	(80,241)	(57,129)
Income (Loss) from continuing operations before income taxes and minority interest	(35,920)	(93,215)	51,511	(372,086)	(449,710)

2006
Sales	—	20,668	—	—	20,668
(Loss) from continuing operations before other income (expense)	(71,594)	(42,611)	—	(374,850)	(489,055)
Other income (expense)	39,841	(7,831)	—	(33,159)	(1,149)
(Loss) from continuing operations before income taxes	(31,753)	(50,442)	—	(408,009)	(490,204)
18.	CONTINGENCIES
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
On a stand-alone basis, CVF has no sales from operations. Sales and gross profit from sales reflect the operations of CVF’s consolidated subsidiaries only. The consolidated subsidiaries in the 2007 period are G.P. Royalty Distribution Corporation (“Gemprint”), Ecoval Corporation (“Ecoval”) and Xylodyne Corporation (“Xylodyne”). CVF records profit and loss using the equity method for companies in which CVF holds 20% to 50% ownership. These companies are Biorem and Petrozyme Technologies Inc. (“Petrozyme). The results of companies in which CVF has less than 20% ownership are not included in the Consolidated Statement of Operations.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006:
Consolidated sales of CVF subsidiaries for the three months ended March 31, 2007 amounted to $681,679, representing an increase of $661,011 compared to sales of $20,668 for the same period in 2006 due to Xylodyne sales of $662,172 and offset by Ecoval sales decreasing by $1,160.
CVF’s gross margin of $144,503 for the first quarter of 2007 represents an increase of $138,715 from the same period last year. This increase is due to the sales from Xylodyne and improved gross margin at Ecoval. Overall gross margin of CVF as a percentage of sales decreased to 21.2% for the first quarter of 2007 from 28.0% for the first quarter of 2006 due to Xylodyne’s low gross margin business offset by Ecoval’s improved gross margins of 52.2% in the first quarter of 2007 compared to 28.0% in the 2006 period.

Selling, general and administrative expenses on a consolidated basis for the three months ended March 31, 2007 amounted to $537,084, representing an increase of $42,241 (9%) compared to expenses of $494,843 for the same period in 2006. This increase is due to higher expenses at Xylodyne and Ecoval offset by lower expenses at the parent level and at Gemprint. The expenses at Xylodyne of $97,479 are new expenses as the company didn’t start operations until April 2006. The increase at Ecoval of $68,053 (141%) is due to ramping up the sales and marketing activities. The decrease at the parent level of $83,009 (22%) is due to lower salary expense, travel expense, insurance expense and accounting expense offset by the recording of a vested portion of the restricted CVF stock issued totaling $53,950. The decrease at Gemprint ($40,282 or 56% lower) is due to that company selling its assets in December 2005 and no longer operating a business.
Net interest income was $6,306 for the first quarter of 2007 compared to income of $50,584 for the first quarter of 2006. This decrease in income is due to lower interest bearing cash balances in the first quarter 2007 compared to the same period in 2006.
Loss from equity holdings (entities in which CVF has a 50% or less ownership) was a loss of $75,674 in the 2007 first quarter compared to loss of $47,252 in the 2006 period. This represents CVF’s share of Biorem’s loss in the 2007 period compared to CVF’s share of Biorem’s loss in the 2006 period.
Other income was $12,239 in the first quarter 2007 compared to an expense of $4,481 in the 2006 period. This was due to foreign exchange as the US dollar weakened during the 2007 period.
Income tax expense amounted to $770 in the 2007 first quarter compared to expense of $1,743 in the 2006 period.
Minority interest – included in the 2007 first quarter is $12,572 of income relating to the minority shareholders of Gemprint’s share of the 2007 first quarter’s loss compared to $11,113 in the 2006 first quarter.
CVF, on a consolidated basis, recorded a net loss of $437,908 for the three months ended March 31, 2007 compared to a net loss of $480,834 in the 2006 period.
LIQUIDITY AND CAPITAL RESOURCES:
Stockholders’ (deficit) equity as of March 31, 2007 amounted to a deficit of $332,760 compared to equity of $42,400 at December 31, 2006. This net decrease in the equity of $375,160 is primarily attributable to the net loss of $437,908 which was recognized in the first three months of 2007.
The current ratio of CVF at March 31, 2007 is 1.08 to 1, which has decreased from 1.22 to 1 at December 31, 2006 due mainly to the cash used to fund the parent loss of $372,086 in the first quarter of 2007 and the advance of $86,686 to Ecoval.
CVF management anticipates that over the next twelve month period CVF should have sufficient cash from various sources to sustain itself. Between cash on hand, value of the Biorem stock that became listed on a public market in January 2005, and the sales of a portion of its holdings in certain investee companies such as the sale of Gemprint in 2005, the Company expects to have enough cash to fund itself and those of its investee companies that are currently not profitable. Additionally, CVF has limited outside debt and a line of credit could be sought.
CVF, on February 27, 2006, redeemed its Series C Preferred Stock as well as paid accrued dividends for total cash payment of $1,121,667. The former Series C holder continued to hold a three-year warrant to purchase 100,000 shares of CVF’s common stock at an exercise price of $0.35 per share which expired in February 2007.
As at March 31, 2007, CVF’s cash balance was $1,763,274 (including restricted cash of $1,016,555) which is a decrease of $569,416 compared to December 31, 2006. The primary source of cash for the Company is expected to be from the proceeds of the sale of Gemprint and if necessary some of its holdings in Biorem, or from CVF issuing additional securities. In November 2006 CVF received $860,306 from Gemprint as a shareholder distribution of capital. The Company will also continue to assist its investee companies in their efforts to obtain outside financing in order to fund their growth and development of their business plans. Certain of the Company’s financial obligations included in current liabilities related to items that will not be paid in the near term. The Company will carefully manage its cash payments on such obligations.
As announced on December 30, 2005 CVF’s Board of Directors approved a $500,000 stock buyback program. The program allows the Company to make up to $500,000 of stock repurchases. As of May 1, 2007 the Company has purchased 1,182,661 shares for $461,218 under this repurchase agreement.
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
A subsidiary of the Company, Xylodyne is in the process of obtaining product liability insurance to cover the products that it sells. In the interim it is exposed to any potential lawsuits by individuals and/or entities that have purchased products from Xylodyne. The Company cannot make an estimate of the cost of this potential risk and therefore cannot account for any loss until an amount becomes determinable.
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

Stock Options/Warrants/Restricted Stock Grants –
During the first quarter 2007, the Company granted nil [nil in 2006] stock options to officers, employees and directors.
The Company also issued warrants which were priced at $0.16 on April 16, 2002. The warrants are fully vested and subject to fair value accounting in accordance with SFAS 123. The charge to income for the warrants issued was $111,094 during 2002.
On April 6, 2006 the Board of Directors of the Company approved the Corporation’s Management Incentive Program. In connection with the program, CVF restricted common stock was granted to officers and employees of the Company totaling 1,660,000 restricted common shares. These shares will vest at the end of each year over a three year period beginning April 2007 with vesting accelerated on a change of control. The value of these shares was recorded at $0.39 per share which was the closing market price on that date. The expense is being recorded over the period that the shares vest (36 months). During the first quarter 2007 an expense of $53,209 was recorded.
FINANCIAL CONSIDERATIONS:
The business of CVF is subject to risks described elsewhere in this report, and an investor should consider the following:
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
Item 3. Controls and Procedures
(a)	The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

(b)	There has been no significant change in the Company’s internal controls over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Small Business Issuer Purchases of Equity Securities

			Total No. of shares	Maximum Approximate Dollar
	Total Number	Average	purchased as part of	Value of shares that may yet
	of Shares	Price Paid	publicly announced plans	be purchased under publicly
PERIOD	Purchased	per Share	or programs	announced plans or programs
January 2006	84,100	$0.33	84,100	$470,543.00
February 2006	49,300	$0.36	49,300	$451,889.50
March 2006	38,100	$0.38	38,100	$436,875.60
April 2006	879,961	$0.40	879,961	$82,733.95
May 2006	89,800	$0.37	89,800	$47,940.14
June 2006	4,600	$0.33	4,600	$46,445.14
September 2006	16,800	$0.23	16,800	$42,581.14
October 2006	4,200	$0.19	4,200	$41,783.14
November 2006	15,800	$0.19	15,800	$38,781.14
December 2006	-0-	-0-	-0-	$38,781.14
January 2007	-0-	-0-	-0-	$38,781.14
February 2007	-0-	-0-	-0-	$38,781.14
March 2007	-0-	-0-	-0-	$38,781.14
TOTAL	1,182,661	$0.38	1,182,661	$38,781.14
Item 6. Exhibits

(11)	Statement re computation of per share earnings

(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certifications Pursuant to 18 U.S.C. 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
DATED: May 15, 2007

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