Form 10QSB
period 2007-06-30
CVF TECHNOLOGIES CORP
filed 2007-08-14
CIK 1032997

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
CVF TECHNOLOGIES CORPORATION
(Exact name of small business issuer as specified in its charter)

NEVADA	0-29266	87-0429335
(State or other jurisdiction	(Commission File	(I.R.S. Employer
of incorporation or organization)	Number)	Identification No.)
8604 Main Street, Suite 1
WILLIAMSVILLE, NEW YORK 14221
(716) 565-4711
(Address, including zip code, and telephone number,
including area code, of issuer’s principal executive offices)
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 31, 2007, there were 12,637,735 shares of common stock, $0.001 par value per share, of the issuer outstanding.
     Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Expressed in U.S. Currency)
	June 30,	December 31,
	2007	2006
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$357,403	$1,164,736
Restricted cash	998,456	1,167,954
Trade receivables	358,594	401,714
Inventory	82,800	62,126
Prepaid expenses and other	35,887	37,148

TOTAL CURRENT ASSETS	1,833,140	2,833,678

Property and equipment, net of accumulated depreciation	14,816	12,167
Loans receivable	142,251	142,251
Equity investment & notes receivable in Biorem (see Note 4)	305,615	487,546
Holdings available for sale, at market	16,017	18,628
Security Deposit, long-term	1,560	1,426
Note receivable	444,591	406,461

TOTAL ASSETS	$2,757,990	$3,902,157

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES:
Accounts payables and accrued liabilities	$982,303	$2,322,857
IRS Audit Settlement	876,788	—

TOTAL CURRENT LIABILITIES	1,859,091	2,322,857

LONG-TERM LIABILITIES:
Deferred income taxes	93,070	87,195
Minority interest	861,686	832,111
Pension obligation	628,598	588,540

TOTAL LONG-TERM LIABILITIES	1,583,354	1,507,846

Redeemable Series A preferred stock, $0.001 par value, redeemable at $18.25 per share, authorized 500,000 shares, issued and outstanding 1,592 shares	29,054	29,054

	3,471,499	3,859,757

STOCKHOLDERS’ (DEFICIT) EQUITY:
Common stock, $0.001 par value, authorized 50,000,000 shares, 14,302,096 issued and in treasury 1,664,361	15,962	15,962
Warrants	111,094	111,094
Additional paid in capital	29,752,262	29,643,702
Treasury stock	(3,208,392)	(3,208,392)
Accumulated other comprehensive loss	(220,264)	(271,606)
Accumulated deficit	(27,164,171)	(26,248,360)

TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(713,509)	42,400

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$2,757,990	$3,902,157

See notes to consolidated financial statements

CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	(Expressed in U.S. Currency)
	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
SALES	$635,903	$179,652	$1,317,582	$200,320

Royalty Income	5,908	7,707	5,908	8,100

Cost of sales	476,344	113,327	1,013,520	128,207

GROSS MARGIN	165,467	74,032	309,970	80,213

EXPENSES:
Selling, general and administrative	560,227	616,416	1,097,311	1,111,259

TOTAL EXPENSES	560,227	616,416	1,097,311	1,111,259

(Loss) from continuing operations before under noted items	(394,760)	(542,384)	(787,341)	(1,031,046)

OTHER (EXPENSES) INCOME
Interest income, net	11,341	29,597	17,647	80,181
(Loss) from equity investees	(165,545)	(143,355)	(241,219)	(190,607)
Other (expense), net	(23,035)	(140,043)	(10,796)	(144,917)

TOTAL OTHER (EXPENSE)	(177,239)	(253,801)	(234,368)	(255,343)

(Loss) before income taxes and minority interest	(571,999)	(796,185)	(1,021,709)	(1,286,389)

(Recovery of) Income taxes	(132,826)	589	(132,056)	2,332

(Loss) before minority interest	(439,173)	(796,774)	(889,653)	(1,288,721)

Minority interest in loss	33,104	49,220	45,676	60,333

NET (LOSS)	$(406,069)	$(747,554)	$(843,977)	$(1,228,388)

BASIC (LOSS) PER SHARE	$(0.03)	$(0.06)	$(0.07)	$(0.09)

DILUTED (LOSS) PER SHARE	$(0.03)	$(0.06)	$(0.07)	$(0.09)

WEIGHTED SHARES USED IN COMPUTATION — BASIC	12,637,735	12,942,638	12,637,735	13,177,491

WEIGHTED SHARES USED IN COMPUTATION — DILUTED	12,637,735	12,942,638	12,637,735	13,177,491

See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	(Expressed in U.S. Currency)
	Six Months Ended June 30,
	2007	2006
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss) from continuing operations	$(843,977)	$(1,228,388)

Adjustments to reconcile net loss from operating activities:
Depreciation and amortization	2,129	1,593
Equity based compensation	19,800	—
Minority interest in losses of subsidiaries	(45,676)	(60,333)
Pension expense	40,058	12,142
Deferred income tax	5,875	4,778
Stock option compensation	393	(4,200)
Loss from equity investees	241,219	190,607
Issuance of restricted stock	—	53,950
Changes in non-cash working capital items
Decrease (Increase) in trade receivables	43,120	(63,643)
(Increase) in loans receivable	—	(16,126)
(Increase) in inventory	(20,674)	(133,367)
Decrease (Increase) in prepaid expenses and other	1,261	(45,334)
(Decrease) in trade payables and accrued liabilities	(457,891)	(228,655)

	(170,386)	(288,588)

CASH (USED IN) OPERATING ACTIVITIES	(1,014,363)	(1,516,976)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Series C preferred shares	—	(1,121,667)
Purchase of treasury shares	—	(453,554)
Repayment of debt	—	(25,000)
Purchase of public company shares		(51,586)

CASH (USED) IN FINANCING ACTIVITIES	—	(1,651,807)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	37,532	86,989

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(976,831)	(3,081,794)

CASH AND CASH EQUIVALENTS — beginning of period	2,332,690	6,517,893

CASH AND CASH EQUIVALENTS — end of period	$1,355,859	$3,436,099

See notes to consolidated financial statements

CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	(Expressed in U.S. Currency)
	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net (loss)	$(406,069)	$(747,554)	$(843,977)	$(1,228,388)

Other comprehensive income, net of tax:

Foreign currency translation adjustments	25,639	(1,855)	56,103	76,232

Unrealized holding gains:

Unrealized holding (losses) gain arising during period (see note below)	(2,986)	967	(4,761)	1,079

Total other comprehensive income	22,653	(888)	51,342	77,311

Comprehensive (loss) during period	$(383,416)	$(748,442)	$(792,635)	$(1,151,077)

Note: Unrealized holding (losses) gain are net of tax of ($1,991) and $645 for the three months ended June 30, 2007 and 2006 respectively and ($3,174) and $704 for the six months ended June 30, 2007 and 2006 respectively.
See notes to consolidated financial statements

CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006
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
     For purposes of the following disclosures during the transition period of the adoption of SFAS 123(R), the weighted average fair value of options has been estimated on the date of grant using the Black-Scholes options pricing model. The Company issued warrants to an officer of one of its subsidiaries in April 2007. Compensation costs of $19,800 was recorded for these warrants for the six months ended June 30, 2007. There were no options or warrants issued during the six month period ended June 30, 2006.

     On April 6, 2006 the Board of Directors of the Company approved the Corporation’s Management Incentive Program. In connection with the program, CVF restricted common stock was granted to officers and employees of the Company totaling 1,660,000 restricted common shares. These shares will vest at the end of each year over a three year period beginning April 2007 with vesting accelerated on a change of control. The value of these shares was recorded at $0.39 per share which was the closing market price on that date. The expense is being recorded over the period that the shares vest (36 months). During the first six months of 2007 and 2006 an expense of $105,900 and $53,950 was recorded, respectively.
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
     In January 2005 Biorem completed its going public transactions and began trading on the Toronto Venture Exchange effective Friday, January 21, 2005 under the symbol BRM. CVF’s ownership position in Biorem as of June 30, 2007 is approximately 2.8 million shares representing approximately 23.6% of the outstanding shares of Biorem and has a market value as of July 31, 2007 of US $4.0 million. Since CVF no longer owns more than 50% (effective November 24, 2004), CVF records the results of Biorem on the equity basis of accounting.
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
7.	INVENTORY

Inventory consists of the following:

	June 30, 2007	December 31, 2006
Finished goods	$82,800	$62,126
8.	INVESTMENTS
     The following table provides certain summarized unaudited financial information related to the Company’s equity basis holdings:

	Six Months Ended June 30,
	2007	2006
Net Sales	$3,570,851	$5,363,351

Gross profit on sales	1,237,291	1,327,024

Net (loss)	$(1,142,881)	$(830,435)

9.	CONCENTRATION OF CREDIT RISK
     For the six months ended June 30, 2007, the Company’s subsidiary, Xylodyne Corporation, had a customer which accounted for $816,696 or 69.5% of consolidated sales as compared to $nil or 0% of the six months ended June 30, 2006 consolidated sales. No other customer accounted for more than 10% of the Company’s sales in the first six months of either 2007 or 2006. The Company’s accounts receivable from this customer at June 30, 2007 and June 30, 2006 amounted to $160,711 and $nil, respectively.
10.	DEPENDENCY ON SUPPLIER
     The Company’s subsidiary, Xylodyne Corporation, had one supplier that accounted for $642,759 or 67.3% of consolidated cost of sales as compared to $nil or 0% of the six months ended June 30, 2007 and six months ended June 30, 2006 respectively consolidated cost of sales. The Company’s accounts payable to this supplier at June 30, 2007 and June 30, 2006 amounted to $233,910 and $nil, respectively.
11.	SETTLEMENT WITH THE INTERNAL REVENUE SERVICE
     As the result of an audit, in 2003 the IRS proposed adjustments to the Company’s income tax returns for 1997, 2000, and 2001, and asserted a tax deficiency of $2,969,123, plus interest. More specifically, the IRS proposed disallowances of (1) bad debt deductions in 2000 and 2001 in the amounts of $1,221,494 and $1,232,257, respectively; (2) worthless stock loss in the amount of $5,806,496 in 2000; (3) worthless stock loss in the amount of $2,141,566 in 2000; and (4) capital loss carryback of $447,452 from the taxable year 2001 to 1997. The administrative appeals division of the IRS and the Company agreed to settle the dispute. Under the settlement, the IRS would concede (1) and (3) and the Company would concede (4). With respect to (2), the worthless stock loss in 2000, the IRS and the Company would agree the loss would be allowed, in part, in 2000 and, in part, in 2001 ($3,870,999 in 2000; $1,935,490 in 2001). Because that loss was carried back to 1997, the settlement would result in a total tax deficiency of $515,030, plus interest, for the tax year 1997 and no deficiencies for 2000 and 2001. The part of the loss disallowed for carryback from 2000 to 1997 would be available as a carryforward for years after 2001. On July 9, 2007 the Company received a letter from the Internal Revenue Service confirming final approval of the settlement.

12.	SERIES C PREFERRED STOCK REDEMPTION
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
13.	REDEEMABLE SERIES A PREFERRED STOCK REDEMPTION
     On July 14, 2006 the Company redeemed in cash 1,885 shares of Redeemable Series A Preferred Stock. The redemption price was $34,401 (US), plus accrued and unpaid interest of $15,136 through the redemption date, July 14, 2006.
14.	STOCK BUYBACK PLAN
     As announced on December 30, 2005 the Company’s Board of Directors approved up to a maximum $500,000 stock buyback program. The program allows the Company to make up to $500,000 of stock repurchases. As of July 31, 2007 the Company has purchased 1,182,661 shares under this repurchase program for a total of $461,218.
15.	ISSUANCE OF RESTRICTED CVF COMMON SHARES
     On April 6, 2006 the Board of Directors of the Company approved the Corporation’s Management Incentive Program. In connection with the program, restricted stock was granted to officers and employees of the Company totaling 1,660,000 restricted common shares. These shares will vest at the end of each year over a three year period beginning April 2007 with vesting accelerated on a change of control. The value of these shares was recorded at $0.39 per share which was the closing market price on that date. The expense is being recorded over the period that the shares vest (36 months). During the first six months of 2007 and 2006 an expense of $105,900 and $53,950 was recorded respectively.

16.	INTERIM FINANCIAL STATEMENT DISCLOSURES
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
17.	IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has implemented new accounting standards as follows:

FIN 48 — Accounting for Uncertainty in Income Taxes

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

FASB 157 — Fair Value Measures

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

FASB 159 — Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (SFAS 159). This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for fiscal years beginning after November 15, 2007, which for us is the first quarter of fiscal 2008. We do not believe that the adoption of SFAS 159 will have a material impact on our results of operations or financial condition.

18.	SEGMENTED INFORMATION
     The Company currently has four reportable segments (three in 2006): identification systems, natural horticultural, electric vehicles & parts and general corporate. The identification systems segment consists of one company whose assets were sold in December 2005 for consideration which included a five year royalty stream. The natural horticultural segment consists of one company that develops, manufactures and markets natural fertilizers, insecticides and herbicides. In 2002, as a result of growth in the natural horticultural segment, as a percentage of consolidated sales, the Company reallocated business units to business segments to more appropriately group units for chief operating decision purposes and reporting in accordance with SFAS 131. This change was applied on a retroactive basis. The electric vehicles & parts segment (commenced operations in April 2006) consists of one company that is in the business of developing and distributing electric vehicles. The Company’s general corporate segment includes one company which provides funding and management advisory services to the holdings. This segment’s profits include interest income and gains on sales of its various holdings.
     The Company evaluates performance and allocates resources based on continuing profit or loss from operations before income taxes, depreciation and research and development. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.
     There are no intersegment sales, transfers, or profit or loss.

Industry Segments for the Six Months Ended June 30, 2007 and 2006

			Electric
	Identification	Natural	Vehicles	Corporate
	Systems	Horticultural	& Parts	Administration	Total
2007
Sales	$—	$149,064	$1,174,426	$—	$1,323,490
Income (Loss) from continuing operations before other income	(44,093)	(137,483)	19,826	(625,591)	(787,341)
Other income (expense)	(86,410)	135,671	12,211	(295,840)	(234,368)
Income (Loss) from continuing operations before income taxes and minority interest	(130,503)	(1,812)	32,037	(921,431)	(1,021,709)

2006
Sales	—	140,086	68,334	—	208,420
(Loss) from continuing operations before other income (expense)	(102,445)	(55,369)	(113,080)	(760,152)	(1,031,046)
Other income (expense)	(69,935)	46,102	—	(231,510)	(255,343)
(Loss) from continuing operations before income taxes	(172,380)	(9,267)	(113,080)	(991,662)	(1,286,389)
19.	CONTINGENCIES
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
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006:
Consolidated sales of CVF subsidiaries for the three months ended June 30, 2007 amounted to $635,903, representing an increase of $456,251 compared to sales of $179,652 for the same period in 2006 due to Xylodyne sales increase of $443,920 and Ecoval sales increase of $12,331.
CVF’s gross margin of $165,467 for the second quarter of 2007 represents an increase of $91,435 from the same period last year. This increase is due to the sales from Xylodyne and improved gross margin at Ecoval. Overall gross margin of CVF as a percentage of sales decreased to 26.0% for the second quarter of 2007 from 41.2% for the second quarter of 2006. This was due to Xylodyne’s low gross margin, 16.5% in the second quarter of 2007 vs 23.9% for the second quarter of 2006. This business was offset by Ecoval’s improved gross margins of 65.4% in the second quarter of 2007 compared to 51.8% in the 2006 period.

Selling, general and administrative expenses on a consolidated basis for the three months ended June 30, 2007 amounted to $560,227, representing a decrease of $56,189 (9%) compared to expenses of $616,416 for the same period in 2006. This decrease is due to lower expenses at the parent, Gemprint, and Xylodyne offset by higher expenses at Ecoval. The increase at Ecoval of $41,290 (58%) is due to ramping up the sales and marketing activities. The decrease at the parent level of $51,551 (13%) is due to lower salary expense, travel expense, insurance expense and accounting expense. The decrease at Gemprint ($18,070 or 59% lower) is due to that company selling its assets in December 2005 and no longer operating a business.
Net interest income was $11,341 for the second quarter of 2007 compared to income of $29,597 for the second quarter of 2006. This decrease in income is due to lower interest bearing cash balances in the second quarter 2007 compared to the same period in 2006.
Loss from equity holdings (entities in which CVF has a 50% or less ownership) was a loss of $165,545 in the 2007 second quarter compared to loss of $143,355 in the 2006 period. This represents CVF’s share of Biorem’s loss in the 2007 period compared to CVF’s share of Biorem’s loss in the 2006 period.
Other expense was $23,035 in the second quarter 2007 compared to an expense of $140,043 in the 2006 period. This was due to foreign exchange as the US dollar weakened during the 2007 and 2006 periods.
Recovery of income tax amounted to $132,826 in the 2007 second quarter as the IRS settlement was accepted by the Joint Committee of Congress and therefore the accrual adjusted to the accepted balance resulting in recovery of income taxes. This compared to expense of $589 in the 2006 period.
Minority interest — included in the 2007 second quarter is $33,104 of income relating to the minority shareholders of Gemprint’s share of the 2007 second quarter’s loss compared to $49,220 in the 2006 second quarter.
CVF, on a consolidated basis, recorded a net loss of $406,069 ($0.03 loss per share) for the three months ended June 30, 2007 compared to a net loss of $747,554 ($0.06 loss per share) in the 2006 period.
RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006:
Consolidated sales of CVF subsidiaries for the six months ended June 30, 2007 amounted to $1,317,582, representing an increase of $1,117,262 compared to sales of $200,320 for the same period in 2006 due to the Xylodyne sales increase of $1,106,091 and an Ecoval sales increase of $11,170.
CVF’s gross margin of $309,970 for the first six months of 2007 represents an increase of $237,857 from the same period last year. This increase is due to the sales from Xylodyne and improved gross margin at Ecoval. Overall gross margin of CVF as a percentage of sales decreased to 23.5% for the first six months of 2007 from 36.0% for the first six months of 2006 due to Xylodyne’s low gross margin business offset by Ecoval’s improved gross margins of 63.6% in the first six months of 2007 compared to 42.3% in the 2006 period.
Selling, general and administrative expenses on a consolidated basis for the six months ended June 30, 2007 amounted to $1,097,311, representing a decrease of $13,948 (1%) compared to expenses of $1,111,259 for the same period in 2006. This decrease is due to the parent level decrease of $134,559 (18%) due to lower salary expense, travel expense, insurance expense and accounting expense offset by the recording of a vested portion of the restricted CVF stock issued totaling $105,900 in the 2007 period compared to $53,950 in the 2006 period. The decrease at Gemprint ($58,353 or 57% lower) is due to that company selling its assets in December 2005 and no longer operating a business. Expenses at Xylodyne and Ecoval were higher. The expenses at Xylodyne increased by $69,621 (54%) as that company only operated for three months during the 2006 period having started operations in April 2006. The increase at Ecoval of $109,343 (92%) is due to ramping up the sales and marketing activities.

Net interest income was $17,647 for the first six months of 2007 compared to income of $80,181 for the first six months of 2006. This decrease in income is due to lower interest bearing cash balances in the first six months of 2007 compared to the same period in 2006.
Loss from equity holdings (entities in which CVF has a 50% or less ownership) was a loss of $241,219 in the first six months of 2007 compared to loss of $190,607 in the 2006 period. This represents CVF’s share of Biorem’s loss in the 2007 period compared to CVF’s share of Biorem’s loss in the 2006 period.
Other expense was $10,796 in the first six months of 2007 compared to an expense of $144,917 in the 2006 period. This was due to foreign exchange as the US dollar weakened during the 2007 and 2006 periods.
Recovery of income tax amounted to $132,056 in the first six months of 2007 as the IRS settlement was accepted by the Joint Committee of Congress and therefore the accrual adjusted to the accepted balance resulting in recovery of income taxes. This compared to expense of $2,332 in the 2006 period.
Minority interest — included in the first six months of 2007 first quarter is $45,676 of income relating to the minority shareholders of Gemprint’s share of the 2007 first six months, loss compared to $60,333 in the 2006 period.
CVF, on a consolidated basis, recorded a net loss of $843,977 ($0.07 loss per share) for the six months ended June 30, 2007 compared to a net loss of $1,228,388 ($0.09 loss per share) in the 2006 period.
LIQUIDITY AND CAPITAL RESOURCES:
Stockholders’ (deficit) equity as of June 30, 2007 amounted to a deficit of $713,509 compared to equity of $42,400 at December 31, 2006. This net decrease in the equity of $755,909 is primarily attributable to the net loss of $843,977 which was recognized in the first six months of 2007.
The current ratio of CVF at June 30, 2007 is .99 to 1, which has decreased from 1.22 to 1 at December 31, 2006 due mainly to the cash used to fund the parent loss of $594,986 in the first six months of 2007 and advance $187,000 to Ecoval.
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
As at June 30, 2007, CVF’s cash balance was $1,355,859 (including restricted cash of $998,456) which is a decrease of $976,831 compared to December 31, 2006. The primary source of cash for the Company is expected to be from the proceeds of the sale of Gemprint and if necessary some of its holdings in Biorem, or from CVF issuing additional securities. In November 2006 CVF received $860,306 from Gemprint as a shareholder distribution of capital. The Company will also continue to assist its investee companies in their efforts to obtain outside financing in order to fund their growth and development of their business plans. Certain of the Company’s financial obligations included in current liabilities related to items that will not be paid in the near term. The Company will carefully manage its cash payments on such obligations.
As the result of an audit, in 2003 the IRS proposed adjustments to the Company’s income tax returns for 1997, 2000, and 2001, and asserted a tax deficiency of $2,969,123, plus interest. More specifically, the IRS proposed disallowances of (1) bad debt deductions in 2000 and 2001 in the amounts of $1,221,494 and $1,232,257, respectively; (2) worthless stock loss in the amount of $5,806,496 in 2000; (3) worthless stock loss in the amount of $2,141,566 in 2000; and (4) capital loss carryback of $447,452 from the taxable year 2001 to 1997. The administrative appeals division of the IRS and the Company agreed to settle the dispute. Under such settlement, the IRS would concede (1) and (3) and the Company would concede (4). With respect to (2), the worthless stock loss in 2000, the IRS and the Company would agree the loss would be allowed, in part, in 2000 and, in part, in 2001 ($3,870,999 in 2000; $1,935,490 in 2001). Because that loss was carried back to 1997, the settlement would result in a total tax deficiency of $515,030, plus interest, for the tax year 1997 and no deficiencies for 2000 and 2001. The part of the loss disallowed for carryback from 2000 to 1997 would be available as a carryforward for years after 2001. On July 9, 2007 the Company received a letter from the Internal Revenue Service confirming final approval of the settlement.
As announced on December 30, 2005, CVF’s Board of Directors approved a $500,000 stock buyback program. The program allows the Company to make up to $500,000 of stock repurchases. As of July 31, 2007, the Company has purchased 1,182,661 shares for $461,218 under this repurchase agreement.
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
Contingencies -
A subsidiary of the Company, Xylodyne, is in the process of obtaining product liability insurance to cover the products that it sells. In the interim it is exposed to any potential lawsuits by individuals and/or entities that have purchased products from Xylodyne. The Company cannot make an estimate of the cost of this potential risk and therefore cannot account for any loss until an amount becomes determinable.
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
Stock Options/Warrants/Restricted Stock Grants -
During the first six months of 2007, the Company granted nil [nil in 2006] stock options to officers, employees and directors.
The Company issued warrants to an officer of one of its subsidiaries in April 2007. Compensation costs of $19,800 was recorded for these warrants for the six months ended June 30, 2007.
The Company also issued warrants which were priced at $0.16 on April 16, 2002. The warrants are fully vested and subject to fair value accounting in accordance with SFAS 123. The charge to income for the warrants issued was $111,094 during 2002.

On April 6, 2006 the Board of Directors of the Company approved the Corporation’s Management Incentive Program. In connection with the program, CVF restricted common stock was granted to officers and employees of the Company totaling 1,660,000 restricted common shares. These shares will vest at the end of each year over a three year period beginning April 2007 with vesting accelerated on a change of control. The value of these shares was recorded at $0.39 per share which was the closing market price on that date. The expense is being recorded over the period that the shares vest (36 months). During the first six months of 2007 and 2006 an expense of $105,900 and $53,950 was recorded respectively.
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
Item 3. Controls and Procedures
(a)	The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

(b)	There has been no significant change in the Company’s internal controls over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Small Business Issuer Purchases of Equity Securities

			Total No. of shares	Maximum Approximate Dollar
	Total Number	Average	purchased as part of	Value of shares that may yet
	of Shares	Price Paid	publicly announced plans	be purchased under publicly
PERIOD	Purchased	per Share	or programs	announced plans or programs
January 2006	84,100	$0.33	84,100	$470,543.00
February 2006	49,300	$0.36	49,300	$451,889.50
March 2006	38,100	$0.38	38,100	$436,875.60
April 2006	879,961	$0.40	879,961	$82,733.95
May 2006	89,800	$0.37	89,800	$47,940.14
June 2006	4,600	$0.33	4,600	$46,445.14
September 2006	16,800	$0.23	16,800	$42,581.14
October 2006	4,200	$0.19	4,200	$41,783.14
November 2006	15,800	$0.19	15,800	$38,781.14
December 2006	-0-	-0-	-0-	$38,781.14
January 2007	-0-	-0-	-0-	$38,781.14
February 2007	-0-	-0-	-0-	$38,781.14
March 2007	-0-	-0-	-0-	$38,781.14
April 2007	-0-	-0-	-0-	$38,781.14
May 2007	-0-	-0-	-0-	$38,781.14
June 2007	-0-	-0-	-0-	$38,781.14
TOTAL	1,182,661	$0.38	1,182,661	$38,781.14
Item 6. Exhibits
(11)	Statement re computation of per share earnings

(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certifications Pursuant to 18 U.S.C. 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     SIGNATURES
          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
DATED: August 14, 2007

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