Form 10QSB
period 2007-09-30
CVF TECHNOLOGIES CORP
filed 2007-11-14
CIK 1032997

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
CVF TECHNOLOGIES CORPORATION
(Exact name of small business issuer as specified in its charter)

NEVADA	0-29266	87-0429335
(State or other jurisdiction	(Commission File	(I.R.S. Employer
of incorporation or organization)	Number)	Identification No.)
8604 Main Street, Suite 1
WILLIAMSVILLE, NEW YORK 14221
(716) 565-4711
(Address, including zip code, and telephone number,
including area code, of issuer’s principal executive offices)
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 31, 2007, there were 12,637,735 shares of common stock, $0.001 par value per share, of the issuer outstanding.
     Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Expressed in U.S. Currency)

	September 30,	December 31,
	2007	2006
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$548,213	$1,164,736
Restricted cash	633,664	1,167,954
Trade receivables	97,757	401,714
Inventory	79,879	62,126
Prepaid expenses and other	18,947	37,148

TOTAL CURRENT ASSETS	1,378,460	2,833,678

Property and equipment, net of accumulated depreciation	14,576	12,167
Loans receivable	142,251	142,251
Equity investment & notes receivable in Biorem (see Note 4)	—	487,546
Holdings available for sale, at market	1,796	18,628
Security Deposit, long-term	1,671	1,426
Note receivable	476,138	406,461

TOTAL ASSETS	$2,014,892	$3,902,157

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES:
Accounts payables and accrued liabilities	$1,062,693	$2,322,857
IRS Audit Settlement—Tax	515,030	—
IRS Audit Settlement-Interest	331,273	—

TOTAL CURRENT LIABILITIES	1,908,996	2,322,857

LONG-TERM LIABILITIES:
Deferred income taxes	102,466	87,195
Minority interest	902,115	832,111
Pension obligation	664,725	588,540

TOTAL LONG-TERM LIABILITIES	1,669,306	1,507,846

Redeemable Series A preferred stock, $0.001 par value, redeemable at $18.25 per share, authorized 500,000 shares, issued and outstanding 1,592 shares	29,054	29,054

	3,607,356	3,859,757

STOCKHOLDERS’ (DEFICIT) EQUITY:
Common stock, $0.001 par value, authorized 50,000,000 shares, 14,302,096 issued and in treasury 1,664,361	15,962	15,962
Warrants	111,094	111,094
Additional paid in capital	29,806,212	29,643,702
Treasury stock	(3,208,392)	(3,208,392)
Accumulated other comprehensive loss	(342,762)	(271,606)
Accumulated deficit	(27,974,578)	(26,248,360)

TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(1,592,464)	42,400

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$2,014,892	$3,902,157

See notes to consolidated financial statements

CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	(Expressed in U.S. Currency)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
SALES	$222,331	$802,975	$1,539,913	$1,003,295

Royalty Income	15,485	—	21,393	8,100

Cost of sales	177,463	636,142	1,190,983	764,349

GROSS MARGIN	60,353	166,833	370,323	247,046

EXPENSES:
Selling, general and administrative	527,701	537,742	1,625,012	1,649,001

TOTAL EXPENSES	527,701	537,742	1,625,012	1,649,001

(Loss) from continuing operations before under noted items	(467,348)	(370,909)	(1,254,689)	(1,401,955)

OTHER (EXPENSES) INCOME
Interest income, net	13,876	26,743	31,523	106,924
(Loss) from equity investees	(314,438)	(76,054)	(555,657)	(266,661)
Other (expense), net	(50,208)	(216)	(61,004)	(145,133)

TOTAL OTHER (EXPENSE)	(350,770)	(49,527)	(585,138)	(304,870)

(Loss) before income taxes and minority interest	(818,118)	(420,436)	(1,839,827)	(1,706,825)

(Recovery of) Income taxes	11,654	10,951	(120,402)	13,283

(Loss) before minority interest	(829,772)	(431,387)	(1,719,425)	(1,720,108)

Minority interest in loss	19,731	11,271	65,407	71,604

NET (LOSS)	$(810,041)	$(420,116)	$(1,654,018)	$(1,648,504)

BASIC (LOSS) PER SHARE	$(0.06)	$(0.03)	$(0.13)	$(0.13)

DILUTED (LOSS) PER SHARE	$(0.06)	$(0.03)	$(0.13)	$(0.13)

WEIGHTED SHARES USED IN COMPUTATION — BASIC	12,637,735	12,671,613	12,637,735	13,007,012

WEIGHTED SHARES USED IN COMPUTATION — DILUTED	12,637,735	12,671,613	12,637,735	13,007,012

See notes to consolidated financial statements

CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	(Expressed in U.S. Currency)

	Nine Months Ended September 30,
	2007	2006
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss) from continuing operations	$(1,654,018)	$(1,648,504)

Adjustments to reconcile net loss from operating activities:
Depreciation and amortization	3,269	2,077
Equity based compensation	19,800	—
Minority interest in losses of subsidiaries	(65,407)	(71,604)
Pension expense	76,185	4,151
Deferred income tax	15,271	2,628
Stock option compensation	393	(7,000)
Loss from equity investees	555,657	266,661
Issuance of restricted stock	—	107,900
Changes in non-cash working capital items
Decrease (Increase) in trade receivables	303,957	(579,634)
(Increase) in loans receivable	—	(16,105)
(Increase) in inventory	(17,753)	(40,130)
Decrease (Increase) in prepaid expenses and other	18,201	(58,149)
Increase (Decrease) in trade payables and accrued liabilities	(398,590)	178,684

	510,983	(210,521)

CASH (USED IN) OPERATING ACTIVITIES	(1,143,035)	(1,859,025)

CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Proceeds from sale of holdings	19,877	—

CASH PROVIDED BY INVESTING ACTIVITIES	19,877	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Series A preferred shares	—	(34,401)
Redemption of Series C preferred shares	—	(1,121,667)
Purchase of treasury shares	—	(457,418)
Repayment of debt	—	(25,000)
Purchase of public company shares	—	(60,369)

CASH (USED) IN FINANCING ACTIVITIES	—	(1,698,855)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(27,655)	74,132

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,150,813)	(3,483,748)

CASH AND CASH EQUIVALENTS — beginning of period	2,332,690	6,517,893

CASH AND CASH EQUIVALENTS — end of period	$1,181,877	$3,034,145

See notes to consolidated financial statements

CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	(Expressed in U.S. Currency)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net (loss)	$(810,041)	$(420,116)	$(1,654,018)	$(1,648,504)

Other comprehensive income, net of tax:

Foreign currency translation adjustments	(125,362)	6	(69,259)	76,238

Unrealized holding gains:

Unrealized holding (losses) gain arising during period (see note below)	2,864	(3,023)	(1,897)	(1,944)

Total other comprehensive income	(122,498)	(3,017)	(71,156)	74,294

Comprehensive (loss) during period	$(932,539)	$(423,133)	$(1,725,174)	$(1,574,210)

Note: Unrealized holding (losses) gain are net of tax of $1,909 and ($2,015) for the three months ended September 30, 2007 and 2006, respectively, and ($1,265) and ($1,296) for the nine months ended September 30, 2007 and 2006, respectively.
See notes to consolidated financial statements

CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
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
     For purposes of the following disclosures during the transition period of the adoption of SFAS 123(R), the weighted average fair value of options has been estimated on the date of grant using the Black-Scholes options pricing model. The Company issued warrants to an officer of one of its subsidiaries in April 2007. Compensation costs of $19,800 were recorded for these warrants for the nine months ended September 30, 2007. There were no options or warrants issued during the nine month period ended September 30, 2006.

     On April 6, 2006 the Board of Directors of the Company approved the Corporation’s Management Incentive Program. In connection with the program, CVF restricted common stock was granted to officers and employees of the Company totaling 1,660,000 restricted common shares. These shares will vest at the end of each year over a three year period beginning April 2007 with vesting accelerated on a change of control. The value of these shares was recorded at $0.39 per share which was the closing market price on that date. The expense is being recorded over the period that the shares vest (36 months). During the first nine months of 2007 and 2006 an expense of $157,000 and $107,900 was recorded, respectively.
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
4. SUBSIDIARY BIOREM GOES PUBLIC
     In January 2005 Biorem completed its going public transactions and began trading on the Toronto Venture Exchange effective Friday, January 21, 2005 under the symbol BRM. CVF’s ownership position in Biorem as of September 30, 2007 is approximately 2.8 million             shares representing approximately 23.6% of the outstanding shares of Biorem and has a market value as of October 31, 2007 of US $4.5 million. Since CVF no longer owns more than 50% (effective November 24, 2004), CVF records the results of Biorem on the equity basis of accounting.
5. EQUITY AND DEBT INVESTMENT IN XYLODYNE CORPORATION
     In April 2006 the Company invested in a newly formed Ontario corporation, Xylodyne Corporation. The Company advanced a total of $15,000 cdn in March 2006 and the remaining $310,000 cdn in April 2006 of which $12,000 was invested in common stock and the remaining $313,000 cdn in an interest bearing debenture. CVF owns 40% of the common stock of Xylodyne Corporation. However since the Company is the only anticipated investor in Xylodyne Corporation, its results are consolidated into the results of the Company. In addition the Company has agreed to guarantee up to $120,000 of certain vendor payables. Xylodyne is in the business of distributing electrical vehicles, parts and developing proprietary technology relating to electrical vehicles. The business commenced operations in April 2006.
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
7.	INVENTORY

Inventory consists of the following:

	September 30, 2007	December 31, 2006
Finished goods	$79,879	$62,126
8. INVESTMENTS
     The following table provides certain summarized unaudited financial information related to the Company’s equity basis holdings:

	Nine Months Ended September 30,
	2007	2006
Net Sales	$5,982,455	$7,885,807

Gross profit on sales	1,971,389	2,293,760

Net (loss)	$(2,827,107)	$(1,157,225)

9. CONCENTRATION OF CREDIT RISK
     For the nine months ended September 30, 2007, the Company’s subsidiary, Xylodyne Corporation, had a customer which accounted for $770,799 or 50.1% of consolidated sales as compared to $496,317 or 61.8% of the nine months ended September 30, 2006 consolidated sales. No other customer accounted for more than 10% of the Company’s sales in the first nine months of either 2007 or 2006. The Company’s accounts receivable from this customer at September 30, 2007 and September 30, 2006 amounted to $8,493 and $361,964, respectively.
10. DEPENDENCY ON SUPPLIER
     The Company’s subsidiary, Xylodyne Corporation, had one supplier that accounted for $657,952 or 55.2% of consolidated cost of sales as compared to $419,723 or 54.9% of the nine months ended September 30, 2007 and nine months ended September 30, 2006 respectively consolidated cost of sales. The Company’s accounts payable to this supplier at September 30, 2007 and September 30, 2006 amounted to $103,931 and $196,073, respectively.
11. SETTLEMENT WITH THE INTERNAL REVENUE SERVICE
     As the result of an audit, in 2003 the IRS proposed adjustments to the Company’s income tax returns for 1997, 2000, and 2001, and asserted a tax deficiency of $2,969,123, plus interest. More specifically, the IRS proposed disallowances of (1) bad debt deductions in 2000 and 2001 in the amounts of $1,221,494 and $1,232,257, respectively; (2) worthless stock loss in the amount of $5,806,496 in 2000; (3) worthless stock loss in the amount of $2,141,566 in 2000; and (4) capital loss carryback of $447,452 from the taxable year 2001 to 1997. The administrative appeals division of the IRS and the Company agreed to settle the dispute. Under the settlement, the IRS would concede (1) and (3) and the Company would concede (4). With respect to (2), the worthless stock loss in 2000, the IRS and the Company would agree the loss would be allowed, in part, in 2000 and, in part, in 2001 ($3,870,999 in 2000; $1,935,490 in 2001). Because that loss was carried back to 1997, the settlement would result in a total tax deficiency of $515,030, plus interest, for the tax year 1997 and no deficiencies for 2000 and 2001. The part of the loss disallowed for carryback from 2000 to 1997 would be available as a carryforward for years after 2001. On July 9, 2007 the Company received a letter from the IRS confirming final approval of the settlement. The Company is challenging the interest assessment from the IRS.

12.  SERIES C PREFERRED STOCK REDEMPTION
     On February 27, 2006 the Company redeemed in cash all of its outstanding Series C 6% Convertible Preferred Stock. The redemption price was $1.0 million (US), plus accrued and unpaid interest of $121,666 through the redemption date, February 27, 2006. The Company issued the Series C Preferred Stock together with common shares and warrants in February 2004 in exchange for its then outstanding Series B 6% convertible Preferred Stock.
     Also the former Series C holder received a three-year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.35 per share. This warrant expired unexercised on February 27, 2007.
13.  REDEEMABLE SERIES A PREFERRED STOCK REDEMPTION
     On July 14, 2006 the Company redeemed in cash 1,885 shares of Redeemable Series A Preferred Stock. The redemption price was $34,401 (US), plus accrued and unpaid interest of $15,136 through the redemption date, July 14, 2006.
14.  STOCK BUYBACK PLAN
     As announced on December 30, 2005 the Company’s Board of Directors approved up to a maximum $500,000 stock buyback program. The program allows the Company to make up to $500,000 of stock repurchases. As of October 31, 2007, the Company has purchased 1,182,661 shares under this repurchase program for a total of $461,218.
15.  ISSUANCE OF RESTRICTED CVF COMMON SHARES
     On April 6, 2006 the Board of Directors of the Company approved the Corporation’s Management Incentive Program. In connection with the program, restricted stock was granted to officers and employees of the Company totaling 1,660,000 restricted common shares. These shares will vest every 12 months over a three year period beginning April 2007 with vesting accelerated on a change of control. The value of these shares was recorded at $0.39 per share which was the closing market price on that date. The expense is being recorded over the period that the shares vest (36 months). During the first nine months of 2007 and 2006, an expense of $157,000 and $107,900 was recorded, respectively.

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
18.  SEGMENTED INFORMATION
     The Company currently has four reportable segments (three in 2006): identification systems, natural horticultural, electric vehicles & parts and general corporate. The identification systems segment consists of one company whose assets were sold in December 2005 for consideration which included a five year royalty stream. The natural horticultural segment consists of one company that develops, manufactures and markets natural fertilizers, insecticides and herbicides. In 2002, as a result of growth in the natural horticultural segment, as a percentage of consolidated sales, the Company reallocated business units to business segments to more appropriately group units for chief operating decision purposes and reporting in accordance with SFAS 131. This change was applied on a retroactive basis. The electric vehicles & parts segment (which commenced operations in April 2006) consists of one company that is in the business of developing and distributing electric vehicles. The Company’s general corporate segment includes one company which provides funding and management advisory services to the holdings. This segment’s profits include interest income and gains on sales of its various holdings.
     The Company evaluates performance and allocates resources based on continuing profit or loss from operations before income taxes, depreciation and research and development. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.
     There are no intersegment sales, transfers, or profit or loss.

     Industry Segments for the Nine Months Ended September 30, 2007 and 2006

			Electric
	Identification	Natural	Vehicles	Corporate
	Systems	Horticultural	& Parts	Administration	Total
2007	$	$	$	$	$
Sales	—	169,547	1,391,759	—		1,561,306
Income (Loss) from continuing operations before other income	(49,759)	(242,944)	(34,006)	(927,980)		(1,254,689)
Other income (expense) *	(137,118)	241,286	29,100	(718,406)		(585,138)
Income (Loss) from continuing operations before income taxes and minority interest	(186,877)	(1,658)	(4,906)	(1,646,386)		(1,839,827)

* Included in Other (expense) for Identification Systems is foreign exchange loss of $166,028

2006
Sales	—	156,195	855,200	—		1,011,395
(Loss) from continuing operations before other income (expense)	(119,213)	(122,760)	(44,926)	(1,115,056)		(1,401,955)
Other income (expense)	(39,897)	44,041	(4,180)	(304,834)		(304,870)
(Loss) from continuing operations before income taxes	(159,110)	(78,719)	(49,106)	(1,419,890)		(1,706,825)
19.  CONTINGENCIES
     A subsidiary of the Company, Xylodyne is in the process of obtaining product liability insurance to cover the products that it sells. In the interim it is uninsured for any potential lawsuits by individuals and/or entities that have purchased products from Xylodyne. The Company cannot make an estimate of the cost of this potential risk and therefore cannot account for any loss until an amount becomes determinable.
20.  SUBSEQUENT EVENTS
     On November 14, 2007, the board of directors of the Company approved the award of an aggregate of 652,131 shares of restricted stock to officers, employees and other service providers to the company. These restricted shares were awarded in exchange for the cancellation by the recipients of an aggregate of 652,131 outstanding CVF options and warrants. The restricted shares vest equally over a period of three years beginning one year from the award date and vesting accelerates upon a change of control of CVF.

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
After CVF’s initial investment, an investee company often requires additional capital to meet its business plan. Consequently, the Company actively assists its investee companies in obtaining additional capital which is usually sourced through CVF’s own resources or via other participants. CVF’s ability to continue to provide additional investment to its investees is subject to the limitations of its own financial resources. CVF’s resources are currently more liquid as a result of the Gemprint sale and Biorem having become a public company. Therefore CVF expects to have more flexibility in assisting its investee companies.
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
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006:
Consolidated sales of CVF subsidiaries for the three months ended September 30, 2007 amounted to $222,331, representing a decrease of $580,644 compared to sales of $802,975 for the same period in 2006 due to Xylodyne sales decrease of $569,533 and Ecoval sales decrease of $11,111.
CVF’s gross margin of $60,353 for the third quarter of 2007 represents a decrease of $106,481 from the same period last year. This decrease is due to the sales decrease from Xylodyne. Overall gross margin of CVF as a percentage of sales increased to 27.1% for the third quarter of 2007 from 20.8% for the third quarter of 2006 due to an increase at Ecoval of $11,400 due to royalty income.
Selling, general and administrative expenses on a consolidated basis for the three months ended September 30, 2007 amounted to $527,701, representing a decrease of $10,041 (2%) compared to expenses of $537,742 for the same period in 2006. This decrease is due to lower expenses at the parent and Gemprint, offset by higher expenses at Xylodyne and Ecoval. The increase at Ecoval of $49,495 (67%) is due to ramping up the sales and marketing activities. The decrease at the parent level of $49,208 (14%) is due to lower salary expense, travel expense, insurance expense and accounting expense. The decrease at Gemprint ($11,101 or 66% lower) is due to that company selling its assets in December 2005 and no longer operating a business.
Net interest income was $13,876 for the third quarter of 2007 compared to income of $26,743 for the third quarter of 2006. This decrease in income is due to lower interest bearing cash balances in the third quarter 2007 compared to the same period in 2006.
Loss from equity holdings (entities in which CVF has a 50% or less ownership) was a loss of $314,438 in the 2007 third quarter compared to a loss of $76,054 in the 2006 period. This represents CVF’s share of Biorem’s loss in the 2007 period and $23,463 for investment into Petrozyme compared to CVF’s share of Biorem’s loss in the 2006 period.
Other expense was $50,208 in the third quarter 2007 compared to an expense of $216 in the 2006 period. This was due to foreign exchange as the US dollar weakened during the 2007 and 2006 periods.
Income tax expense amounted to $11,654 in the third quarter 2007 compared to expense of $10,951 in the third quarter 2006.
Minority interest – included in the 2007 third quarter is $19,731 of income relating to the minority shareholders of Gemprint’s share of the 2007 third quarter’s loss compared to $11,271 in the 2006 third quarter.
CVF, on a consolidated basis, recorded a net loss of $810,041 ($0.06 loss per share) for the three months ended September 30, 2007 compared to a net loss of $420,116 ($0.03 loss per share) in the 2006 period.
RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006:
Consolidated sales of CVF subsidiaries for the nine months ended September 30, 2007 amounted to $1,539,913, representing an increase of $536,618 compared to sales of $1,003,295 for the same period in 2006 due primarily to the Xylodyne sales increase of $536,559.
CVF’s gross margin of $370,323 for the first nine months of 2007 represents an increase of $123,277 from the same period last year. This increase is due to the sales from Xylodyne and improved gross margin at Ecoval. Overall gross margin of CVF as a percentage of sales decreased slightly to 24.0% for the first nine months of 2007 from 24.6% for the first nine months of 2006.
Selling, general and administrative expenses on a consolidated basis for the nine months ended September 30, 2007 amounted to $1,625,012 representing a decrease of $23,989 (2%) compared to expenses of $1,649,001 for the same period in 2006. This decrease is due to the parent level decrease of $187,077 (17%) due to lower salary expense, travel expense, insurance expense and accounting expense offset by the recording of a vested portion of the restricted CVF stock issued totaling $157,000 in the 2007 period compared to $107,900 in the 2006 period. The decrease at Gemprint ($69,454 or 58% lower) is due to that company selling its assets in December 2005 and no longer operating a business. Expenses at Xylodyne and Ecoval were higher. The expenses at Xylodyne increased by $73,703 (33%) as that company only operated for six months during the 2006 period having started operations in April 2006. The increase at Ecoval of $158,838 (82%) is due to ramping up the sales and marketing activities.
Net interest income was $31,523 for the first nine months of 2007 compared to income of $106,924 for the first nine months of 2006. This decrease in income is due to lower interest bearing cash balances in the first nine months of 2007 compared to the same period in 2006.
Loss from equity holdings (entities in which CVF has a 50% or less ownership) was a loss of $555,657 in the first nine months of 2007 compared to loss of $266,661 in the 2006 period. This represents CVF’s share of Biorem’s loss in the 2007 period and $30,704 invested into Petrozyme compared to CVF’s share of Biorem’s loss in the 2006 period.
Other expense was $61,004 in the first nine months of 2007 compared to an expense of $145,133 in the 2006 period. This was due to foreign exchange as the US dollar weakened during the 2007 and 2006 periods.
Recovery of income tax amounted to $120,402 in the first nine months of 2007 as the IRS settlement was accepted by the Joint Committee of Congress and therefore the accrual adjusted to the accepted balance resulting in recovery of income taxes. This compared to expense of $13,283 in the 2006 period.
Minority interest – included in the first nine months of 2007 is $65,407 of income relating to the minority shareholders of Gemprint’s share of the 2007 first nine months loss compared to $71,604 in the 2006 period.
CVF, on a consolidated basis, recorded a net loss of $1,654,018 ($0.13 loss per share) for the nine months ended September 30, 2007 compared to a net loss of $1,648,504 ($0.13 loss per share) in the 2006 period.
LIQUIDITY AND CAPITAL RESOURCES:
Stockholders’ (deficit) equity as of September 30, 2007 amounted to a deficit of $1,592,464 compared to equity of $42,400 at December 31, 2006. This net decrease in the equity of $1,634,864 is primarily attributable to the net loss of $1,654,018 which was recognized in the first nine months of 2007.
The current ratio of CVF at September 30, 2007 is .72 to 1, which has decreased from 1.22 to 1 at December 31, 2006 due mainly to the cash used to fund the parent loss of $927,980 in the first nine months of 2007 and advances of $248,000 to Ecoval.
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
CVF, on February 27, 2006, redeemed its Series C Preferred Stock as well as paid accrued dividends for total cash payment of $1,121,667. The Series C holder had received a three-year warrant to purchase 100,000 shares of CVF’s common stock at an exercise price of $0.35 per share which expired in February 2007.
As at September 30, 2007, CVF’s cash balance was $1,181,877 (including restricted cash of $633,664) which is a decrease of $1,150,813 compared to December 31, 2006. The primary source of cash for the Company is expected to be from the proceeds of the sale of Gemprint and if necessary some of its holdings in its investee companies, or from CVF issuing additional securities.  In November 2006 CVF received $860,306 from Gemprint as a shareholder distribution of capital. The Company will also continue to assist its investee companies in their efforts to obtain outside financing in order to fund their growth and development of their business plans. Certain of the Company’s financial obligations included in current liabilities related to items that will not be paid in the near term.  The Company will carefully manage its cash payments on such obligations.
As the result of an audit, in 2003 the IRS proposed adjustments to the Company’s income tax returns for 1997, 2000, and 2001, and asserted a tax deficiency of $2,969,123, plus interest. More specifically, the IRS proposed disallowances of (1) bad debt deductions in 2000 and 2001 in the amounts of $1,221,494 and $1,232,257, respectively; (2) worthless stock loss in the amount of $5,806,496 in 2000; (3) worthless stock loss in the amount of $2,141,566 in 2000; and (4) capital loss carryback of $447,452 from the taxable year 2001 to 1997. The administrative appeals division of the IRS and the Company agreed to settle the dispute. Under such settlement, the IRS would concede (1) and (3) and the Company would concede (4). With respect to (2), the worthless stock loss in 2000, the IRS and the Company would agree the loss would be allowed, in part, in 2000 and, in part, in 2001 ($3,870,999 in 2000; $1,935,490 in 2001). Because that loss was carried back to 1997, the settlement would result in a total tax deficiency of $515,030, plus interest, for the tax year 1997 and no deficiencies for 2000 and 2001. The part of the loss disallowed for carryback from 2000 to 1997 would be available as a carryforward for years after 2001. On July 9, 2007 the Company received a letter from the IRS confirming final approval of the settlement. The Company is challenging the interest assessment from the IRS.
As announced on December 30, 2005, CVF’s Board of Directors approved a $500,000 stock buyback program. The program allows the Company to make up to $500,000 of stock repurchases. As of October 31, 2007, the Company has purchased 1,182,661 shares for $461,218 under this repurchase program.
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
Contingencies -
A subsidiary of the Company, Xylodyne, is in the process of obtaining product liability insurance to cover the products that it sells. In the interim it is uninsured for any potential lawsuits by individuals and/or entities that have purchased products from Xylodyne. The Company cannot make an estimate of the cost of this potential risk and therefore cannot account for any loss until an amount becomes determinable.
Stock Options/Warrants/Restricted Stock Grants –
During the first nine months of 2007, the Company granted nil [nil in 2006] stock options to officers, employees and directors.
The Company issued warrants to an officer of one of its subsidiaries in April 2007. Compensation costs of $19,800 was recorded for these warrants for the nine months ended September 30, 2007.
On April 6, 2006 the Board of Directors of the Company approved the Corporation’s Management Incentive Program. In connection with the program, CVF restricted common stock was granted to officers and employees of the Company totaling 1,660,000 restricted common shares. These shares will vest at the end of each year over a three year period beginning April 2007 with vesting accelerated on a change of control. The value of these shares was recorded at $0.39 per share which was the closing market price on that date. The expense is being recorded over the period that the shares vest (36 months). During the first nine months of 2007 and 2006 an expense of $157,000 and $107,900 was recorded respectively.

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
Quarterly Fluctuations: CVF’s financial results have historically been, and will continue to be, subject to quarterly and annual fluctuations due to a variety of factors, primarily resulting from the nature of the technology companies in which it invests. Any shortfall in revenues in a given quarter may impact CVF’s results of operations due to an inability to adjust expenses during the quarter to match the level of revenues for the quarter. There can be no assurance that CVF will report net income in any period in the future, except when it realizes a gain from profitably selling off a portion of its assets, which is CVF’s core business model. While some of the investees have consistently reported losses, CVF has recorded income in certain fiscal periods as it did in 2005 and experienced fluctuations from period to period due to the sale of some of its holdings, other one-time transactions and similar events.
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
(b)	There has been no significant change in the Company’s internal controls over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Small Business Issuer Purchases of Equity Securities

			Total No. of shares	Maximum Approximate Dollar
	Total Number	Average	purchased as part of	Value of shares that may yet
	of Shares	Price Paid	publicly announced plans	be purchased under publicly
PERIOD	Purchased	per Share	or programs	announced plans or programs
January 2006	84,100	$0.33	84,100	$470,543.00
February 2006	49,300	$0.36	49,300	$451,889.50
March 2006	38,100	$0.38	38,100	$436,875.60
April 2006	879,961	$0.40	879,961	$82,733.95
May 2006	89,800	$0.37	89,800	$47,940.14
June 2006	4,600	$0.33	4,600	$46,445.14
September 2006	16,800	$0.23	16,800	$42,581.14
October 2006	4,200	$0.19	4,200	$41,783.14
November 2006	15,800	$0.19	15,800	$38,781.14
December 2006	-0-	-0-	-0-	$38,781.14
January 2007	-0-	-0-	-0-	$38,781.14
February 2007	-0-	-0-	-0-	$38,781.14
March 2007	-0-	-0-	-0-	$38,781.14
April 2007	-0-	-0-	-0-	$38,781.14
May 2007	-0-	-0-	-0-	$38,781.14
June 2007	-0-	-0-	-0-	$38,781.14
July 2007	-0-	-0-	-0-	$38,781.14
August 2007	-0-	-0-	-0-	$38,781.14
September 2007	-0-	-0-	-0-	$38,781.14

TOTAL	1,182,661	$0.38	1,182,661	$38,781.14
Item 5. Other Information.
     On November 14, 2007, the board of directors of CVF approved the award of an aggregate of 652,131 shares of restricted stock to officers, employees and other service providers to the company. These restricted shares were awarded in exchange for the cancellation by the recipients of an aggregate of 652,131 outstanding CVF options and warrants. The restricted shares vest equally over a period of three years beginning one year from the award date and vesting accelerates upon a change of control of CVF. The executive officers and directors of CVF will receive awards in return for cancellation of options and/or warrants of CVF as follows:

Jeffrey I. Dreben	100,000 shares
Robert B. Nally	0 shares
Robert L. Miller	60,000 shares
Robert H. Glazier	100,000 shares
Item 6. Exhibits
(11)	Statement re computation of per share earnings

(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certifications Pursuant to 18 U.S.C. 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
                         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
DATED: November 14, 2007

CVF TECHNOLOGIES CORPORATION

By: Name:	/s/ Jeffrey I. Dreben Jeffrey I. Dreben
Title:	Chairman of the Board, President and Chief Executive Officer

By: Name:	/s/ Robert L. Miller Robert L. Miller
Title:	Chief Financial Officer

EXHIBIT INDEX

No.	Description

(11)	Statement re computation of per share earnings.

(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certifications Pursuant to 18 U.S.C. 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.