Form 10KSB
period 2007-12-31
CVF TECHNOLOGIES CORP
filed 2008-04-15
CIK 1032997

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007.
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
Yes ☐          No ☑
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
State issuer’s revenues for most recent fiscal year: $1,975,739.
State the aggregate market value of the voting and non-voting common equity held by non-affiliates (based on the closing price on the FINRA OTC Bulletin Board) as of March 14, 2008: $766,599. For purposes of determining this amount only, Registrant has defined affiliates as including (a) the executive officers named in Part III of this 10-KSB report, (b) all directors of Registrant, and (c) each shareholder that has informed Registrant by March 14, 2008 that it is the beneficial owner of 10% or more of the outstanding common stock of Registrant.
Indicate the number of shares outstanding of each class of the Registrant’s Common Stock, as of March 14, 2008:
Common Stock: 14,949,866 shares
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
CVF realizes revenues and profits through consolidation of the operating results of its investee companies. CVF also endeavors to generate gains through the eventual sale of all or a portion of its holdings in these companies at such time as management determines that CVF’s funds can be better deployed in other industries or companies. CVF’s goal is to maximize the value of its holdings in its investee companies for the Company’s shareholders. One important way that CVF accomplishes this is by taking the investee company public at the appropriate time or selling the investee company. This has been done with CVF’s former investee companies Certicom Corporation and TurboSonic Technologies, Inc. both of which went public. Also, in January 2005 Biorem Inc. (formerly Biorem Technologies Inc.) completed its going public transaction. Most recently G.P. Royalty Distribution Corporation (formerly Gemprint Corporation), sold substantially all of its assets in December 2005 for $7.5 million, while retaining a 5 year royalty stream of $1 per Gemprint™ in excess of 100,000 Gemprints per year beginning December 22, 2005.
After CVF’s initial investment, an investee company often requires additional capital to meet its business plan. Consequently, the Company actively assists its investee companies in obtaining additional capital which is usually sourced through CVF’s own resources or via other investors. CVF’s ability to continue to provide assistance to its investees is subject to the limitations of its own financial resources. The Gemprint sale and Biorem transaction increased CVF’s liquidity and thus its flexibility in assisting its investee companies. See “Factors That May Affect Future Results.”
The following is a list of CVF’s investee companies (the “Corporations”), showing CVF’s percentage ownership in each as of March 1, 2008:

		CVF’s PERCENTAGE
		OWNERSHIP OF
		VOTING SECURITIES
CORPORATION		OF ACTIVE COMPANIES

1.	Ecoval Corporation	85%
2.	G.P. Royalty Distribution Corporation (formerly Gemprint Corporation)	65%
3.	Xylodyne Corporation	40%
4.	Petrozyme Technologies Inc.	50%
5.	Biorem Inc. (formerly Biorem Technologies Inc.)	23%
The Corporations
All of the above Corporations were private companies during 2007 and 2006 with the exception of Biorem which went public in Canada in January 2005. The following paragraphs provide a brief description of each Corporation. Each Corporation that is actively involved in operating a technology business has its own business plan, history, financial statements, and has management teams in place, has completed the development of its products, established markets and distribution channels and has sold its products.
Proceeds from any additional funding received by CVF’s Corporations will be utilized, in each case, primarily for expansion of marketing and sales capability to enable the entity to realize its commercial potential over the next two to three years. As is common with early stage technology companies, some of these holdings have historically operated at a loss or at break-even and some of them may continue to operate at a loss for the foreseeable future. However, one of the holdings, Biorem, was profitable in three of the last five years. The ability of those investees, which are not profitable, to meet their business goals may be subject to limitations based on CVF’s ability to provide continued financial assistance. See “Factors That May Affect Future Results.” However, the investee companies have the option to seek third party financing, and have successfully done so in the past.
Consolidated Entities:
“Consolidated Entities” refers to those Corporations in which CVF had a greater than 50% ownership of the voting stock at some point during 2007. Although CVF has less than a 50% ownership (40%) in Xylodyne Corporation (“Xylodyne”) that Corporation is consolidated into CVF as CVF is the only investor that invested significant funds into the company (see financial statement footnote 2 (a) for expanded disclosure). The total assets and liabilities of each of the Consolidated Entities are included within the financial results and position of CVF for the year ended December 31, 2007 and in the comparative balances for the previous year as shown in the Financial Statements included in Part II, Item 7 of this Form 10-KSB. The Company has provided loans to its Consolidated Entities which have been eliminated for accounting purposes in consolidation and are not reflected in CVF’s financial statements. These loans represent amounts owed to CVF by the Corporations.
The three Consolidated Entities that are consolidated within the financial results of CVF are as follows:
1. Ecoval Corporation (“Ecoval”)
Ecoval (www.naturesglory.com), which has its headquarters located in Williamsville, N.Y., together with its wholly owned subsidiaries in Canada, is in the business of developing, manufacturing and marketing environmentally friendly lawn and garden products. Ecoval sells to the retail/consumer, municipal, institutional, specialty agricultural, Vegetation Management and Integrated Pest Management Markets. Ecoval’s product line includes a line of herbicides, a non-toxic insecticide, fungicide, moss-cleaner, and fertilizers.
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
Ecoval looks to identify, evaluate, and develop the most efficacious eco-friendly technologies available. The company then brings products to market through various distribution channels. Ecoval licenses or supplies its products to select partners, as well as sells direct under Ecoval brands. In Canada, Ecoval’s patented, fast-acting, non-selective herbicides are sold under the Scotts EcoSensetm brand in the consumer market, and as EcoClear Weed and Grass Killertm to the commercial/ professional markets. In 2007, the EcoSharp Weed and Grass Killertm line was introduced into the US market.
In 2004 Ecoval signed an exclusive retail licensing agreement with Scotts Canada Ltd. for the production and retail marketing of Ecoval’s herbicide in Canada. In 2005 the herbicide was introduced under the Scotts’ EcoSense brand of alternative lawn and garden care products. Scott’s EcoSense is available in most of the major retail outlets in Canada, including Wal-Mart, Home Depot, Canadian Tire, Home Hardware, and Rona. Ecoval receives royalty payments based on Scotts’ sales of Ecoval’s herbicide product.
Canada has been increasingly moving towards alternative or environmentally friendly horticultural methods. A significant percentage of the Canadian population now lives under some type of restrictions on the use of chemical pesticide by-law or outright ban.
In 2007, Ecoval established a joint venture with Xylodyne Corporation to develop and market a line of products into Ecoval’s sales channels. The first of these initiatives should launch in mid-2008.

Ecoval and its distribution partners will continue to position Ecoval’s products as the best option for environmentally sensitive applications. Ecoval is currently working to establish additional distributor relationships and potential licensees, as well as build on existing sales, particularly in the United States.
2. G.P. Royalty Distribution Corporation (formerly Gemprint(TM) Corporation) (“Gemprint”)
GemprintTM, a Toronto, Ontario based company, was in the business of providing security systems and services to the jewelry industry to enable diamonds and other precious gems to be uniquely identified non-invasively (fingerprinted) using a patented low power laser imaging system. The results were stored in a data base for later verification and recovery of lost or stolen gems and for gem inventory management.
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
The mission of Xylodyne Corporation is to further the sales of environmentally friendly electric vehicles. Xylodyne has two business units: Recreational Vehicles and Engineering Services. The Recreational Vehicle group sells and services off road electric vehicles that are targeted at outdoorsmen but also has applications in the mining and turf care area. The Engineering Services group assists companies in the development of new electric and hybrid vehicles. In 2007, Xylodyne established a joint venture with Ecoval to develop and market a line of products into Ecoval’s sales channels. The first of these initiatives should launch in mid-2008.
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

CVF’s two Equity Investees are described below:
4. Petrozyme Technologies Inc. (“Petrozyme”)
Petrozyme (www.petrozyme.com), is a Guelph, Ontario based company engaged in the business of developing and marketing its proprietary processes utilizing industrial bioreactors for the degradation and recovery of petroleum and organic wastes. The exploration, production and refinement of oil generate significant quantities of oily wastes. According to estimates from the American Petroleum Institute (API), the EPA and the U.S. Department of Energy, based on data between 1996 and 1998, the cost to safely manage oily wastes produced by refineries in the United States exceeds $1.0 billion per year. Petrozyme’s proprietary onsite treatment process can provide significant costs savings to those US refineries that send these hazardous wastes offsite for treatment.
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
5. BIOREM INC. (formerly Biorem Technologies Inc.) (“BIOREM”)
BIOREM (www.biorem.biz), an industrial biotech company based in Guelph, Ontario, is engaged in the business of applying industrial microbiological technology to municipal and industrial environmental applications. The business focus of BIOREM is the design and installation of biological air filters, or biofilters, for the removal of odor and other air pollutants from municipal and industrial sources. Since 1999, BIOREM has made significant progress in the commercialization of its biofilter technology, having successfully completed more than 400 biofilter installations in the U.S. and Canada. During 2004, BIOREM received its first overseas orders from China and Saudi Arabia and since then has received additional orders from other countries in the Middle East. BIOREM has a network of manufacturers’ representatives to provide effective coverage of the rapidly growing U.S. and Canadian municipal odor control market.
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
In January 2005 Biorem completed its going public transaction and began trading on the Toronto Venture Exchange under the symbol BRM.V. CVF’s ownership position in Biorem as of March 14, 2008 is approximately 2.7 million shares representing approximately 22% of the outstanding shares.
Number of Employees
As of December 31, 2007, CVF and its Consolidated Entities (Ecoval, Xylodyne and Gemprint) had a total of 9 full-time employees and its equity holdings (Biorem and Petrozyme) had 43 full-time employees.

ITEM 2	DESCRIPTION OF PROPERTY
CVF leases premises in which its principal executive office is located at 8604 Main Street, Suite 1, Williamsville, New York on a one year lease (commencing December 2007) with lease payments equal to $18,143 annually. All of the business premises and facilities used by the Consolidated Entities are leased. These facilities (CVF’s offices, Xylodyne’s offices and Ecoval’s offices) serve as administrative offices. The facilities generally range in size from 200 to 1,500 square feet. The lease terms expire in 2008.

ITEM 3	LEGAL PROCEEDINGS
The Company is not aware of any material pending proceedings.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
During the fourth quarter of 2007 no matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise.
PART II

ITEM 5	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
(a) Market Information
The following table sets forth the high and low sales prices per Common Share on the FINRA OTC Bulletin Board:

		LOW	HIGH

2007	— 1st Quarter	0.16	0.20
	— 2nd Quarter	0.16	0.24
	— 3rd Quarter	0.12	0.21
	— 4th Quarter	0.08	0.15

2006	— 1st Quarter	0.28	0.39
	— 2nd Quarter	0.32	0.50
	— 3rd Quarter	0.22	0.32
	— 4th Quarter	0.16	0.22
The prices quoted on the OTC Bulletin Board represent over-the-counter market quotations and reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.
(b) Holders of Record
At March 14, 2008, there were approximately 326 holders of record of CVF’s common stock.
(c) Dividends
CVF has never paid a dividend on the common stock. The payment of any future dividends will be at the sole discretion of CVF’s Board of Directors. CVF intends to retain earnings to finance the expansion of its business but may consider paying dividends of its common stock at some time in the future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans
Equity Compensation Plan Information
The Company formerly maintained the 2000 Stock Option Plan which was terminated in November 2007. Under the plan, no options to purchase shares of common stock are outstanding and none may be granted in the future.
In November 2007 the Board of Directors of the Company approved awarding 652,131 restricted common shares in return for cancellation of all outstanding options and warrants that had not expired at that time. These shares will vest at the end of each year over a three year period beginning November 2008 with vesting accelerated on a change of control.
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
(e) Recent Sales of Unregistered Securities
None
(f) Purchases of Equity Securities
As announced on December 30, 2005 the Company’s Board of Directors approved up to a maximum $500,000 stock buyback program. The program allows the Company to make up to $500,000 of stock repurchases. As of March 14, 2008 the Company has purchased 1,182,661 shares under this repurchase program for a total of $461,218.
Small Business Issuer Purchases of Equity Securities

				Maximum Approximate Dollar
			Total No. of shares	Value of shares that may
	Total Number	Average	purchased as part of	yet be purchased under
	of Shares	Price Paid	publicly announced	publicly announced plans or
PERIOD	Purchased	per Share	plans or programs	programs
January 2006	84,100	$0.33	84,100	$470,543.00
February 2006	49,300	$0.36	49,300	$451,889.50
March 2006	38,100	$0.38	38,100	$436,875.60
April 2006	879,961	$0.40	879,961	$82,733.95
May 2006	89,800	$0.37	89,800	$47,940.14
June 2006	4,600	$0.33	4,600	$46,445.14
September 2006	16,800	$0.23	16,800	$42,581.14
October 2006	4,200	$0.19	4,200	$41,783.14
November 2006	15,800	$0.19	15,800	$38,781.14
December 2006	-0-	-0-	-0-	$38,781.14
January 2007	-0-	-0-	-0-	$38,781.14
February 2007	-0-	-0-	-0-	$38,781.14
March 2007	-0-	-0-	-0-	$38,781.14
April 2007	-0-	-0-	-0-	$38,781.14
May 2007	-0-	-0-	-0-	$38,781.14
June 2007	-0-	-0-	-0-	$38,781.14
July 2007	-0-	-0-	-0-	$38,781.14
August 2007	-0-	-0-	-0-	$38,781.14
September 2007	-0-	-0-	-0-	$38,781.14
October 2007	-0-	-0-	-0-	$38,781.14
November 2007	-0-	-0-	-0-	$38,781.14
December 2007	-0-	-0-	-0-	$38,781.14

TOTAL	1,182,661	$0.38	1,182,661	$38,781.14

ITEM 6	MANAGEMENT’S DISCUSSION AND ANALYSIS
Plan of Operation
Subject to the limitations of its financial position as discussed below, CVF plans to build on the successes and advances achieved by its investee companies in 2007. It will continue its efforts to assist all of its investee companies to realize their full potential. The ability of certain of the investee companies which currently are not profitable, to meet the goals included in the Plan of Operation may be limited by CVF’s ability to fund its investees as described in “Factors That May Affect Future Results”.
Biorem’s new orders received in the fourth quarter 2007 were cdn $3,400,000. The order backlog increased to cdn $10,017,000 from cdn $9,500,000 in the prior quarter. This is the fourth straight quarter of backlog increase. Revenue in the fourth quarter 2007 was cdn $2,938,000, up from cdn $2,547,000 in the third quarter 2007 as well as up for the third straight quarter. Biorem had revenue of cdn $9,470,000 in 2007 and a loss for the year. The Company’s long sales cycle and the variability in the size of the Company’s orders may cause revenue fluctuations from quarter to quarter and year to year. The reduced bookings toward the end of 2006 slowed the revenue in early 2007.
Biorem remains focused on building order backlog, cost reduction and price adjustments to improve its gross margin. Biorem is projecting that the sales momentum and backlog increase that has been building for three straight quarters will continue. From second quarter of 2007, bookings have approached an annualized rate of $15,000,000. Biorem’s efforts are well advanced to shift operational and project expenses to the US in order to match the US-based orders, and minimize the effect of currency fluctuations.
At the end of 2007, Biorem had cash and cash equivalents in the amount of cdn $2,261,000 and net working capital of cdn $3,864,000. The cash balance and the unused credit facilities available to Biorem are considered adequate to fund the future operating requirements of its business.
Ecoval will continue to grow its sales by further promotion of its current product line. This includes supporting the current marketing programs, signing up new distribution partners and licensees, and entering new markets. Ecoval will also look to cut expenses through improvements in manufacturing, raw materials cost, and logistical management. The company is working on a number of business development projects to launch new products into Ecoval’s distribution channels, including the joint venture with Xylodyne Corporation.
One of the reasons for selling Gemprint was to help commercialize Gemprint’s technology. The purchaser has agreed to pay $1 for each diamond registered using the Gemprint process in excess of 100,000 registrations during any year in the following five years. During 2007 and 2006 there were no payments received under this arrangement. The purchaser plans on incorporating the GemprintTM process into its diamond grading process, so that each graded diamond will also carry a GemprintTM image stored in the purchasers registered database. The incorporation of the GemprintTM process will enable the purchaser to record the unique “fingerprint” of each diamond it grades, which will make it possible to match its graded diamonds, on a one-to-one basis with their certificates. The result of the inclusion of GemprintTM in the purchaser’s process is that the purchaser will be able to provide an additional measure of protection against misrepresentations of diamond quality that can occur by, for example, switching a diamond grading certificate issued for a higher quality diamond to a lower quality diamond. The purchaser’s planned use of the GemprintTM technology will represent a significant advancement in the security of the diamond grading certificate. With the incorporation of GemprintTM into their grading process, they will be able to implement anti-fraud and anti-counterfeiting measures that they believe will make their grading certificate the most secure and trustworthy diamond grading certificate in the world. The purchaser believes that, because the GemprintTM process is non-invasive and the “fingerprint” it captures is inherent in the diamond itself, the GemprintTM identification method is far superior to laser engraving a diamond, since such an engraving can be easily counterfeited by polishing off that engraving and then re-engraving the diamond.

Xylodyne achieved sales of $1,799,700 for its first full calendar year of operations. During 2007 Xylodyne lost a significant part of its business which was the sales of motors (sales of $826,042 in 2007 and $909,333 in 2006) that although had relatively low gross margin (11.6%) also had low general and administrative expenses and therefore generated profit for Xylodyne. Xylodyne is working towards having a positive bottom line in 2008 while continuing to expand, although Xylodyne has had net losses since inception. The primary thrust of the company in 2007 was to expand its distribution network in the Northeastern US and Canada. In 2008 Xylodyne will continue to expand its dealer network while introducing new products. Xylodyne is also working on expanding its distribution outside its traditional recreational markets. This will give the company a more diverse customer base and take advantage of some regional and high growth markets.
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
Comparison of Consolidated Results 2007 and 2006
Consolidated sales of CVF for the fiscal year amounted to $1,952,504, representing an increase of $474,050 compared to sales of $1,478,454 for 2006. The increase in sales was due to Xylodyne’s sales increase of $469,066 (35%) (sales of $1,799,706 in 2007 versus $1,330,641 in 2006) as Xylodyne began operations in April 2006 and therefore had a partial year of sales in 2006.
CVF, on a stand-alone basis, has no sales from operations. Sales and gross profit reflect the operations of CVF’s consolidated subsidiaries only. These subsidiaries include Ecoval and Xylodyne.
CVF records profit and loss using the equity method for companies in which CVF holds 20% to 50% ownership (the exception being Xylodyne which is consolidated as CVF is currently the only material investor in that company). These companies, Biorem and Petrozyme, are not included in CVF’s consolidated results.
CVF’s gross margin of $445,344 for 2007 represents an increase of $181,407 compared to gross margin of $263,936 for 2006. This increase is due to the sales increase from Xylodyne and improved gross margin at Ecoval. Overall CVF’s gross margin percentage of sales increased to 22.8% for 2007 from 17.9% for 2006. This increase in gross margin percentage is due to Xylodyne’s improved gross margin of 19.7% in 2007 compared to 15.2% in 2006.
Selling, general and administrative expenses, on a consolidated basis, amounted to $2,164,918 for 2007 representing a decrease of $126,752 (5%) compared to $2,291,670 for 2006. This decrease is due to the parent level decrease of $196,399 (13%) due to lower salary expense, travel expense, insurance expense and accounting expense. The decrease at Gemprint ($136,692 or 77%) is due to that company selling its assets in December 2005 and no longer operating a business. Expenses at Xylodyne and Ecoval were higher. The expenses at Xylodyne increased by $60,077 (16%) as that company only operated for nine months during 2006 having started operations in April 2006. The increase at Ecoval of $146,262 (46%) is due to ramping up the sales and marketing activities. Management continues to undertake a concerted effort to effect an overall reduction in administrative costs. Over the past 4 years CVF has undertaken many initiatives to lower the Company’s expenses. See further discussion in the Liquidity and Capital Resources section.

Loss from continuing operations decreased to $1,696,339 in 2007 from $1,994,550 in 2006, a decrease of $298,211 (or 15%).
Net interest income was $5,817 for 2007 compared to income of $102,042 in 2006. This decrease in income is due to lower interest bearing cash balances in 2007 compared to 2006.
Other income was $47,992 for 2007 compared to $nil in 2006. The income in 2007 represented a one time remuneration from a supplier of Xylodyne.
Gain on Gemprint note income in 2006 of $567,712 represented recording the Gemprint minority shareholder receivable as well as payment actually received from that shareholder during 2006.
Loss from equity holdings (entities in which CVF has a 50% or less ownership) was a loss of $575,303 in 2007 compared to a loss of $188,077 in 2006. This represents a portion of CVF’s share of Biorem’s loss in 2007 (as CVF’s investment in Biorem was reduced to zero in 2007) compared to CVF’s share of Biorem’s loss in 2006.
Minority interest — included in 2007 is minority income of $67,794 compared to minority income of $101,257 in 2006 relating to the minority shareholders of Gemprint.
CVF’s realized translation loss totaled $61,758 in 2007 and $417,660 in 2006 due to the further weakening of the US dollar.
Recovery of income tax amounted to $126,005 in 2007 as the IRS settlement was accepted by the Joint Committee of Congress and therefore the accrual adjusted to the accepted balance resulting in recovery of income taxes. This compared to expense of $15,815 in 2006.
As a result of the operations described above, CVF recorded a net loss of $2,085,792 in 2007 as compared to a net loss of $1,845,091 in 2006.
LIQUIDITY AND CAPITAL RESOURCES
Total stockholders’ equity as of December 31, 2007 was a deficit of $1,944,820 compared to a net equity of $42,400 as of December 31, 2006. This net decrease in the equity of $1,987,220 is primarily attributable to the net loss of $2,085,792 which was recognized in 2007.
The current ratio of CVF as at December 31, 2007 is .53 to 1, which has decreased from 1.22 to 1 as at December 31, 2006 due mainly to the cash used to fund the parent loss of $995,694 in 2007 and advances of $396,000 to Ecoval.
CVF management anticipates that over the next twelve month period CVF should have sufficient cash from various sources to sustain itself. Between cash on hand, and the sale of a portion of its holdings in certain investee companies such as the sale of Gemprint in 2005, the Company expects to have enough cash to fund itself and certain of its investee companies that are currently not profitable. Additionally, CVF has limited outside debt and a line of credit could be sought. CVF’s auditors report in its financial statements, which has been provided with this report contains a going concern qualification. However for the reasons cited above CVF anticipates having sufficient cash resources over the next 12 months to sustain its business activities.
Over the past six and a half years CVF has undertaken many initiatives to lower the parent company’s expenses. These initiatives have included lowering the head count of its office staff as well as the elimination of executive positions. The use of consultants has been significantly reduced. Travel and entertainment has been significantly reduced over the last 4 years and will continue at the reduced level going forward. CVF management has adopted a very aggressive cost and expenditure controls and monitoring policy. CVF, on February 27, 2006, redeemed its Series C Preferred Stock as well as paid accrued dividends for total cash payment of $1,130,767.
As at December 31, 2007, CVF’s cash balance was $735,115 which is a decrease of $1,597,575 compared to December 31, 2006. The reduction of CVF’s cash position was from investment in Ecoval totaling $396,000 and its parent company overhead. The primary source of cash for the Company is expected to be from the proceeds of the sale of Gemprint and the Company may from time to time pursue the sale of a portion of its interests in one or more of its investee companies, or from CVF issuing additional securities. In November 2006 CVF received $860,306 from Gemprint as a shareholder distribution of capital. The Company will also continue to assist its investee companies in their efforts to obtain outside financing in order to fund their growth and development of their business plans. Certain of the Company’s financial obligations included in current liabilities related to items that will not be paid in the near term. The Company will carefully manage its cash payments on such obligations.
As announced on December 30, 2005 CVF’s Board of Directors approved a $500,000 stock buyback program. The program allows the Company to make up to $500,000 of stock repurchases. As of March 14, 2008 the Company has purchased 1,182,661 shares for $461,218 under this repurchase agreement.
Critical Accounting Policies
An understanding of CVF’s accounting policies is necessary for a complete analysis of our results, financial position, liquidity and trends. We focus your attention on the following accounting policies of the Company:
Going concern — These consolidated financial statements have been prepared on a going concern basis, which presumes that assets will be realized and liabilities discharged in the normal course of business over the foreseeable future. The consolidated Company’s current liabilities exceed its current assets. The consolidated Company has incurred losses over the year and for the past two years, which have reduced the Company’s cash reserves, and depleted stockholders’ equity. Further, the Company has a contingent liability described in item 5.
These conditions raise substantial doubt about the consolidated Company’s ability to continue in the normal course of business as a going concern.
The Company’s primary need for cash is to maintain its ability to support the operations and ultimately the carrying values of certain of its individual investee companies. The Company may from time to time pursue the sale of a portion of its interests in one or more of its investee companies as a source of funds, as well as reducing its cash flow needs. The Company is also seeking outside investment. There is no assurance that these initiatives will be successful or that the Company or certain of its investees will continue to have adequate cash resources and capital to be able to continue as going concerns.
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
Contingencies — As the result of an audit, in 2003 the IRS proposed adjustments to the Company’s income tax returns for 1997, 2000, and 2001, and asserted a tax deficiency of $2,969,123, plus interest. More specifically, the IRS proposed disallowances of (1) bad debt deductions in 2000 and 2001 in the amounts of $1,221,494 and $1,232,257, respectively; (2) worthless stock loss in the amount of $5,806,496 in 2000; (3) worthless stock loss in the amount of $2,141,566 in 2000; and (4) capital loss carryback of $447,452 from the taxable year 2001 to 1997. The administrative appeals division of the IRS and the Company agreed to settle the dispute. Under the settlement, the IRS would concede (1) and (3) and the Company would concede (4). With respect to (2), the worthless stock loss in 2000, the IRS and the Company would agree the loss would be allowed, in part, in 2000 and, in part, in 2001 ($3,870,999 in 2000; $1,935,490 in 2001). Because that loss was carried back to 1997, the settlement would result in a total tax deficiency of $515,030, plus interest, for the tax year 1997 and no deficiencies for 2000 and 2001. The part of the loss disallowed for carryback from 2000 to 1997 would be available as a carryforward for years after 2001. On July 9, 2007 the Company received a letter from the IRS confirming final approval of the settlement. The Company is challenging the interest assessment from the IRS (see subsequent event footnote).
Stock Options/Warrants/Restricted Stock Grants —
During 2007, the Company granted nil [nil in 2006] stock options to certain officers, employees and directors.
In November 2007 the Board of Directors of the Company approved awarding 652,131 restricted common shares in return for cancellation of all outstanding options and warrants that had not expired at that time. These shares will vest at the end of each year over a three year period beginning November 2008 with vesting accelerated on a change of control. During 2007 an expense of $2,989 was recorded for these shares.
On April 6, 2006 the Board of Directors of the Company approved the Corporation’s Management Incentive Program. In connection with the program, CVF restricted common stock was granted to officers and employees of the Company totaling 1,660,000 restricted common shares. These shares will vest at the end of each year over a three year period beginning April 2007 with vesting accelerated on a change of control. The value of these shares was recorded at $0.39 per share which was the closing market price on that date. The expense is being recorded over the period that the shares vest (36 months). During 2007 an expense of $215,800 was recorded compared to an expense of $161,843 in 2006.
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
Factors That May Affect Future Results
As at December 31, 2007, cash reserve, and other liquid resources was $735,100. The Company has operating cash requirements in the range of $100,000 monthly, though the Company is working to reduce this expense. The primary source of cash for the Company in 2008 is expected to be cash on hand and the Company may from time to time pursue the sale of a portion of its interests in one or more of its investee companies, or through borrowing against CVF’s assets. The Company will also continue to assist its investee companies in their efforts to obtain outside financing in order to fund their growth and development of their business plans. Certain of the Company’s financial obligations included in current liabilities relate to items that will not be paid in the near term. The Company will carefully manage its cash payments on such obligations.
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

ITEM 7 FINANCIAL STATEMENTS

Consolidated Financial Statements
CVF Technologies Corporation
[Expressed in United States Currency]
December 31, 2007

CVF Technologies Corporation

CVF Technologies Corporation
CONSOLIDATED BALANCE SHEETS

As at December 31	[Expressed in U.S. Currency]

	2007	2006
	$	$

ASSETS
Current Assets
Cash and cash equivalents	735,115	1,164,736
Restricted cash	—	1,167,954
Trade receivables, net	112,452	401,714
Inventory	120,223	62,126
Prepaid expenses and other	20,399	37,148

Total current assets	988,189	2,833,678

Property and equipment, net of accumulated depreciation	13,614	12,167
Loans receivable — related party	142,251	142,251
Equity investment in Biorem	—	487,546
Holdings available for sale, at market	1,451	18,628
Security Deposit, long-term	1,677	1,426
Note receivable	477,843	406,461

Total assets	1,625,025	3,902,157

See accompanying notes

CVF Technologies Corporation
CONSOLIDATED BALANCE SHEETS cont’d

As at December 31	[Expressed in U.S. Currency]

	2007	2006
	$	$

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payables and accrued liabilities	901,960	2,322,857
IRS audit settlement (note 15, note 18)	953,872	—

Total current liabilities	1,855,832	2,322,857

Long-term liabilities
Deferred income taxes	102,693	87,195
Minority interest	905,265	832,111
Pension obligation	677,001	588,540

Total long-term liabilities	1,684,959	1,507,846

Redeemable Series A preferred stock, $0.001 par value, redeemable at $18.25 per share, authorized 500,000 shares, issued and outstanding shares 1,592 [2006; 1,592]	29,054	29,054

	3,569,845	3,859,757

Commitments and contingencies

Stockholders’ (deficit) equity
Common stock, $0.001 par value, authorized 50,000,000 shares, outstanding 14,949,866 [2006; 14,297,735] and in treasury 1,664,361 [2006; 1,664,361]	16,614	15,962
Additional paid-in capital	29,973,593	29,754,796
Treasury stock	(3,208,392)	(3,208,392)
Accumulated other comprehensive loss	(319,917)	(271,606)
Accumulated deficit	(28,406,718)	(26,248,360)

Total stockholders’ (deficit) equity	(1,944,820)	42,400

Total liabilities and stockholders’ (deficit) equity	1,625,025	3,902,157

See accompanying notes

CVF Technologies Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended December 31	[Expressed in U.S. Currency]

	2007	2006
	$	$

SALES	1,952,504	1,478,454
Royalty Income	23,235	33,184
Cost of sales	1,507,160	1,214,518

Gross margin	468,579	297,120

EXPENSES
Selling, general and administrative	2,164,918	2,291,670

Total expenses	2,164,918	2,291,670

Loss from continuing operations before under noted items	(1,696,339)	(1,994,550)

Other income (expenses)
Interest income, net	5,817	102,042
Other income	47,992	—
Gain on Gemprint Note	—	567,712
(Loss) from equity investees	(575,303)	(188,077)
Minority interest — Gemprint	67,794	101,257
Realized currency translation (loss)	(61,758)	(417,660)

Total other income (expenses)	(515,458)	165,274

(Loss) from operations before income taxes	(2,211,797)	(1,829,276)
Income taxes (recovery)	(126,005)	15,815

Net (loss)	(2,085,792)	(1,845,091)

See accompanying notes

CVF Technologies Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS cont’d

Year ended December 31	[Expressed in U.S. Currency]

	2007	2006
	$	$

Net income (loss) attributable to common stockholders	(2,087,244)	(1,847,682)
Basic weighted average number of shares	12,915,659	12,915,659
Diluted weighted average number of shares	12,915,659	12,915,659
Basic earnings (loss) per share	(0.16)	(0.14)
Diluted earnings (loss) per share	(0.16)	(0.14)
See accompanying notes

CVF Technologies Corporation
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY cont’d

Year ended December 31	[Expressed in U.S. Currency]

			Series C				Accumulated
			Convertible	Additional			other	Total
	Common stock		Preferred	paid-in	Accumulated	Treasury	comprehensive	(deficit)
		Amount	Stock	capital	deficit	stock	income	equity
	Shares	$	$	$	$	$	$	$

Balance — December 31, 2005	14,302,096	14,302	100	30,731,272	(24,400,678)	(2,747,174)	(220,190)	3,377,632
Net (Loss)					(1,845,091)			(1,845,091)
Dividends on Series A preferred stock					(2,591)			(2,591)
Treasury shares purchased						(461,218)		(461,218)
Unrealized loss on securities available for sale, net of reclassification adjustment							(58)	(58)
Redemption of Series C			(100)	(1,130,667)				(1,130,767)
Restricted Shares issued	1,660,000	1,660		160,190				161,850
Warrants expired				(5,999)				(5,999)
Translation adjustment							(51,358)	(51,358)

Balance — December 31, 2006	15,962,096	15,962	0	29,754,796	(26,248,360)	(3,208,392)	(271,606)	42,400

See accompanying notes

CVF Technologies Corporation
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY cont’d

Year ended December 31	[Expressed in U.S. Currency]

			Series C				Accumulated
			Convertible	Additional			other	Total
	Common stock		Preferred	paid-in	Accumulated	Treasury	comprehensive	equity
		Amount	Stock	capital	deficit	stock	income	(deficit)
	Shares	$	$	$	$	$	$	$

Balance — December 31, 2006	15,962,096	15,962	0	29,754,796	(26,248,360)	(3,208,392)	(271,606)	42,400
Net (Loss)					(2,156,906)			(2,156,906)
Dividends on Series A preferred stock					(1,452)			(1,452)
Unrealized loss on securities available for sale, net of reclassification adjustment							(2,164)	(2,164)
Restricted Shares issued	652,131	652		218,797				219,449
Translation adjustment							(46,147)	(46,147)

Balance — December 31, 2007	16,614,227	16,614	0	29,973,593	(28,406,718)	(3,208,392)	(319,917)	(1,944,820)

See accompanying notes

CVF Technologies Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31	[Expressed in U.S. Currency]

	2007	2006
	$	$

OPERATING ACTIVITIES
Net (loss) to cash used in operating activities	(2,085,792)	(1,845,091)
Adjustments to reconcile net loss from continuing operations
Depreciation and amortization	4,253	3,315
Loss from equity investees	575,303	188,077
Minority interest in income	(67,794)	(101,257)
Gain on Gemprint note	—	(406,461)
Deferred income tax expense	15,498	(229)
Amortization of shares issued for services	—	161,843
Changes in operating assets and liabilities
Decrease (increase) in trade receivables	289,262	(390,709)
Decrease (increase) in inventory and other	(58,097)	(52,194)
Prepaid expenses	16,749	(5,488)
Increase (decrease) in accounts payable and accrued liabilities	(467,025)	62,704
Security Deposit	—	(1,426)
Pension expense	88,461	(26,358)

Cash provided by (applied to) operating activities	(1,689,182)	(2,413,274)

INVESTING ACTIVITIES
Proceeds from sale of holdings	19,877	—
Investment in investee companies	—	(60,369)

Cash provided by (applied to) investing activities	19,877	(60,369)

FINANCING ACTIVITIES
Repayment of debt	—	(25,000)
Redemption of Series A preferred shares	—	(34,401)
Redemption of Series C preferred shares	—	(1,130,767)
Purchase of treasury stock	—	(461,218)

Cash provided by ( applied to ) financing activities	—	(1,651,386)

Effect of exchange rate changes on cash and cash equivalents	71,730	(60,174)

Cash and cash equivalents (applied) during year	(1,597,575)	(4,185,203)
Cash and cash equivalents, beginning of year	2,332,690	6,517,893

Cash and cash equivalents, end of year	735,115	2,332,690

Cash paid during the year for interest	1,508	655
Cash paid during the year for income taxes	2,346	5,071

See accompanying notes

CVF Technologies Corporation
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Year ended December 31	[Expressed in U.S. Currency]

	2007	2006
	$	$

Net (loss)	(2,085,792)	(1,845,091)

Other comprehensive (loss), net of tax

Foreign currency translation adjustments [net of tax effect]	(46,147)	(51,358)

Unrealized holding (losses) gains:

Reclassification adjustments for previously recognized unrealized holding (gains) [net of taxes of ( $1,443) and ( $39) for the years ended December 31, 2007 and 2006]	(2,164)	(58)

	(2,164)	(58)

Total other comprehensive (loss)	(48,311)	(51,416)

Comprehensive (loss) during year	(2,134,103)	(1,896,507)

See accompanying notes

CVF Technologies Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2007 and 2006	[Expressed in U.S. Currency]
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
The Company holds majority ownership positions directly or indirectly in the following companies:
Ecoval Corporation [“Ecoval”], located in Williamsville, New York, was formed in December 2000. Ecoval’s business involves the development, manufacture and marketing of environmentally friendly organic herbicides, insecticides and tree recovery systems, targeted primarily for the lawn and garden retail/consumer market and specialty agricultural markets. At December 31, 2007, the Company has an 85% [85% in 2006] ownership interest in Ecoval.
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
In November 2006 CVF received $860,306 from Gemprint as a shareholder distribution of capital.

CVF Technologies Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2007 and 2006	[Expressed in U.S. Currency]
1. ORGANIZATION AND BUSINESS DESCRIPTION — cont’d
At December 31, 2007, the Company had a 65% [65% in 2006] ownership interest in Gemprint.
Xylodyne Corporation (“Xylodyne”), located in Ontario, was formed in March 2006. Although CVF has less than a 50% ownership (40%) in Xylodyne Corporation (“Xylodyne”) which is consolidated into CVF as CVF is the only investor that invested significant funds into that company. Xylodyne was a newly formed corporation in early 2006, between CVF and 2 other investors. Xylodyne is in the business of developing proprietary technology relating to electric vehicles and has a regional distribution agreement from a manufacturer for the resale of electric all-terrain vehicles.
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

Gains or losses on sales of securities are recognized by the specific identification method.

CVF Technologies Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2007 and 2006	[Expressed in U.S. Currency]
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES —
[a] Principles of consolidation — cont’d
Xylodyne was capitalized with cdn $18,000 from the two individuals and own 60% of Xylodyne, while CVF contributed cdn $12,000 to capital for a 40% ownership of Xylodyne. CVF also loaned another cdn $313,000 in the form of a debenture to Xylodyne. Certain officers of CVF also have two of the four voting board member seats on Xylodyne. The cdn $313,000 debenture is secured by the assets of Xylodyne only with no personal guarantees from the majority owners of Xylodyne.

CVF evaluated the consolidation of Xylodyne pursuant to paragraph 5 of FIN 46, which states an entity shall be subject to consolidation if either of the following conditions exists:

A.) The total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties. The total equity investment at risk: (1) Includes only equity investments in the entity that participate significantly in profits and losses, (2) Does not include equity interest that the entity issued in exchange for subordinated interests in other variable interest entities, (3) Does not include amounts provided to the equity investor directly or indirectly by the entity or by other parties, (4) Does not include amounts financed for equity investor ( for example by loans or guarantees of loans ) directly by the entity or by other parties involved with the entity, unless that party is a parent, subsidiary or affiliate of the investor that is required to be included in the same set of consolidated financial statements as the investor.

B.) As a group the holders of the equity investment at risk lack anyone of the following three characteristics of controlling financial interest: (1) The direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, (2) The obligation to absorb the expected losses of the entity if they occur. The investor or investors do not have that obligation if they are directly or indirectly protected from the expected losses or are guaranteed a return by the entity itself or by other parties involved with the entity, (3) The right to receive the expected residual returns of the entity if they occur. The investors do not have that right if their return is capped by the entity’s governing documents or arrangements with other variable interest holders or with the entity.

CVF’s evaluation of including Xylodyne as a variable interest enterprise for consolidation purposes is based on the following evaluation of both paragraphs 5(a) and 5(b) even though only meeting the conditions in one paragraph alone required the consolidation of Xylodyne as a variable interest entity;

A) At inception of Xylodyne CVF believed that the cdn $30,000 capital investment was insufficient to operate Xylodyne effectively, based on its intended goals and purpose, hence

CVF Technologies Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2007 and 2006	[Expressed in U.S. Currency]
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
[a]	Principles of consolidation — cont’d

the need for an additional amount of debt from CVF (ie: the cdn $313,000 debt). As further support for the initial evaluation is at December 31, 2006, Xylodyne had cdn $566,000 in assets and had losses of $161,200 in 2006 and $22,200 in 2007. The assets are largely receivables from US based companies, while Xylodyne is a Canadian based entity, hence traditional banking relationships are difficult to obtain for a start up enterprise with a business located in one country and the receivables are from companies in another country, hence the need for the additional cdn $313,000 debt. In addition it is also possible, but not required, that CVF will extend further credit to Xylodyne as the majority shareholders may not have additional funds for possible future expansion. Based on the conditions elaborated in paragraph 5 (a) and paragraph 9 of FIN 46, CVF believes that it is required to consolidate Xylodyne as a variable interest entity.

B) At inception under the conditions elaborated under paragraph 5(b) of FIN 46, (a) CVF has two of the four voting board of director seats for making decisions, (b) the cdn $313,000 debenture is secured by the assets and business of Xylodyne only, hence if Xylodyne fails and ceases to operate, CVF is not protected against additional losses above its cdn $12,000 investment as there is no other subordinated creditor, nor does CVF have any outside guarantees or collateral for the Company’s $313,000 cdn debt outstanding, (c) should Xylodyne perform beyond expectations as a result of CVF’s equity ownership, CVF can enjoy their ratable amount residual returns. Based on the conditions elaborated in paragraph 5(b), CVF believes that it is required to consolidate Xylodyne as a variable interest entity.
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

CVF Technologies Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2007 and 2006	[Expressed in U.S. Currency]
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
[b]	Foreign currency translation — cont’d

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

Trade receivables are presented net of allowance for doubtful accounts. The allowance was $89,820 at December 31, 2007 [$79,802 at December 31, 2006]. Bad debt expense was $752 during the year ended December 31, 2007 [$nil in 2006].

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

Property and equipment are recorded at cost. Depreciation is calculated using the straight-line and declining balance methods over the estimated useful lives of the assets as follows:

Property 5-10 years Equipment 5-10 years

Accumulated depreciation at December 31, 2007 was $191,723 [$158,971 at December 31, 2006]. Depreciation expense was $4,253 [$3,315 in 2006].

CVF Technologies Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2007 and 2006	[Expressed in U.S. Currency]
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
[g]	Financial instruments

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

Financial instruments, which are denominated in currencies other than U.S. dollars, are subject to exchange rate risk. At December 31, the Company had the following Canadian dollar denominated financial instruments [converted to the U.S. dollar equivalents]:

	2007	2006
	$	$

Cash and cash equivalents	68,366	121,925
Trade payables	369,581	345,850
Pension obligation	677,001	588,540
[h]	Impairment of Long-Lived Assets

The Company reviews long-lived assets, certain identifiable assets and goodwill related to those assets on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. Any impairment losses, if so determined have been recorded in the statement of operations.

CVF Technologies Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2007 and 2006	[Expressed in U.S. Currency]
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
[i]	Minority interest

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

[j]	Income (Loss) per share

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

The common stock equivalents at December 31, 2007 and 2006 were 722,131 and 722,131 respectively.

[k]	Revenue recognition

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

Service revenue is recognized when the services are performed.

CVF Technologies Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2007 and 2006	[Expressed in U.S. Currency]
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
[l]	Share Based Payments

The Company adopted SFAS No. 123R, “Share Based Payments.” SFAS No. 123R requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying SFAS No. 123R approximated $219,441 and $161,850 in additional compensation expense during the year ended December 31, 2007 and 2006. The expense represents the portion of restricted stock that was vested. Such amount is included in general and administrative expenses on the statement of operations.

[m]	Income taxes

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

[n]	Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the

CVF Technologies Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2007 and 2006	[Expressed in U.S. Currency]
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
[n]	Use of estimates — cont’d

reporting year. Management has recorded its estimate of costs attributed to the tax audit. Actual results could differ from those estimates.

[o]	Credit risk

The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains allowances for potential losses, and such losses have been within management’s expectations.

[p]	Impact of recently issued accounting standards
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
FASB 160 — Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51
In December 2007, the FASB issued FASB Statement No. 160 — Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance.
This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a

CVF Technologies Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2007 and 2006	[Expressed in U.S. Currency]
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
FASB 160 — Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 — cont’d noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity.
A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (a) The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (b) The amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (c) Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent’s ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions, (d) When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, (e)
Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.
This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Management is currently assessing the impact of adopting such pronouncement.

CVF Technologies Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2007 and 2006	[Expressed in U.S. Currency]
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — cont’d
FASB 141(revised 2007) — Business Combinations
In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting—the acquisition method—to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports.
This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.
This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquirer), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to: (a) The formation of a joint venture, (b) The acquisition of an asset or a group of assets that does not constitute a business, (c) A combination between entities or businesses under common control, (d) A combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization.
This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Management is currently assessing the impact of adopting such pronouncement.

CVF Technologies Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2007 and 2006	[Expressed in U.S. Currency]
3. INVENTORY
Inventory consists of the following:

	2007	2006
	$	$

Finished goods	120,223	62,126
Less reserve for obsolescence	—	—

	120,223	62,126

4. HOLDINGS
The Company accounts for its holdings in the following companies using the equity method:
[a]	Petrozyme Technologies, Inc. [“Petrozyme”], a Guelph, Canada, private company in the business of developing and marketing processes for the degradation of petroleum waste products.

[b]	Biorem Technologies Inc. [“Biorem”], a Guelph, Canada, public company at December 31, 2007 and December 31, 2006 (private company at December 31, 2004), which went public in January 2005, is an industrial biotech company engaged in the business of applying industrial air pollution control applications.
•	In addition, the Company has other holdings available for sale, other notes and other holdings which are not individually significant.
Holdings consisted of the following at December 31, 2007:

				Holdings
			Holdings	available for
			at cost	for sale at
		Percentage	or equity	fair value
		ownership	$	$

Petrozyme
50	common shares	50%	—	—
250,000	Class C non-voting shares notes and advances [net of equity in losses] [i]	100%	—	—

Biorem
2,819,100	effective common shares [ii]	23.5%	—	—

Other notes and holdings		—	—	1,451

Total			—	1,451

CVF Technologies Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2007 and 2006	[Expressed in U.S. Currency]
4. HOLDINGS — cont’d
Holdings consisted of the following at December 31, 2006:

				Holdings
			Holdings	available for
			at cost	for sale at
		Percentage	or equity	fair value
		ownership	$	$

Petrozyme
50	common shares	50%	—	—
250,000	Class C non-voting shares notes and advances [net of equity in losses] [i]	100%	—	—

Biorem
2,819,100	effective common shares [ii]	23.5%	487,546	—

Other notes and holdings		—	—	18,628

Total			487,546	18,628

[i]	The notes and advances to Petrozyme bear interest at prime plus 2%, are unsecured, payable on demand, some are denominated in Canadian currency and others in U.S. currency. On December 21, 2005 the Company demanded repayment of these notes and notified Petrozyme that it intended to enforce its security. The carrying value of these assets has been reduced to zero by the Company’s share of losses of Petrozyme.
The following table gives certain combined summarized unaudited financial information related to the Company’s equity holdings (excluding Biorem and SRE which are stated separately):

	2007	2006
Income Statement Data (Unaudited)	$	$

Net sales	73,188	135,528
Gross profit (loss) on sales	73,188	111,365
Net (loss)	(336,268)	(222,432)

CVF’s share of net (loss)	(168,134)	(111,216)

CVF Technologies Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2007 and 2006	[Expressed in U.S. Currency]
4. HOLDINGS — cont’d

Balance Sheet Data
Current assets	269	26,801
Total assets	269	26,801

Current liabilities	25,310	28,165
Non-current liabilities	4,042,936	3,150,997
(Deficit)	(4,067,977)	(3,152,361)

Total liabilities and equity	269	26,801

CVF’s share of (accumulated deficit)	(2,033,988)	(1,576,180)

CVF’s share of non-current liabilities	4,042,936	3,150,997

The investee companies have options outstanding, which are convertible into common stock of the respective investee companies. Such conversions, except where noted, would not materially decrease or increase the Company’s interest in the earnings or net assets of any investee.
The summarized unaudited financial data of Biorem for the year ended December 31, 2007 and 2006 is as follows:

Year ended December 31, 2007	Biorem
Income Statement Data (Unaudited)	$

Net sales	8,874,295
Gross profit on sales	3,134,040
Net (loss)	(2,812,633)

CVF’s share of net (loss)	(714,569)

Balance Sheet Data
Current assets	6,927,386

Total assets	11,623,245

Current liabilities	3,029,779
Equity	8,593,466

Total liabilities and equity	11,623,245

CVF’s share of equity	2,028,058

CVF Technologies Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2007 and 2006	[Expressed in U.S. Currency]
4. HOLDINGS — cont’d

Year ended December 31, 2006	Biorem
Income Statement Data (Unaudited)	$

Net sales	10,597,336
Gross profit on sales	3,646,252
Net (loss)	(679,237)

CVF’s share of net (loss)	(188,077)

Balance Sheet Data
Current assets	7,798,695

Total assets	12,529,672

Current liabilities	2,806,735
Equity	9,722,937

Total liabilities and equity	12,529,672

CVF’s share of equity	2,591,163

The Biorem entity has options outstanding, which are exercisable into common stock of Biorem. There was no convertible debt or equity held by CVF which are convertible into common stock of the respective investee company. The separate calendar 2007 and 2006 audited financials of Biorem public entity are available for public viewing with the System for Electronic Document Analysis and Retrieval, “SEDAR”, at www.sedar.com.
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

CVF Technologies Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2007 and 2006	[Expressed in U.S. Currency]
4. HOLDINGS — cont’d
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
Aside from the cash disbursed to pay promissory notes together with accrued interest, redemption of the preferred shares, legal expenses and return of capital the remaining cash balance of $1,418,923 are mainly held in trust accounts. Of that amount $1,167,954 is restricted (of which $425,000 is held in escrow and the final half has been released in December 23, 2007) and became unrestricted on December 23, 2007 because there are no claims arising from the representations and warranties made by Gemprint.
5. CONCENTRATION OF CREDIT RISK
For the year ended December 31, 2007, the Company’s subsidiary, Xylodyne Corporation had a customer which accounted for $826,042 or 46% of consolidated sales as compared to $909,333 or 68% of the year ended December 31, 2006. No other customer accounted for more than 10% of the Company’s sales in either the year 2007 or 2006. The Company’s accounts receivable from this customer at December 31, 2007 and December 31, 2006 amounted to $nil and $334,006, respectively.
6. DEPENDENCY ON SUPPLIER
The Company’s subsidiary, Xylodyne Corporation had one supplier that accounted for $611,885 or 42% of consolidated cost of sales for the year ended December 31, 2007 as compared to $776,348 or 69% of the December 31, 2006 consolidated cost of sales. The Company’s accounts payable to this supplier at December 31, 2007 and December 31, 2006 amounted to $55,931 and $159,293, respectively.
7. PENSION OBLIGATION
In recognition of past service contributions by a retired executive officer, the Company has agreed to provide a Cdn. $6,000 [U.S. $6,053 at current exchange rates] monthly pension benefit for life. The accrued pension obligation represents the actuarial value of this benefit. This obligation is adjusted annually based on payments made and changes in actuarial assumptions.

CVF Technologies Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2007 and 2006	[Expressed in U.S. Currency]
8. INCOME TAXES
Details of the income tax (recovery) related to income from continuing operations are as follows:

	2007	2006
	$	$

Current:
U.S.
Income taxes on interest income from subsidiary	—	—

Foreign
Taxes (net of recovery) on operations of subsidiaries	—	15,815

Total current taxes	—	15,815

Deferred:
U.S.	(126,005)	—

Total deferred taxes	(126,005)	15,815

Income tax (recovery)	(126,005)	15,815

Income (loss) before (recovery of) income taxes:
U.S.	(2,023,970)	1,281,157
Foreign	(187,827)	(548,119)

Income (loss) before (recovery of) income taxes	(2,211,797)	(1,829,276)

No income tax provisions or recoveries are allocable to operations of discontinued business, or extraordinary items.
The recovery of income taxes differs from the amount computed by applying the statutory income tax rate to net loss before recovery of income taxes as follows:

	2007	2006
	%	%

U.S. statutory income tax rate	(35.0)	(35.0)

(Decrease) increase in income tax resulting from:
Non-deductible equity compensation	3.69	—
Loss in subsidiaries not recognized for tax purposes	.37	3.30
Change in allowance	25.24	14.92
Net operating loss carryforward utilized for foreign distributions	—	16.78

Effective income tax rate	(5.7)	—

CVF Technologies Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2007 and 2006	[Expressed in U.S. Currency]
8. INCOME TAXES — cont’d
The components of the temporary differences which created the deferred tax (recovery) provision are as follows:

	2007	2006
	$	$

Change in:
Operating Tax loss carryforward, CVF Corporation	(584,590)	(384,610)
Operating tax loss carryforward, subsidiaries	(234,514)	(218,547)
Capital tax loss carryforward, CVF Corporation	(200,365)	(142,082)
Difference in basis in subsidiary	(121,377)	(224,721)
Pension obligation	(30,068)	8,994
Other	(126,005)	—
Change in valuation allowance	1,170,914	960,966

	(126,005)	—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	2007	2006
	$	$

Deferred tax assets:
U.S.
Operating tax loss carryforward	1,824,787	1,240,197
Capital loss carry-forward	1,679,579	1,479,214
Difference in basis in subsidiary	1,514,470	1,393,093
Related to pension obligation	230,111	200,043
Less: Valuation allowance	(5,248,947)	(4,312,547)

	—	—

Deferred tax liabilities:
U.S.

Investment & notes in investees	102,693	87,195

Net deferred tax (liability)	(102,693)	(87,195)

Deferred tax assets:
Foreign
Income tax losses available for carryforward in subsidiaries	579,652	345,138
Less: Valuation allowance	(579,652)	(345,138)

Net deferred tax asset — foreign	—	—

CVF Technologies Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2007 and 2006	[Expressed in U.S. Currency]
8. INCOME TAXES — cont’d
At December 31, 2007, the Company has losses available for carryforward in certain of its Canadian subsidiaries of approximately $1,610,143 [$1,262,264 in 2006] available to reduce future years’ income for tax purposes in these subsidiaries. These losses expire between the years 2008 through 2013.
At December 31, 2007, the Company has U.S. net operating losses available for carryforward of approximately $5,091,000 available to reduce future years’ income for tax purposes, which expire in the years 2022 through 2027. In addition there are capital loss carryforwards of approximately $4,799,000 with no expiration.
9. STOCKHOLDERS’ EQUITY
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
In December 2005 the Company’s Board of Directors approved a $500,000 stock buyback program. The program allows the Company to make up to $500,000 of stock repurchases. As of March 14, 2008 the Company has purchased 1,182,661 shares under this repurchase agreement for a total of $461,218.
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

CVF Technologies Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2007 and 2006	[Expressed in U.S. Currency]
9. STOCKHOLDERS’ EQUITY
[b] Preferred stock — Redeemable Series A preferred stock — cont’d dividends, to be paid in U.S. dollars. The dividends have priority over any payments of dividends on common shares and on all other shares of preferred stock ranking junior to the Series A Preferred.
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
As at December 31, 2007, an amount of $15,034 [$13,043 at December 31, 2006] has been accrued in respect of cumulative unpaid dividends.
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
[c] Warrants
There are nil Warrants outstanding at December 31, 2007 [377,131 at December 31, 2006].

CVF Technologies Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2007 and 2006	[Expressed in U.S. Currency]
9. STOCKHOLDERS’ EQUITY
[d] Comprehensive income (loss)
SFAS 130 requires unrealized gains or losses on the Company’s available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income.
Disclosure of accumulated balances related to each component of other comprehensive income (loss) is as follows:

	Unrealized		Accumulated
	gains (losses)	Foreign	other
	on securities	currency	comprehensive
	[net of tax]	translation	income (losses)
	$	$	$

Balance — December 31, 2005	4,235	(224,425)	(220,190)

Current year other comprehensive (loss)	(58)	(51,358)	(51,416)

Balance — December 31, 2006	4,177	(275,783)	(271,606)

Current year other comprehensive (loss)	(2,164)	(46,147)	(48,311)

Balance — December 31, 2007	2,013	(321,930)	(319,917)

The details of unrealized holding gains and losses included in comprehensive income net of reclassification adjustments are as follows:

	Gains	(Losses)	Taxes	Net
	$	$	$	$

2006	(97)	—	39	(58)
2007	(3,607)	—	1,443	(2,164)

CVF Technologies Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2007 and 2006	[Expressed in U.S. Currency]
10. INCOME (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted income (loss) per share:

	2007	2006
	$	$

Numerator:
Net income (loss)	(2,085,792)	(1,845,091)
Dividends on Series A preferred stock	(1,452)	(2,591)

Numerator for basic and diluted earnings (loss) per share (loss) attributable to common stockholders	(2,087,244)	(1,847,682)

Denominator:
Denominator for basic earnings or loss per share — weighted average shares outstanding	12,915,659	12,915,659
Effect of dilutive securities	—	—
Warrants	—	—

Dilutive potential common shares denominator for diluted earnings per share adjusted weighted-average shares and assumed conversion	12,915,659	12,915,659

Basic earnings (loss) per share	(0.16)	(0.14)
Diluted earnings (loss) per share	(0.16)	(0.14)

11. BUSINESS AQUISITION AND SUPPLEMENTARY SUBSIDIARY INFORMATION
[a] G.P. Royalty Distribution Corporation — “Gemprint”
During 2000, the Company sold a portion of its holdings in Gemprint to a corporation formed for the benefit of former Gemprint employees. The sale involved 5,614,743 common shares of Gemprint reducing CVF’s interest from 73% to 56.1%. Consideration received was a demand promissory note in the amount of $333,600 [Cdn. $500,000], bearing interest at 5% per annum.

CVF Technologies Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2007 and 2006	[Expressed in U.S. Currency]
11. BUSINESS AQUISITION AND SUPPLEMENTARY SUBSIDIARY INFORMATION
[a] G.P. Royalty Distribution Corporation — “Gemprint” — cont’d
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
12. STOCK BASED COMPENSATION
During 2007, the Company granted 180,000 [nil in 2006] stock options to certain officers, employees and directors. The exercise price of all options issued was equal to the market value of the underlying stock on the date on which options were granted. The Company recorded $19,800 of compensation expense for these options granted in 2007.
The following is a summary of stock option activity:

		Weighted
		average
		exercise
	Shares	price
		$

Outstanding December 31, 2005	345,000	0.27

Granted during the year	—	—
Expired during the year	—	—
Exercised during the year	—	—

Outstanding December 31, 2006	345,000	0.27

Granted during the year	180,000	—
Cancelled during the year	(525,000)	—
Exercised during the year	—	—

Outstanding December 31, 2007	—	—

The Company granted 652,131 and 1,660,000 shares of common stock to its employees and directors in 2007 and 2006, respectively. These shares vest over 36 months from the grant date.

CVF Technologies Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2007 and 2006	[Expressed in U.S. Currency]
13. SEGMENTED INFORMATION
The Company currently has four reportable segments (four in 2006): natural horticultural, identification systems, electric vehicle and general corporate. The precious gem identification segment whose assets were sold in December 2005 for consideration which included a five year royalty stream. In 2002, as a result of growth in the natural horticultural segment, as a percentage of consolidated sales, the Company reallocated business units to business segments to more appropriately group units for chief operating decision purposes and reporting in accordance with SFAS 131. This change was applied on a retroactive basis. The gem identification segment consisted of one company that developed identification and database systems, and markets its products and services to the companies in the precious gem business, including producers, cutters, distributors and retailers. The assets (including the intangible patents) were sold in December 2005 to an unrelated party. The natural horticultural segment consists of one company that develops, manufactures and markets natural fertilizers, insecticides and herbicides. The electric vehicle segment consists (commenced operations in April 2006) of one company that is in the business of developing and distributing electric vehicles. The Company’s general corporate segment includes one company which provides funding and management advisory services to the holdings. This segment’s profits include interest income and gains on sales of its various holdings.
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

CVF Technologies Corporation
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31	[Expressed in U.S. Currency]
13. SEGMENTED INFORMATION — cont’d

	Electric	Identification	Natural	Corporate
	vehicle	systems	fertilizer	administration	Total
2007	$	$	$	$	$

Sales	1,799,706	—	176,033	—	1,975,739

Income (loss) from operations before depreciation	(69,862)	(40,291)	(349,000)	(1,232,932)	(1,692,085)
Depreciation	2,220	—	—	2,034	4,254

(Loss) from operations before other income (expenses)	(72,082)	(40,291)	(349,000)	(1,234,966)	(1,696,339)
Interest income	—	37,477	—	5,412	42,889
Interest (expense)	(651)	—	—	(36,421)	(37,072)
Other income (expense)	47,992	—	—	—	47,992
(Loss) from equity investees	—	—	—	(575,303)	(575,303)
Minority interest	—	67,794	—	—	67,794
Realized currency translation income (loss)	(2,766)	(178,619)	293,108	(173,481)	(61,758)

Segment income (loss) before (recovery) of income taxes	(27,507)	(113,639)	(55,892)	(2,014,759)	(2,211,797)

Income taxes	—	—	1,469	(127,474)	(126,005)

Net income (loss)	(27,507)	(113,639)	(57,361)	(1,887,285)	(2,085,792)

Depreciation and amortization	2,220	—	—	2,034	4,253
Capital expenditures	3,132	—	1,012	—	4,144
Segment assets	9,671	—	1,452	2,491	13,614

Year ended December 31
CVF Technologies Corporation
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
13. SEGMENTED INFORMATION — cont’d

	Electric	Identification	Natural	Corporate
	vehicle	systems	fertilizer	administration
2006	$	$	$	$	Total

Sales	1,330,641	—	180,997	—	1,511,638

Income (loss) from operations before depreciation	(164,192)	(176,983)	(221,067)	(1,428,993)	(1,991,235)
Depreciation	943	—	—	2,372	3,315

(Loss) from operations before other income (expenses)	(165,135)	(176,983)	(221,067)	(1,431,365)	(1,994,550)
Interest income	—	102,446	—	43,828	146,274
Interest (expense)	(8,276)	—	—	(35,956)	(44,232)
Other income (expense)	—	6,273	—	154,978	161,251
(Loss) from equity investees	—	—	—	(188,077)	(188,077)
Minority interest	15,885	491,833	—	—	507,718
Realized currency translation income (loss)	553	(185,136)	(12,699)	(220,378)	(417,660)

Segment income (loss) before (recovery) of income taxes	(156,973)	238,433	(233,766)	(1,676,970)	(1,829,276)

Income taxes	4,275	—	3,960	7,580	15,815

Net income (loss)	(161,248)	238,433	(237,726)	(1,684,550)	(1,845,091)

Depreciation and amortization	943	—	—	2,372	3,315
Capital expenditures	8,511	—	657	600	9,768
Segment assets	7,595	—	591	3,981	12,167

CVF Technologies Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2007 and 2006	[Expressed in U.S. Currency]
14. COMMITMENTS
The Company leases office equipment and property under operating leases expiring in various years through 2009.
Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2007 for each of the next four years and in aggregate are:
Year ended December 31

$

2008	72,983
2009	11,358
2010	—
2011	—
Beyond	—

Total minimum future rental payments	84,341

Rental expense for the year was $58,015 [$46,360 for 2006].
15. CONTINGENCIES
As the result of an audit, in 2003 the IRS proposed adjustments to the Company’s income tax returns for 1997, 2000, and 2001, and asserted a tax deficiency of $2,969,123, plus interest. More specifically, the IRS proposed disallowances of (1) bad debt deductions in 2000 and 2001 in the amounts of $1,221,494 and $1,232,257, respectively; (2) worthless stock loss in the amount of $5,806,496 in 2000; (3) worthless stock loss in the amount of $2,141,566 in 2000; and (4) capital loss carryback of $447,452 from the taxable year 2001 to 1997. The administrative appeals division of the IRS and the Company agreed to settle the dispute. Under the settlement, the IRS would concede (1) and (3) and the Company would concede (4). With respect to (2), the worthless stock loss in 2000, the IRS and the Company would agree the loss would be allowed, in part, in 2000 and, in part, in 2001 ($3,870,999 in 2000; $1,935,490 in 2001). Because that loss was carried back to 1997, the settlement would result in a total tax deficiency of $515,030, plus interest, for the tax year 1997 and no deficiencies for 2000 and 2001. The part of the loss disallowed for carryback from 2000 to 1997 would be available as a carryforward for years after 2001. On July 9, 2007 the Company received a letter from the IRS confirming final approval of the settlement. The Company is challenging the interest assessment from the IRS (see subsequent event footnote).
A subsidiary of the Company, Xylodyne is in the process of obtaining product liability insurance to cover the products that it sells. In the interim it is exposed to any potential lawsuits by individuals and/or entities that have purchased products from Xylodyne. The Company cannot

CVF Technologies Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2007 and 2006	[Expressed in U.S. Currency]
15. CONTINGENCIES — cont’d
make an estimate of the cost of this potential risk and therefore cannot account for any loss until an amount becomes determinable.
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
17. RELATED PARTY TRANSACTIONS
In 2007 an Executive Employment Agreement was signed between Ecoval and Michael Dreben , the son of Jeffrey I. Dreben, CVF’s President, Chairman and Chief Executive Officer. This agreement ends December 31, 2010 and provides for an annual base salary of $108,000 plus incentives based on Ecoval’s performance. During 2007 180,000 warrants (CVF common stock) to Michael Dreben were extended and subsequently cancelled and 180,000 CVF restricted stock issued in its place.
18. SUBSEQUENT EVENTS
CVF received a final demand from the Internal Revenue Service dated February 19, 2008 requesting payment of tax totaling $515,000 relating to the tax audit the years 1997, 2000 and 2001 plus accrued interest and penalty for a total demand of $913,336. On March 12, 2008 CVF responded to this Internal Revenue Service request by submitting a Form 12153 (Request for Collection Due Process Hearing). As part of this submission CVF is requesting an Installment Arrangement with the Internal Revenue Service and stating that CVF does not agree to additional penalties and interest that is included in the $913,336 indicated by the Internal Revenue Service. CVF plans to challenge the accrued interest charged by the Internal Revenue Service based on the extensive delays by the Internal Revenue Service during the appeals process.

CVF Technologies Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2007 and 2006	[Expressed in U.S. Currency]
19. GOING CONCERN
These consolidated financial statements have been prepared on a going concern basis, which presumes that assets will be realized and liabilities discharged in the normal course of business over the foreseeable future. The consolidated Company’s current liabilities exceed its current assets. The Company has incurred losses over the past 2 years, which have reduced the Company’s cash reserves, and depleted stockholders’ equity. Further, the Company has several contingent liabilities [note 15].
These conditions raise substantial doubt about the Company’s ability to continue to fund its investee companies and the ability of some of those companies to continue to operate as a going concern.
The Company’s primary need for cash is to maintain its ability to support the operations and ultimately the carrying values of certain of its individual investee companies. The Company from time to time may pursue the sale of a portion of its interests in some of its investee companies as a source of funds, as well as establishing lines of credit or issuing new stock and reduction of cash flow needs. The Company will continue to assist its investee companies in their efforts to obtain outside financing in order to fund the growth and development of their respective businesses and has taken steps to reduce the operating cash requirements of the parent company and its investees. The Company is also seeking outside investment for these companies. There is no assurance that these initiatives will be successful or that certain of its investees will continue to have adequate cash resources and capital to be able to continue as going concerns.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Directors
CVF Technologies Corporation
Williamsville, New York
We have audited the accompanying consolidated balance sheets of CVF Technologies Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ (deficit) equity, cash flows and comprehensive loss for each of the years then ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CVF Technologies Corporation as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years then ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 19, the Company has suffered recurring losses from operations, including a net loss of approximately $2.1 million for the year ended December 31, 2007, and has a working capital deficiency as of December 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Sherb & Co., LLP
Certified Public Accountants
New York, New York
April 5, 2008

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 8A(T). CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB. Based on such evaluation, and as discussed in greater detail below, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-KSB, our disclosure controls and procedures were not effective:
•	to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and

•	to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. Our internal control over financial reporting includes those policies and procedures that:
•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets,

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of management and directors, and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on the assessment using those criteria, our management concluded that the internal control over financial reporting was not effective at December 31, 2007.

While we have designed a system of internal controls to supplement our existing controls during our implementation of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), we have been unable to complete testing of these controls and accordingly lack the documented evidence that we believe is necessary to support an assessment that our internal control over financial reporting is effective. Without such testing, we cannot conclude that there are any significant deficiencies or material weaknesses, nor can we appropriately remediate any such deficiencies that might have been detected. In addition, during the analysis of our internal controls in connection with our implementation of SOX 404, we did identify a number of controls, the adoption of which are material to our internal control environment and critical to providing reasonable assurance that any potential errors could be detected. Those identified controls include:
•	All but Biorem, Inc (an investee) of our foreign investees and subsidiaries have yet to conduct a formal assessment of their internal controls. Partially due to the lack of financial resources and partially due to the lack of adequate man power.

•	We do not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of U.S. GAAP commensurate with our financial reporting requirements at our foreign investees and subsidiaries.
Due to the nature of these material weaknesses in our internal control over financial reporting, there is more than a remote likelihood that misstatements which could be material to our annual or interim financial statements could occur that would not be prevented or detected.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
     Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 8B OTHER INFORMATION
     None.
PART III
ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
(a)	Directors and Executive Officers
The directors and executive officers of CVF are as follows:

NAME	AGE	POSITION

Jeffrey I. Dreben	62	Director; Chairman, Chief Executive Officer; and President
Robert B. Nally	60	Director; Chief Operating Officer, Chief Technology Officer, Secretary; and Treasurer
Robert L. Miller	56	Chief Financial Officer
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
The members of the Company’s audit committee are Messrs. Dreben and Nally, which is the entire Board. Although all members of the Company’s audit committee are financially literate and have substantial experience with analyzing and evaluating financial statements, the Board of Directors has determined that no one member has all of the attributes necessary to qualify as an audit committee financial expert as defined by the SEC. The Company believes the audit committee has sufficient expertise to perform its functions notwithstanding the absence of an audit committee financial expert. Furthermore, the Company believes it would be impractical to add a member to the audit committee who would qualify as such an expert given the Company’s small size and the limited resources it possesses to compensate such an expert.
CVF has adopted a Code of Business Conduct and Ethics covering its financial officers and CEO. Interested parties can write to the Company at its Williamsville, New York office to obtain a copy at no cost.
Section 16(a) Beneficial Ownership Reporting Compliance
During the fiscal year 2007 Mr. Dreben, Miller and Glazier failed to timely file a report under section 16(a) of the Exchange Act.
ITEM 10 EXECUTIVE COMPENSATION
The following is a summary of the remuneration paid to the chief executive officer and all other executive officers whose total annual compensation exceeds $100,000 for the period ended December 31, 2007 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c) (1)	(d) (1)	(e) (2)	(f)	(g)	(h)	(i) (3)	(j)
Jeffrey I. Dreben Chairman, President and Chief Executive Officer	2007	187,154	—	97,958	—	—	—	15,644	300,756
Robert B. Nally Chief Operating Officer, Chief Technology Officer, Secretary, Treasurer	2007	188,469	—	97,500	—	—	—	8,434	294,403

(1)	Robert Nally’s paid (11 months) in Canadian currency but translated in the table to U.S. Currency. Based on the average exchange rate for 2007 of CND $1 = US $.9371.

(2)	Represents a portion of the restricted CVF common shares that began to vest in April 2007. Restricted CVF common shares were granted in April 2006 and vest over the following 3 year period.

(3)	This amount consists of: (i) Executive Disability insurance premium totaling $8,924 and automobile allowance totaling $6,720 to Mr. Dreben and (ii) $8,434 automobile allowance paid to Mr. Nally.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Equity Incentive
Plan Awards:
			Equity Incentive					Equity Incentive	Market or
	Number of	Number of	Plan Awards:					Plan Awards:	Payout Value of
	Securities	Securities	Number of					Number of	Unearned
	Underlying	Underlying	Securities			Number of	Market Value of	Unearned Shares,	Shares, Units or
	Unexercised	Unexercised	Underlying	Option		Shares or Units	Shares or Units	Units or Other	Other Rights
	Options	Options	Unexercised	Exercise	Option	of Stock That	of Stock That	Rights That Have	That Have Not
	(#)	(#)	Unearned Options	Price	Expiration	Have Not Vested	Have Not Vested	Not Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h) (1)	(i)	(j)
Jeffrey I. Dreben	—	—	—	—	—	408,333	32,667	—	—
Robert B. Nally	—	—	—	—	—	312,500	25,000	—	—

(1)	Represents shares of restricted stock at value on December 31, 2007 of $0.08 per share.

DIRECTOR COMPENSATION

Nonqualified
				Non-Equity	Deferred
	Fees Earned or	Stock	Option	Incentive Plan	Compensation	All Other
	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c) (1)	(d)	(e)	(f)	(g)	(h)

Jeffrey I. Dreben	—	—	—	—	—	—	—
Robert B. Nally	—	—	—	—	—	—	—
Robert H. Glazier	2,100	—	—	—	—	—	2,100
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
ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Voting Securities and Principal Holders
The following table sets forth, as of March 14, 2008, the approximate number of common shares of CVF owned of record or beneficially by each person who owned of record, or was known by CVF to own beneficially, more than 5% of CVF’s common stock and the name and shareholdings of each officer and director, and all officers and directors as a group.

	NUMBER OF	PERCENTAGE OF
	COMMON SHARES	COMMON SHARES
NAME AND ADDRESS	BENEFICIALLY OWNED	OWNED

Jeffrey I. Dreben (1)	1,739,321	12.1%
8604 Main Street, Suite 1
Williamsville, NY 14221

Robert B. Nally (2)	1,422,872	9.9%
8604 Main Street, Suite 1
Williamsville, NY 14221

Robert L. Miller (3)	231,190	1.6%
8604 Main Street, Suite 1
Williamsville, NY 14221

The Shaar Fund Ltd. (4)	1,259,165	8.8%
c/o SS&C Fund Services (N.V.)
Pareraweg 45
Curacao, Netherland Antilles

Bounty Equity Fund 2, LLC (5)	835,000	5.8%
2 West Second Street, Suite 210
Tulsa, OK 74103

Directors and Officers	3,393,383	23.7%
as a Group (3 persons) (1)(2)(3)

(1)	Mr. Dreben’s amount includes 750,000 restricted shares (which vest over 3 years beginning April 2006) and 100,000 restricted shares (which vest over 3 years beginning November 2007). Included under Mr. Dreben are 760,321 shares owned by his wife as to which he disclaims beneficial ownership.

(2)	Mr. Nally’s amount includes 750,000 restricted shares (which vest over 3 years beginning April 2006)and includes 205,144 shares owned by his wife as to which he disclaims beneficial ownership.

(3)	Mr. Miller’s amount includes 100,000 restricted shares (which vest over 3 years beginning April 2006) and 60,000 restricted shares (which vest over 3 years beginning November 2007).

(4)	Based solely on a Schedule 13G dated February 29, 2008 filed with the SEC.

(5)	Based solely on a CVF Shareholders listing dated March 14, 2008.
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
Services Agreements with Michael Dreben. In 2007 an Executive Employment Agreement was signed between Ecoval and Michael Dreben, the son of Jeffrey I. Dreben, CVF’s President, Chairman and Chief Executive Officer. This agreement ends December 31, 2010 and provides for an annual base salary of $108,000 plus incentives based on Ecoval’s performance. During 2007 180,000 warrants (CVF common stock) to Michael Dreben were extended and subsequently cancelled and 180,000 CVF restricted stock issued in its place. Michael Dreben brings to CVF and Ecoval 7 years of experience in the investment field, most recently with Goldman Sachs in New York.
CVF is not a listed issuer and is not subject to any director independence standards. Using the definition of independence set forth in the rules of the American Stock Exchange, Robert Glazier, who resigned as a director in December 2007, would have been considered an independent director of the Company.
ITEM 13 EXHIBITS
     a) Exhibits

(3)(i)	Articles of Incorporation, as amended, filed as an exhibit to CVF’s Form 10-QSB on November 14, 1997, and incorporated by reference herein.

(3)(ii)	Amended and Restated Certificate of Designation of Series B 6% Convertible Preferred Stock, filed as an exhibit to CVF’s Registration Statement on Form S-3 on December 30, 1999 and incorporated herein by reference.

(3)(iii)	By-laws filed as an exhibit to CVF’s Form 10-QSB on February 12, 1997, and incorporated by reference herein.

(10)(ii)	Form of Change in Control Agreement between CVF and Jeffrey Dreben and Robert Nally filed as an exhibit to CVF’s Form 10-KSB on April 2, 2004 and incorporated by reference herein.

(10)(iv)	Employment Letter between CVF and Robert L Miller, as amended, filed as an exhibit to CVF’s Form 10-KSB on April 7, 2006 and incorporated by reference herein.

(21)	Subsidiaries of the Registrant, filed herewith.

(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the of the Sarbanes Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the of the Sarbanes Oxley Act of 2002.

(32)	Certification Pursuant to 18 U.S.C. 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following describes the aggregate fees that were charged by Sherb & Co. for the fiscal years ended December 31, 2006 and December 31, 2007.
Audit Fees.
CVF was charged $50,000 for the fiscal year ended December 31, 2007 by Sherb & Co. for review of the financial statements in CVF’s quarterly reports and for the audit of CVF. CVF was charged $45,967 for the fiscal year ended December 31, 2006 by Sherb & Co. for review of the financial statements in CVF’s quarterly reports and for the audit of CVF.

Audit-Related Fees; Tax Fees; All Other Fees.
CVF was charged $nil and $nil respectively for the fiscal years ended December 31, 2006 and December 31, 2007 by Sherb & Co. for audit-related fees, tax fees and all other fees, as those terms are defined in Item 14 of Form 10-KSB.
SIGNATURE
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CVF Technologies Corporation

by:	/s/ Jeffrey I. Dreben
Jeffrey I. Dreben, CEO and President
(Principal Executive Officer)
Dated: April 15, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey I. Dreben	Director	April 15, 2008

Jeffrey I. Dreben

/s/ Robert B. Nally	Director	April 15, 2008

Robert B. Nally

April 15, 2008
/s/ Robert L. Miller	Chief Financial Officer

Robert L. Miller	(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Name

(3)(i)	Articles of Incorporation, as amended, filed as an exhibit to CVF’s Form 10-QSB on November 14, 1997, and incorporated by reference herein.

(3)(ii)	Amended and Restated Certificate of Designation of Series B 6% Convertible Preferred Stock, filed as an exhibit to CVF’s Registration Statement on Form S-3 on December 30, 1999 and incorporated herein by reference.

(3)(iii)	By-laws filed as an exhibit to CVF’s Form 10-QSB on February 12, 1997, and incorporated by reference herein.

(10)(ii)	Form of Change in Control Agreement between CVF and Jeffrey Dreben and Robert Nally filed as an exhibit to CVF’s Form 10-KSB on April 2, 2004 and incorporated by reference herein.

(10)(iv)	Employment Letter between CVF and Robert L Miller, as amended, filed as an exhibit to CVF’s Form 10-KSB on April 7, 2006 and incorporated by reference herein.

(21)	Subsidiaries of the Registrant, filed herewith.

(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the of the Sarbanes Oxley Act of 2002.

(31.3)	Certification of Chief Financial Officer Pursuant to Section 302 of the of the Sarbanes Oxley Act of 2002.

(33)	Certification Pursuant to 18 U.S.C. 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.