Form 10-Q
period 2008-03-31
CVF TECHNOLOGIES CORP
filed 2008-05-15
CIK 1032997

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to                .
Commission file number: 0-29266
CVF TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of Incorporation or organization)	87-0429335 (I.R.S. Employer Identification No.)
8604 Main Street, Suite 1
Williamsville, NY
14221
(Address of principal executive offices)
(Zip Code)
(716) 565-4711
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 5, 2008 there were 14,949,866 shares of common stock, $0.001 par value per share, of the issuer outstanding

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Expressed in U.S. Currency)

	March 31,	December 31,
	2008	2007
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$482,072	$735,115
Trade receivables	26,561	112,452
Inventory	114,969	120,223
Prepaid expenses and other	21,899	20,399

TOTAL CURRENT ASSETS	645,501	988,189

Property and equipment, net of accumulated depreciation	14,240	13,614
Loans receivable	142,251	142,251
Market value — Biorem (see Note 4)	2,128,510	—
Holdings available for sale, at market	1,042	1,451
Security Deposit, long-term	1,619	1,677
Note receivable	461,454	477,843

TOTAL ASSETS	$3,394,617	$1,625,025

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES:
Accounts payables and accrued liabilities	$888,932	$901,960
IRS Audit Settlement	970,404	953,872

TOTAL CURRENT LIABILITIES	1,859,336	1,855,832

LONG-TERM LIABILITIES:
Deferred income taxes	99,021	102,693
Minority interest	874,216	905,265
Pension obligation	645,788	677,001

TOTAL LONG-TERM LIABILITIES	1,619,025	1,684,959

Redeemable Series A preferred stock, $0.001 par value, redeemable at $18.25 per share, authorized 500,000 shares, issued and outstanding 1,592 shares	29,054	29,054

	3,507,415	3,569,845

STOCKHOLDERS’ (DEFICIT) EQUITY:
Common stock, $0.001 par value, authorized 50,000,000 shares, 14,949,866 issued and in treasury 1,664,361	16,614	16,614
Additional paid in capital	30,033,521	29,973,593
Treasury stock	(3,208,392)	(3,208,392)
Accumulated other comprehensive loss	(242,582)	(319,917)
Deferred market value — Biorem	2,660,638	—
Accumulated deficit	(29,372,597)	(28,406,718)

TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(112,798)	(1,944,820)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$3,394,617	$1,625,025

See notes to consolidated financial statements

CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	(Expressed in U.S. Currency)

	Three months ended March 31,
	2008	2007

SALES	$112,087	$681,679

Royalty Income	17,426	—

Cost of sales	89,382	537,176

GROSS MARGIN	40,131	144,503

EXPENSES:
Selling, general and administrative	518,671	537,084

TOTAL EXPENSES	518,671	537,084

(Loss) from continuing operations before under noted items	(478,540)	(392,581)

OTHER (EXPENSES) INCOME
Interest (expense) income, net	(14,017)	6,306
(Loss) from equity investees	(34,456)	(75,674)
Gain on sale of shares	99,330	—
Other income, net	4,725	12,239
(Decrease) in market value — Biorem	(542,560)	—

TOTAL OTHER (EXPENSE)	(486,978)	(57,129)

(Loss) before income taxes and minority interest	(965,518)	(449,710)

Income taxes	—	770

(Loss) before minority interest	(965,518)	(450,480)

Minority interest in loss	—	12,572

NET (LOSS)	$(965,518)	$(437,908)

BASIC (LOSS) PER SHARE	$(0.08)	$(0.03)

DILUTED (LOSS) PER SHARE	$(0.08)	$(0.03)

WEIGHTED SHARES USED IN COMPUTATION — BASIC	12,637,735	12,637,735

WEIGHTED SHARES USED IN COMPUTATION — DILUTED	12,637,735	12,637,735

See notes to consolidated financial statements

CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	(Expressed in U.S. Currency)

	Three Months Ended March 31,
	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss) from continuing operations	$(965,518)	$(437,908)

Adjustments to reconcile net loss from operating activities:
Depreciation and amortization	1,273	1,028
Minority interest in losses of subsidiaries	—	(12,572)
Pension expense	(31,213)	(9,221)
Deferred income tax	(3,672)	(284)
Loss from equity investees	34,456	75,674
Decrease in market value — Biorem	542,560	—
Equity based compensation	61,104	52,816

Changes in non-cash working capital items
Decrease (Increase) in trade receivables	85,891	(93,830)
(Increase) in inventory	5,254	(51,044)
Decrease (Increase) in prepaid expenses and other	(1,500)	8,920
Increase (Decrease) in trade payables and accrued liabilities	(168)	(97,498)

	693,985	(126,011)

CASH (USED IN) OPERATING ACTIVITIES	(271,533)	(563,919)

CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Sale of Biorem equity	99,330	—

CASH PROVIDED BY INVESTING ACTIVITIES	99,330	—

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(80,840)	(5,497)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(253,043)	(569,416)

CASH AND CASH EQUIVALENTS — beginning of period	735,115	2,332,690

CASH AND CASH EQUIVALENTS — end of period	$482,072	$1,763,274

See notes to consolidated financial statements

CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	(Expressed in U.S. Currency)

	Three months ended March 31,
	2008	2007
Net (loss)	$(965,518)	$(437,908)

Other comprehensive income, net of tax:
Foreign currency translation adjustments	77,009	30,464
Unrealized holding gains:
Unrealized holding (losses) gain arising during period (see note below)	326	(1,775)

Total other comprehensive income	77,335	28,689

Comprehensive (loss) during period	$(888,183)	$(409,219)

Note:	Unrealized holding (losses) gain are net of tax of $217 and ($1,185) for the three months ended March 31, 2008 and 2007, respectively.
See notes to consolidated financial statements

CVF TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
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

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying SFAS No. 123R approximated $61,104 and $53,209 in additional compensation expense during the three months ended March 31, 2008 and 2007. The shares issued vest from April 2007 through November 2009. Such amount is included in general and administrative expenses on the statement of operations.

3.	SUBSIDIARY SHAREHOLDERS MEETING

In November 2006, CVF received $860,306 from Gemprint as a shareholder distribution of capital. In March 2008, Gemprint shareholders approved a shareholder distribution of capital to be made in April 2008 of $1,328,000. CVF’s portion of this distribution is $1,035,320.

4.	SUBSIDIARY BIOREM GOES PUBLIC

In 2005, Biorem completed its going public transactions and began trading on the Toronto Venture Exchange under the symbol BRM. CVF’s ownership position in Biorem as of March 31, 2008 is approximately 2.7 million shares representing 22.8% of the outstanding shares of Biorem. Since CVF no longer owns more than 50% (effective November 24, 2004), CVF recorded the results of Biorem on the equity basis of accounting through December 31, 2007.

In September 2006, the FASB issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. CVF adopted this statement effective the first quarter 2008 for Level 1 assets and liabilities and therefore reports the market value of Biorem of $2,128,510 on its March 31, 2008 balance sheet. Also recorded in the income statement was the change in market value from January 1, 2008 to March 31, 2008 as an unrealized loss of $542,560.

5.	EQUITY AND DEBT INVESTMENT IN XYLODYNE CORPORATION

Xylodyne was capitalized with cdn $18,000 from two individuals that own 60% of Xylodyne, while CVF contributed cdn $12,000 to capital for a 40% ownership of Xylodyne. CVF also loaned Xylodyne another cdn $313,000 in the form of a debenture. Officers of CVF are two of the four voting board members seats of Xylodyne. The cdn $313,000 debenture is secured by the assets of Xylodyne only, with no personal guarantees from the majority owners of Xylodyne.

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

B.) As a group the holders of the equity investment at risk lack any one of the following three characteristics of controlling financial interest: (1) The direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, (2) The obligation to absorb the expected losses of the entity if they occur. The investor or investors do not have that obligation if they are directly or indirectly protected from the expected losses or are guaranteed a return by the entity itself or by other parties involved with the entity, (3) The right to receive the expected residual returns of the entity if they occur. The investors do not have that right if their return is capped by the entity’s governing documents or arrangements with other variable interest holders or with the entity.

CVF’s evaluation of including Xylodyne as a variable interest enterprise for consolidation purposes is based on the following evaluation of both paragraphs 5(a) and 5(b) even though only meeting the conditions in one paragraph alone required the consolidation of Xylodyne as a variable interest entity:

A.) At inception of Xylodyne, CVF believed that the cdn $30,000 capital investment was insufficient to operate Xylodyne effectively, based on its intended goals and purpose, hence the need for an additional amount of debt from CVF (ie: the cdn $313,000 debt). As further support for the initial evaluation is at December 31, 2006, Xylodyne had cdn $566,000 in assets and had losses of $161,200 in 2006 and $22,200 in 2007. The assets are largely receivables from US based companies, while Xylodyne is a Canadian based entity. Traditional banking relationships are difficult to obtain for a start up enterprise with a business located in one country where as receivables are from companies in another country, further supporting the need for the additional cdn $313,000 debt. In addition, it is also possible, but not required, that CVF will extend further credit to Xylodyne as the majority shareholders may not have additional funds for possible future expansion. Based on the conditions elaborated in paragraph 5 (a) and paragraph 9 of FIN 46, CVF believes that it is required to consolidate Xylodyne as a variable interest entity.

B.) At inception under the conditions elaborated under paragraph 5(b) of FIN 46, (a) CVF has two of the four voting board of director seats for making decisions, (b) the cdn $313,000 debenture is secured by the assets and business of Xylodyne only, hence if Xylodyne fails and ceases to operate, CVF is not protected against additional losses above its cdn $12,000 investment as there is no other subordinated creditor, nor does CVF have any outside guarantees or collateral for the $313,000 cdn debt outstanding, (c) should Xylodyne perform beyond expectations as a result of CVF’s equity ownership, CVF can enjoy their ratable amount of residual returns. Based on the conditions elaborated in paragraph 5(b), CVF believes that it is required to consolidate Xylodyne as a variable interest entity.

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

7.	INVENTORY

Inventory consists of the following:

	March 31, 2008	December 31, 2007

Finished goods	$114,969	$120,223

8.	INVESTMENTS

The following table provides certain summarized unaudited financial information related to the Company’s equity basis holdings:

	Three Months Ended March 31,
	2008	2007

Net Sales	$3,162,905	$1,534,499
Gross profit on sales	1,445,419	551,100
Net income (loss)	$24,350	$(398,645)
9.	CONCENTRATION OF CREDIT RISK

For the three months ended March 31, 2008, the Company’s subsidiary, Xylodyne Corporation, had a customer which accounted for $nil or 0% of consolidated sales as compared to $451,459 or 69.8% of the three months ended March 31, 2007 consolidated sales. No other customer accounted for more than 10% of the Company’s sales in the first three months of either 2008 or 2007. The Company’s accounts receivable from this customer at March 31, 2008 and March 31, 2007 amounted to $47 and $390,328, respectively.

10.	DEPENDENCY ON SUPPLIER

The Company’s subsidiary, Xylodyne Corporation, had one supplier that accounted for $nil or 0% of consolidated cost of sales for the three months ended March 31, 2008 as compared to $385,243 or 73.0% for the three months ended March 31, 2007. The Company’s accounts payable to this supplier at March 31, 2008 and March 31, 2007 amounted to $30,931 and $305,954, respectively.

11.	SETTLEMENT WITH THE INTERNAL REVENUE SERVICE

CVF received a final demand from the Internal Revenue Service dated February 19, 2008 requesting payment of tax totaling $515,000 relating to the tax audit of the years 1997, 2000 and 2001, plus accrued interest and penalty for a total demand of $913,336. On March 12, 2008, CVF responded to this Internal Revenue Service request by submitting a Form 12153 (Request for Collection Due Process Hearing). As part of this submission CVF is requesting an Installment Arrangement with the Internal Revenue Service and stating that CVF does not agree to additional penalties and interest that is included in the $913,336 indicated by the Internal Revenue Service. CVF plans to challenge the accrued interest charged by the Internal Revenue Service as CVF believes it has strong grounds to challenge the interest assessed.

12.	STOCK BUYBACK PLAN

As announced on December 30, 2005, the Company’s Board of Directors approved up to a maximum $500,000 stock buyback program. The program allows the Company to make up to $500,000 of stock repurchases. As of May 5, 2008, the Company has purchased 1,182,661 shares under this repurchase program for a total of $461,218.

13.	ISSUANCE OF RESTRICTED CVF COMMON SHARES

On April 6, 2006, the Board of Directors of the Company approved the Corporation’s Management Incentive Program. In connection with the program, restricted stock was granted to officers and employees of the Company totaling 1,660,000 restricted common shares. These shares will vest every 12 months over a three year period beginning April 2007 with vesting accelerated on a change of control. The value of these shares was recorded at $0.39 per share which was the closing market price on that date. The expense is being recorded over the period that the shares vest (36 months). During the first three months of 2008 and 2007, an expense of $55,126 and $53,209 was recorded, respectively.

On November 14, 2007, the Board of Directors of the Company approved awarding 652,131 restricted common shares in return for cancellation of all outstanding options and warrants that had not expired at that time. These shares will vest at the end of each year over a three year period beginning November 2008 with vesting accelerated on a change of control. During the first quarter 2008 an expense of $5,978 was recorded for these shares.

14.	INTERIM FINANCIAL STATEMENT DISCLOSURES

Certain information and footnote disclosures normally included in annual financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying unaudited interim financial statements. Reference is made to the Company’s audited financial statements for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2008.

15.	IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has implemented new accounting standards as follows:

FASB 157 — Fair Value Measures

In September 2006, the FASB issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. This Statement had significant positive and negative impact on the financial statements of the Company as adopted in the first quarter 2008 (see Note 4.).

FASB 159 — Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (SFAS 159). This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for fiscal years beginning after November 15, 2007, which for us is the first quarter of fiscal 2008. This Statement had significant positive and negative impact on the financial statements of the Company as adopted in the first quarter 2008.

FASB 161 — Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued FASB Statement No. 161, which amends and expands the disclosure requirements of FASB Statement No. 133 with the intent to provide users of financial statements with an enhanced understanding of; how and why an entity uses derivative instruments, how the derivative instruments and the related hedged items are accounted for and how the related hedged items affect an entity’s financial position, performance and cash flows. This Statement is effective for financial statements for fiscal years and interim periods beginning after November 15, 2008. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

16.	SEGMENTED INFORMATION

The Company currently has four reportable segments: identification systems, natural horticultural, electric vehicles & parts and general corporate. The identification systems segment consists of one company whose assets were sold in December 2005 for consideration which included a five year royalty stream. The natural horticultural segment consists of one company that develops, manufactures and markets natural fertilizers, insecticides and herbicides. In 2002, as a result of growth in the natural horticultural segment, as a percentage of consolidated sales, the Company reallocated business units to business segments to more appropriately group units for chief operating decision purposes and reporting in accordance with SFAS 131. This change was applied on a retroactive basis. The electric vehicles & parts segment (which commenced operations in April 2006) consists of one company that is in the business of developing and distributing electric vehicles. The Company’s general corporate segment includes one company which provides funding and management advisory services to the holdings. This segment’s profits include interest income and gains on sales of its various holdings.

The Company evaluates performance and allocates resources based on continuing profit or loss from operations before income taxes, depreciation and research and development. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

There are no intersegment sales, transfers, or profit or loss.

Industry Segments for the Three Months Ended March 31, 2008 and 2007

			Electric
	Identification	Natural	Vehicles	Corporate
	Systems	Horticultural	& Parts	Administration	Total
	$	$	$	$	$
2008
Sales	—	17,540	94,547	—	112,087
Income (Loss) from continuing operations before other income	(9,876)	(86,784)	(69,408)	(329,898)	(495,966)
Other income (expense)	27,487	(75,595)	(5,413)	(416,031)	(469,552)
Income (Loss) from continuing operations before income taxes and minority interest	17,611	(162,379)	(74,821)	(745,929)	(965,518)

			Electric
	Identification	Natural	Vehicles	Corporate
	Systems	Horticultural	& Parts	Administration	Total
	$	$	$	$	$
2007
Sales	—	19,507	662,172	—	681,679
(Loss) from continuing operations before other income (expense)	(31,312)	(106,261)	36,837	(291,845)	(392,581)
Other income (expense)	(4,608)	13,046	14,674	(80,241)	(57,129)
(Loss) from continuing operations before income taxes	(35,920)	(93,215)	51,511	(372,086)	(449,710)
17.	CONTINGENCIES

A subsidiary of the Company, Xylodyne, does not have its own product liability insurance and is in the process of attempting to obtain it to cover the products that it sells. On January 4, 2008 its main supplier of vehicles, Bad Boy Enterprises, LLC notified Xylodyne that Xylodyne was covered as a named insured under Bad Boy Enterprises, LLC’s own product liability insurance coverage and Xylodyne has now received a copy of such insurance certificate. The certificate specifies that Xylodyne will be notified with 30 days notice if such coverage were to no longer be effective. This policy has an expiration date of December 15, 2008. If such coverage were to no longer be effective then Xylodyne would then be uninsured for any potential lawsuits by individuals and/or entities that have purchased products from Xylodyne. The Company cannot make an estimate of the cost of this potential risk and therefore cannot account for any loss until an amount becomes determinable.

18.	SUBSEQUENT EVENTS

In April 2008 a return of capital distribution was made to shareholders of Gemprint as approved at a special shareholders meeting conducted in March 2008. The total distribution was $1,328,000, of which $1,035,320 was distributed to CVF.

In April 2008, the board of directors of CVF approved the award of an aggregate of 132,109 shares of restricted stock that vest immediately to a service provider to the company. These restricted shares were awarded in exchange for the cancellation by the recipient of an aggregate of 82,109 outstanding CVF restricted shares that vested over a 3 year period.

19.	GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which presumes that assets will be realized and liabilities discharged in the normal course of business over the foreseeable future. The consolidated Company’s current liabilities exceed its current assets. The Company has incurred losses over the quarter and the past 2 years, which have reduced the Company’s cash reserves, and depleted stockholders’ equity.

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
CVF realizes revenues and profits through consolidation of the operating results of its investee companies. CVF also endeavors to generate gains through the eventual sale of all or a portion of its holdings in these companies at such time as management determines that CVF’s funds can be better deployed in other industries or companies. CVF’s goal is to maximize the value of its holdings in its investee companies for the Company’s shareholders. One important way that CVF accomplishes this is by taking the investee company public at the appropriate time or selling the investee company. This has been done with CVF’s former investee companies Certicom Corporation and TurboSonic Technologies, Inc., both of which went public. Also, in January 2005 Biorem Inc. (formerly Biorem Technologies Inc.) completed its going public transaction. Most recently G.P. Royalty Distribution Corporation (formerly Gemprint Corporation), sold substantially all of its assets in December 2005 for $7.5 million, while retaining a 5 year royalty stream of $1 per Gemprint™ in excess of 100,000 Gemprints per year beginning December 22, 2005.
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
On a stand-alone basis, CVF has no sales from operations. Sales and gross profit from sales reflect the operations of CVF’s consolidated subsidiaries only. The consolidated subsidiaries in the 2008 period are G.P. Royalty Distribution Corporation (“Gemprint”), Ecoval Corporation (“Ecoval”) and Xylodyne Corporation (“Xylodyne”). CVF records profit and loss using the equity method for companies in which CVF holds 20% to 50% ownership. These companies are Biorem and Petrozyme Technologies Inc. (“Petrozyme). The results of companies in which CVF has less than 20% ownership are not included in the Consolidated Statement of Operations.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007:
Consolidated sales of CVF subsidiaries for the three months ended March 31, 2008 amounted to $112,087, representing a decrease of $569,592 compared to sales of $681,679 for the same period in 2007. The decrease in sales was due to Xylodyne’s sales decrease of $567,625. This decrease was attributable to the loss of the motor sales during 2007. During 2007 Xylodyne lost a significant part of its business which was the sales of motors (sales of $826,042 in 2007 and $909,333 in 2006) that although had relatively low gross margin (11.6%) also had low general and administrative expenses and therefore generated profit for Xylodyne. Xylodyne is working towards having a positive bottom line in 2008 while continuing to expand, although Xylodyne has had net losses since inception.
CVF records profit and loss using the equity method for companies in which CVF holds 20% to 50% ownership (the exception being Xylodyne which is consolidated as CVF is currently the only material investor in that company). These companies, Biorem and Petrozyme, are not included in CVF’s consolidated results.

CVF’s gross margin of $22,705 for the first quarter of 2008 represents a decrease of $121,798 from the same period last year. This decrease is due to the sales decrease from Xylodyne. Overall gross margin of CVF as a percentage of sales decreased to 20.03% for the first quarter of 2008 from 21.2% for the first quarter of 2007.
Selling, general and administrative expenses on a consolidated basis for the three months ended March 31, 2008 amounted to $518,671, representing a decrease of $18,413 (3%) compared to expenses of $537,084 for the same period in 2007. This decrease is due to lower expenses at Gemprint, Xylodyne and Ecoval offset by higher expenses at the parent. The decrease at Gemprint ($21,436 or 68% lower) is due to that company selling its assets in December 2005 and no longer operating a business. The decrease at Ecoval of $18,737 (16%) is due to lower expenses compared to the 2007 period when sales and thus marketing expenses were being ramped up. The decrease at Xylodyne of $16,295 (17%) was due to the sales reductions. The increase at the parent level of $38,055 (13%) is due to higher consulting, medical insurance and travel & entertainment expenses.
Net interest expense was $14,017 for the first quarter of 2008 compared to income of $6,306 for the first quarter of 2007. This increase in expense is due to an accrual in the first quarter 2008 of $17,968 for the IRS audit settlement and a decrease in income due to lower interest bearing cash balances in the first quarter 2008 compared to the same period in 2007.
Loss from equity holdings (entities in which CVF has a 50% or less ownership) was a loss of $34,456 in the 2008 first quarter compared to a loss of $75,674 in the 2007 period. This represents the loss in the 2008 first quarter for the new joint venture company established by Ecoval and $9,933 for investment into Petrozyme compared to CVF’s share of Biorem’s loss in the 2007 period.
Gain on sale of holdings amounted to $99,330 in the 2008 period. In the 2008 period the Company sold a portion of one of its investee holdings.
Other income was $22,151 in the first quarter 2008 compared to income of $12,239 in the 2007 period. This was due to foreign exchange as the US dollar strengthened during the 2008 and 2007 periods.
Decrease in market value of Biorem totaling $542,560 represents the change in the market value of Biorem shares held by CVF. The market value decreased to cdn $0.80 at March 31, 2008 from cdn $1.00 at January 1, 2008.
Income tax expense amounted to $nil in the first quarter 2008 compared to expense of $770 in the first quarter 2007.
Minority interest — included in the 2008 first quarter is $nil of income relating to the minority shareholders of Gemprint’s share compared to $12,572 in the 2007 first quarter.
CVF, on a consolidated basis, recorded a net loss of $965,518 ($0.08 loss per share) for the three months ended March 31, 2008 compared to a net loss of $437,908 ($0.03 loss per share) in the 2007 period.
LIQUIDITY AND CAPITAL RESOURCES:
Stockholders’ (deficit) equity as of March 31, 2008 amounted to a deficit of $112,798 compared to a deficit of $1,944,820 at December 31, 2007. This net decrease in the deficit of $1,832,022 is primarily attributable to the recording of the market value of Biorem at March 31, 2008 totaling $2,660,638 offset by the loss for the first quarter 2008 of $965,518.
The current ratio of CVF at March 31, 2008 is .35 to 1, which has decreased from .53 to 1 at December 31, 2007 due mainly to the cash used to fund the parent loss of $161,300 (net of $99,300 proceeds on sale of Biorem stock) in the first three months of 2008 and advances of $81,000 to Ecoval.

CVF management anticipates that over the next twelve month period CVF should have sufficient cash from various sources to sustain itself. Between cash on hand, and the sale of a portion of its holdings in certain investee companies, the Company expects to have enough cash to fund itself and certain of its investee companies that are currently not profitable. Additionally, CVF has limited outside debt and a line of credit could be sought. CVF’s auditors report in its financial statements, which has been provided with this report contains a going concern qualification. However for the reasons cited above CVF anticipates having sufficient cash resources over the next 12 months to sustain its business activities.
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
As at March 31, 2008, CVF’s cash balance was $482,072 which is a decrease of $253,043 compared to December 31, 2007. The reduction of CVF’s cash position was from investment in Ecoval totaling $81,000 and its parent company overhead. The primary source of cash for the Company is expected to be from the proceeds of the sale of Gemprint and the Company may from time to time pursue the sale of a portion of its interests in one or more of its investee companies, or from CVF issuing additional securities. In November 2006 CVF received $860,306 from Gemprint as a shareholder distribution of capital. The Company will also continue to assist its investee companies in their efforts to obtain outside financing in order to fund their growth and development of their business plans. Certain of the Company’s financial obligations included in current liabilities related to items that will not be paid in the near term. The Company will carefully manage its cash payments on such obligations.
As announced on December 30, 2005 CVF’s Board of Directors approved a $500,000 stock buyback program. The program allows the Company to make up to $500,000 of stock repurchases. As of May 5, 2008, the Company has purchased 1,182,661 shares for $461,218 under this program.
Critical Accounting Policies
An understanding of CVF’s accounting policies is necessary for a complete analysis of our results, financial position, liquidity and trends. We focus your attention on the following accounting policies of the Company:
Going concern — These consolidated financial statements have been prepared on a going concern basis, which presumes that assets will be realized and liabilities discharged in the normal course of business over the foreseeable future. The consolidated Company’s current liabilities exceed its current assets. The consolidated Company has incurred losses over the year and for the past two years, which have reduced the Company’s cash reserves, and depleted stockholders’ equity. Further, the Company has a contingent liability described in Note 17.
These conditions raise substantial doubt about the Company’s and its consolidated subsidiaries’ ability to continue in the normal course of business as a going concern.
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
Contingencies — As the result of an audit, in 2003 the IRS proposed adjustments to the Company’s income tax returns for 1997, 2000, and 2001, and asserted a tax deficiency of $2,969,123, plus interest. More specifically, the IRS proposed disallowances of (1) bad debt deductions in 2000 and 2001 in the amounts of $1,221,494 and $1,232,257, respectively; (2) worthless stock loss in the amount of $5,806,496 in 2000; (3) worthless stock loss in the amount of $2,141,566 in 2000; and (4) capital loss carryback of $447,452 from the taxable year 2001 to 1997. The administrative appeals division of the IRS and the Company agreed to settle the dispute. Under the settlement, the IRS would concede (1) and (3) and the Company would concede (4). With respect to (2), the worthless stock loss in 2000, the IRS and the Company would agree the loss would be allowed, in part, in 2000 and, in part, in 2001 ($3,870,999 in 2000; $1,935,490 in 2001). Because that loss was carried back to 1997, the settlement would result in a total tax deficiency of $515,030, plus interest, for the tax year 1997 and no deficiencies for 2000 and 2001. The part of the loss disallowed for carryback from 2000 to 1997 would be available as a carryforward for years after 2001. On July 9, 2007, the Company received a letter from the IRS confirming final approval of the settlement.
CVF received a final demand from the Internal Revenue Service dated February 19, 2008 requesting payment of tax totaling $515,000 relating to the tax audit the years 1997, 2000 and 2001 plus accrued interest and penalty for a total demand of $913,336. On March 12, 2008, CVF responded to this Internal Revenue Service request by submitting a Form 12153 (Request for Collection Due Process Hearing). As part of this submission CVF is requesting an Installment Arrangement with the Internal Revenue Service and stating that CVF does not agree to additional penalties and interest that is included in the $913,336 indicated by the Internal Revenue Service. CVF plans to challenge the accrued interest charged by the Internal Revenue Service as CVF believes it has strong grounds to challenge the interest assessed.
Stock Options/Warrants/Restricted Stock Grants —
During the first quarter 2008, the Company granted nil [nil in 2007] stock options to certain officers, employees and directors.
In November 2007, the Board of Directors of the Company approved awarding 652,131 restricted common shares in return for cancellation of all outstanding options and warrants that had not expired at that time. These shares will vest at the end of each year over a three year period beginning November 2008 with vesting accelerated on a change of control. During the first quarter 2008 an expense of $5,978 was recorded for these shares.
On April 6, 2006 the Board of Directors of the Company approved the Corporation’s Management Incentive Program. In connection with the program, CVF restricted common stock was granted to officers and employees of the Company totaling 1,660,000 restricted common shares. These shares will vest at the end of each year over a three year period beginning April 2007 with vesting accelerated on a change of control. The value of these shares was recorded at $0.39 per share which was the closing market price on that date. The expense is being recorded over the period that the shares vest (36 months). During the first quarter 2008 an expense of $55,126 was recorded compared to an expense of $53,209 in the first quarter 2007.

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
FORWARD LOOKING STATEMENTS:
CVF believes that certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to vary materially from the Company’s expected results, performance or achievements. Other factors that may affect CVF’s future results include:
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Not applicable.

Item 4. Controls and procedures.
     Not applicable.
Item 4T.
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
Our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report on Form 10-Q. Based on such evaluation, for the reasons discussed in our report on internal control over financial reporting contained in our 2007 Form 10-KSB, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Report on Form 10-Q, our disclosure controls and procedures were not effective:
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
     Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
          None
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          None
Item 5. Other Information.
     On April 25, 2008, the board of directors of CVF approved the award of an aggregate of 132,109 shares of restricted stock that vest immediately to service providers to the company. These restricted shares were awarded in exchange for the cancellation by the recipient of an aggregate of 82,109 outstanding CVF restricted shares that vested over a 3 year period.
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
DATED: May 15, 2008

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